Form 10-K
period 1993-12-31
PRIME HOSPITALITY CORP
filed 1994-03-24
CIK 80293

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ------------------
                                   FORM 10-K
(MARK ONE)
 x               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
- ----             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
- ----             ENDED DECEMBER 31, 1993
                                       OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE
                 TRANSITION PERIOD FROM -------- TO --------

                           COMMISSION FILE NO. 1-6869
                               -----------------
                            PRIME HOSPITALITY CORP.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                                          22-2640625
          (State or other jurisdiction of                                            (I.R.S. employer
           incorporation or organization)                                           identification no.)
     700 ROUTE 46 EAST, FAIRFIELD, NEW JERSEY                                              07004
      (address of principal executive offices)                                          (Zip Code)

           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(201)882-1010
                           SECURITIES REGISTERED PURSUANT TO
                              SECTION 12(B) OF THE ACT:

                                                               Name of each exchange
                Title of each class                              on which registered
                -------------------                            ----------------------------
                   Common Stock,                               New York Stock Exchange
              Par Value $.01 Per Share

         Securities registered pursuant to Section 12(g) of the Act:  Warrants
                                To Purchase Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x     No
                                              -----      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     x
                               -----

         The aggregate market value of the registrant's common stock held by non-affiliates on March 10, 1994 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $208,050,000.

         The Registrant had 29,200,204 shares of Common Stock outstanding as of March 10, 1994.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   x    No
                         ------    ------

================================================================================

THIS ANNUAL REPORT ON FORM 10-K IS SUBMITTED FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 FOR PRIME HOSPITALITY CORP., A DELAWARE CORPORATION, ("THE COMPANY") AND ITS PREDECESSOR CORPORATION PRIME MOTOR INNS, INC. ("PMI"). ON JULY 31, 1992 (THE "EFFECTIVE DATE"), PMI MERGED WITH AND INTO THE COMPANY, WHICH PRIOR TO SUCH MERGER HAD BEEN A WHOLLY-OWNED SUBSIDIARY OF PMI. THE COMPANY WAS THE SURVIVING CORPORATION IN THE MERGER. THE COMPANY IMPLEMENTED "FRESH START REPORTING" ON JULY 31, 1992 AND CHANGED ITS FISCAL YEAR END FROM JUNE 30 TO DECEMBER 31.

THIS REPORT CONTAINS THE (A) COMPANY'S CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1993 AND 1992 AND JULY 31, 1992 AND THE CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1993 AND THE FIVE MONTHS ENDED DECEMBER 31, 1992 AND (B) PMI'S CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1992 AND THE CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE ONE MONTH ENDED JULY 31, 1992 AND THE YEARS ENDED JUNE 30, 1992 AND 1991.

THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY PRESENTED HEREIN WILL VARY SIGNIFICANTLY FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF PMI. ACCORDINGLY, THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF AND SUBSEQUENT TO JULY 31, 1992 ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO STATEMENTS OF PMI AS OF ANY DATE PRIOR TO JULY 31, 1992. THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF PMI AND ITS SUBSIDIARIES HAVE BEEN PREPARED IN ACCORDANCE WITH THE AICPA STATEMENT OF POSITION 90-7.

                               PART I and PART II

Items 1 and 2.   Business and Properties

General
                                    Business

         The Company is a leading independent hotel operating company with ownership or management of 86 full-service and limited-service hotels in 19 states and one resort hotel in the U.S. Virgin Islands (the "Hotels"). The Company's Hotels are generally moderately priced hotels which are designed to attract business and leisure travelers desiring quality accommodations at affordable prices. Located primarily in secondary and tertiary markets, the Hotels typically contain 100 to 200 guest rooms or suites and operate under franchise agreements with national hotel chains (the "Franchised Hotels") or under the Company's proprietary Wellesley Inns or AmeriSuites trade names (the "Proprietary Hotels"). The Company owns or leases 40 of the Hotels (the "Owned Hotels") and manages the remaining 47 Hotels for others (the "Managed Hotels"). The Company holds significant mortgages or other financial interests in 12 of the 47 Managed Hotels.

         Wellesley Inns and AmeriSuites are limited-service hotels that primarily target the business traveler. Wellesley Inns are upper- economy hotels located in Florida, the Middle Atlantic and the Northeast United States, generally within short distances from restaurant facilities. AmeriSuites are all-suites hotels mainly situated near corporate office parks and major attractions in locations in the Southern and Central United States. The Company has entered into an agreement in which it or its joint venture partner may, if certain conditions are met, contribute its eight AmeriSuites to a joint venture of which it will be a 50% owner.

         As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 87 Hotels covering a number of price points and a broad geographic range, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its array of central services permits on-site hotel general managers to focus effectively on providing guest services, results in economies of scale and helps generate above-market hotel profit margins. As a result of these operating efficiencies, the Company's Hotels generated average operating profit margins that exceeded comparable industry standards for 1992, as reported by industry sources, by approximately six percent for limited-service hotels and 16 percent for full-service hotels.

         In addition to its hotel operations, the Company owns a portfolio of notes and real estate (the "Other Assets"). As of December 31, 1993, the Other Assets included $115.3 million in notes related to the Managed Hotels, $50.0 million in other notes and $23.6 million in real estate. The Company intends over time to convert certain of these Other Assets to cash and hotel assets.
In 1992 and 1993, the Company converted $46.2 million and $14.6 million, respectively, of Other Assets to cash and added six operating hotel assets through settlements and lease terminations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Lodging Operations--Franchised Hotels" and "Business--Other Assets."

Lodging Industry

         As of December 31, 1993, there were approximately 3 million hotel rooms in the United States. During the past decade, approximately 742,000 rooms were added to the hotel industry, producing a 3.1% annual growth rate. However, subsequent to 1990, the growth rate of new construction diminished significantly, with only an estimated 40,000 rooms added in 1992 (for a growth rate of 1.3%) and 31,000 rooms added in 1993 (for a growth rate of 1.0%). Such decreases in supply, coupled with increases in demand in 1992 and 1993 generally have resulted in improved operating results for domestic hotels. The improvement in industry fundamentals has contributed to higher occupancy percentages and room rates for the domestic hotel industry, including the Company. Over the next three years industry analysts project national demand for hotel rooms to grow at a 3% to 4% annual rate due to an improved economic environment while supply growth will be negligible. Such projections also call for increases in occupancy and room rates.

         The following table sets forth industry data for 1992 and 1993 as to
(i) the average occupancy, (ii) the average room rate, (iii) REVPAR and (iv) the percentage change of supply and demand. The table includes further industry information relative to the Company's principal operating regions and types of accommodations.

                            Lodging Industry Profile

                             Average              Average                                     % Change
                            Occupancy            Room Rate              REVPAR(2)             1992-1993
Segment                   1992    1993         1992     1993          1992       1993      Supply    Demand
- -------                   ----    ----         ----     ----          ----       ----      ------    ------
U.S. Industry . . . . .  61.9%    63.7%        $59.62   $60.99       $36.90     $38.85       1.0%       4.0%
By Region:
  Middle Atlantic(1)  .  61.8%    64.4%        $77.03   $77.48       $47.60     $49.90       0.6%       4.8%
  South Atlantic  . . .  62.7%    64.8%        $59.29   $60.92       $37.17     $39.48       0.7%       4.1%
By Service:
  Luxury  . . . . . . .  67.4%    69.6%       $104.77  $106.86       $70.61     $74.37       2.0%       5.2%
  Upscale   . . . . . .  64.7%    66.0%        $73.11   $74.47       $47.30     $49.15       0.9%       2.9%
  Mid-Price   . . . . .  62.9%    63.9%        $53.98   $54.77       $33.95     $35.00       1.4%       2.9%
  Economy   . . . . . .  61.4%    61.9%        $43.76   $43.68       $26.87     $27.04       0.8%       1.6%
  Budget  . . . . . . .  59.9%    59.3%        $33.07   $33.68       $19.81     $19.97       0.3%      -0.7%

- -------------------

Source:  Smith Travel Lodging Outlook, February 1994.

(1)      Middle Atlantic includes New Jersey, New York and Pennsylvania.
(2) REVPAR means revenues per available room and is equal to the amount of room revenue divided by the total number of rooms available for sale.

Strategy

         The Company believes that its equity ownership in the Hotels has generated attractive yields and therefore it seeks to expand its role as equity owner. As an owner/operator of hotels, the Company has control over hotel product quality and service and benefits directly from both improving industry fundamentals and its ability to improve individual hotel operating performance. The Company's strategy to meet the foregoing objective and achieve sustainable earnings growth has five key elements:

         - Expand Proprietary Hotel Chains. The Company believes that its two proprietary hotel brands, Wellesley Inns and AmeriSuites, are well positioned in attractive segments of the lodging industry. The Company plans to continue the expansion of the Wellesley Inns chain in the Southeast, the Middle Atlantic and the Northeast United States through development of new hotels and the acquisition and conversion of existing hotels. The Company also intends to expand the AmeriSuites chain through development of new hotels in business and corporate markets throughout the country.

         - Acquire and Reposition Hotels. The Company believes short-term opportunities exist to acquire and reposition hotels at attractive multiples of cash flow or at significant discounts to replacement values. Generally, this strategy requires investment of additional capital to improve product quality and implementation of marketing and operating systems to enhance market position and improve operating performance.

         - Refurbish and Improve Operations at Existing Company-owned Hotels. During the last two years, the Company has acquired operating control of six Hotels through mortgage foreclosures, lease termination/evictions or acquisitions. The Company is pursuing a program of refurbishing, repositioning and, in some instances, changing the franchise affiliation of these recently acquired Hotels as well as other Hotels in the Company's portfolio.

         - Expand Management Service Operations. The Company seeks to expand the number of Managed Hotels as a complement to its core hotel ownership operations. The Company believes that its management services business provides profit opportunities without significant capital investment or incremental costs.

         - Monetize or Convert Other Assets. The Company is currently seeking to monetize or convert Other Assets to hotel operating assets and cash. The Company converted $46.2 million and $14.6 million of other assets in 1992 and 1993 to cash and added six operating hotels through settlements and lease terminations. The Company presently is attempting to convert Other Assets which presently carry a book value of $75.0 million, to approximately $50.0 million in operating assets with respect to the Marriott's Frenchman's Reef hotel in St.

                 Thomas, U.S. Virgin Islands ("the Frenchman's Reef") and $32.0 million in cash from the settlement of notes with Allan V. Rose and Arthur G. Cohen (the "Rose and Cohen Settlement"), of which $25.0 million represents cash held in escrow as settlement for notes receivable and an estimated $7.0 million from the proceeds of the sale of 1.1 million shares of the Company's common stock held by Rose. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Lodging Operations--Franchised Hotels" and "Business--Other Assets."

Lodging Operations

         The Hotels are located in 19 states and the U.S. Virgin Islands and contain a total of 13,011 rooms. Hotel size generally ranges between 100 to 200 guest rooms or suites. The Hotels are operated primarily under franchise agreements with national chains including Marriott, Radisson, Sheraton, Holiday Inn, Ramada and Howard Johnson trade names and under the proprietary trade names Wellesley Inns and AmeriSuites. The Hotels generally serve secondary and tertiary markets and focus primarily on the business traveler customer base. The following table sets forth information with respect to the Owned and Managed Hotels as of March 1, 1994:

                                             Owned(1)             Managed with
                                         -----------------  Significant Interest (2)     Other Managed             Total
                                                            ------------------------  -------------------     -----------------
                                         Hotels      Rooms      Hotels      Rooms      Hotels      Rooms      Hotels     Rooms
                                         ------      -----    ---------     ------    --------    -------     ------     ------
                Wellesley Inn . . .          11      1,157          5         478         11       1,031         27       2,666
                AmeriSuites (3) . .           8        993          0           0          0           0          8         993
                Marriott  . . . . .           0          0          1         517          1         525          2       1,042
                Radisson  . . . . .           0          0          1         204          1         192          2         396
                Sheraton  . . . . .           2        364          0           0          1         225          3         589
                Holiday Inn . . . .           2        363          1         158          4         827          7       1,348
                Ramada  . . . . . .           7      1,031          2         423         12       2,483         21       3,937
                Howard Johnson  . .           8        846          2         361          4         515         14       1,722
                Other . . . . . . .           2        228          0           0          1          90          3         318
                                             --      -----         --       -----         --       -----         --      ------
                  TOTAL   . . . . .          40      4,982         12       2,141         35       5,888         87      13,011
                                             ==      =====         ==       =====         ==       =====         ==      ======
- --------------

(1) Of the 40 Owned Hotels, ten are leased.
(2) Twelve Managed Hotels in which the Company holds a significant mortgage on the property.
(3) The AmeriSuites presently owned by the Company are managed by ShoLodge.

     The following table sets forth information with respect to the Owned Hotels as of March 1, 1994:

- --------------------------------------------------------------------------------------------------------------------
                      Wellesley Inn       AmeriSuites          Sheraton          Holiday Inn         Ramada Inn
State               Hotels     Rooms    Hotels     Rooms    Hotels     Rooms    Hotels     Rooms    Hotels     Rooms
- --------------------------------------------------------------------------------------------------------------------
Arizona                                   1        118
Arkansas                                  1        130
California
Connecticut           1       105                                                                       3         486
Delaware
Florida               8       845
Georgia                                   1        114
Indiana                                   1        126
Nevada                                                                             1       202
New Jersey            1       101                             1        124                             2         304
New York                                                      1        240                             2         241
Ohio                                      2        254
Oregon                                                                             1       161
Tennessee                                 2        251
Virginia              1       106
                     -----------------------------------------------------------------------------------------------
Total                11     1,157         8        993        2        364         2       363         7       1,031
                     ===============================================================================================


- --------------------------------------------------------------------------------------------------
                            Howard Johnson                 Other                    Total
State                   Hotels          Rooms        Hotels       Rooms       Hotels         Rooms
- --------------------------------------------------------------------------------------------------
Arizona                                                                       1               118
Arkansas                                                                      1               130
California               1              94                                    1                94
Connecticut                                                                   4               591
Delaware                 1             142                                    1               142
Florida                  1              96            2           228        11             1,169
Georgia                                                                       1               114
Indiana                                                                       1               126
Nevada                                                                        1               202
New Jersey               4             418                                    8               947
New York                 1              96                                    4               577
Ohio                                                                          2               254
Oregon                                                                        1               161
Tennessee                                                                     2               251
Virginia                                                                      1               106
                         ------------------------------------------------------------------------
Total                    8             846            2           228        40             4,982
                         ========================================================================




     The following table sets forth information with respect to Managed Hotels as of March 1, 1994:

- ----------------------------------------------------------------------------------------------------------
                    Wellesley Inn        Marriott         Radisson           Sheraton       Holiday Inn
State              Hotels    Rooms   Hotels    Rooms   Hotels    Rooms   Hotels    Rooms   Hotels    Rooms
- ----------------------------------------------------------------------------------------------------------
California
Connecticut
Florida              6        597
Maryland             1         84      1        525
Massachusetts
Nebraska
New Jersey           2        179                       2          396     1        225     2         550
New York             5        461
Ohio
Pennsylvania         1        105                                                           2         320
Virginia             1         83                                                           1         115
Virgin Islands                         1        517
                    -------------------------------------------------------------------------------------
Total               16      1,509      2      1,042     2          396     1        225     5         985
                    =====================================================================================

- ------------------------------------------------------------------------------------------------------
                       Ramada Inn         Howard Johnson           Other                 Total
State               Hotels     Rooms     Hotels     Rooms     Hotels     Rooms      Hotels      Rooms
- ------------------------------------------------------------------------------------------------------
California            1         260        1         95                               2            355
Connecticut           1         199                                                   1            199
Florida                                    2        325                               8            922
Maryland                                   1        189                               3            798
Massachusetts         1         196                                                   1            196
Nebraska              1         215                                                   1            215
New Jersey            7       1,372        2        267                              16          2,989
New York                                                                              5            461
Ohio                  1         191                                                   1            191
Pennsylvania          1         280                             1         90          5            795
Virginia              1         193                                                   3            391
Virgin Islands                                                                        1            517
                     ---------------------------------------------------------------------------------
Total                14       2,906        6        876         1         90         47          8,029
                     =================================================================================

         The following table sets forth for the five years ended December 31, 1993 the number of hotels and rooms and the occupancy and ADR ("average room rate") of the Owned and Managed Hotels. The data includes full year operating results for hotels that the Company had previously managed and then acquired during the year.

Year Ended                                   Managed with
December 31,          Owned              Significant Interest       Other Managed               Total
- ------------     ----------------        --------------------      ----------------       ----------------
                 Hotels      Rooms       Hotels      Rooms         Hotels     Rooms       Hotels     Rooms
                 ------      -----       ------      -----         ------     -----       ------     -----
1989  . . . . . . . 21       2,687           12      2,141            31      5,245           64     10,073
1990  . . . . . . . 31       3,941           12      2,141            31      5,245           74     11,327
1991  . . . . . . . 32       4,071           12      2,141            32      5,489           76     11,701
1992  . . . . . . . 35       4,419           12      2,141            32      5,489           79     12,049
1993  . . . . . . . 41       5,092           12      2,141            33      5,604           86     12,837

              Occupancy      ADR       Occupancy     ADR         Occupancy    ADR        Occupancy    ADR
              ---------      ---       ---------     ---         ---------    ---        ---------    ---
1989  . . . . .  67.7%      $59.19        71.0%     $82.29         71.1%     $58.53        70.3%     $64.41
1990  . . . . .  65.9%      $55.88        69.1%     $78.63         66.3%     $60.99        66.6%     $63.19
1991  . . . . .  66.6%      $53.60        64.1%     $78.14         61.4%     $59.15        63.7%     $60.80
1992  . . . . .  68.0%      $54.83        64.9%     $80.45         66.3%     $58.64        66.6%     $61.16
1993  . . . . .  70.0%      $56.02        68.8%     $84.36         68.4%     $59.88        69.1%     $62.74

         The leases covering the Company's leased Hotels provide for fixed lease rents and, in most instances, additional percentage rents based on a percentage of room revenues. The leases also generally require the Company to pay the cost of repairs, insurance and real estate taxes. In addition, some of the Company's Owned Hotels are located on land subject to long-term leases, generally for terms in excess of the depreciable lives of the improvements.

         The Company continuously refurbishes its Owned Hotels in order to maintain consistent quality standards. The Company generally spends approximately 4% to 6% of hotel revenue on capital improvements at its Owned Hotels and typically refurbishes each hotel approximately every five years. The Company believes that its Owned Hotels are in generally good physical condition, with over half of the Owned Hotels being less than five years old. The Company recommends the refurbishment and repair projects on its Managed Hotels although spending amounts vary based on the financial strength of the hotel and its owner and the significance of the Company's interest as a mortgagee.

Franchised Hotels

         The Company currently operates 36 full-service Hotels and 15 limited-service Hotels under franchise agreements with Marriott, Radisson, Sheraton, Holiday Inn, Ramada and Howard Johnson. Additionally, the Company owns one independent hotel. The Franchised Hotels are mostly located in the Northeast, Middle Atlantic and Western regions in the United States. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for Franchised Hotels consists primarily of business travelers as well as tourists. The Company's sales force markets to companies which have a significant number of employees traveling in the Company's operating regions who consistently produce a high volume demand for hotel room nights. Full-service hotels generally have pool, restaurant, lounge, banquet and meeting facilities, whereas limited-service hotels generally only have a pool and, in some instances, meeting facilities.

         The Company manages one resort hotel, Marriott's Frenchman's Reef in St. Thomas, U.S. Virgin Islands. The Frenchman's Reef is a 517- room resort hotel which includes a 421-room eight-story building and 96 rooms in the adjacent Morningstar Beach Resort. The Frenchman's Reef has seven restaurants, extensive convention facilities, complete sports and beach facilities and a self-contained total energy and desalinization system. The Frenchman's Reef is marketed directly through its own sales force in New York City and at the Hotel, and through the Marriott reservation system. The Frenchman's Reef markets primarily to tour groups, corporate meetings, conventions and
individual vacationers.   The Company currently manages the Frenchman's Reef
for an independent owner, although the Company holds a significant interest in the property through a first mortgage that the Company acquired when it sold the Frenchman's Reef in 1985. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The full-service Franchised Hotels generally are larger Hotels and have between 150 and 300 rooms, pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and facsimile services. In order to improve guest satisfaction, the Company has recently introduced or expanded theme concept lounges such as sports bars, fifties clubs and country and western bars in six of its Hotels. The hotels actively market meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. The full-service Franchised Hotels are operated under agreements with Marriott, Radisson, Sheraton, Holiday Inn (including Crowne Plaza Hotels) and Ramada. The Company received recognition in 1993 as a highly awarded Ramada franchisee for hotel quality and service and received awards from other franchisors and associations as well.

         The following table sets forth for the five years ended December 31, 1993, with respect to the full-service Franchised Hotels that were Owned and Managed Hotels, the number of locations, number of rooms, occupancy percentage and ADR. The data includes full year operating results for hotels that the Company had previously managed and then acquired during the year.

                                                    Number of
                                            ------------------------
                                            Locations          Rooms           Occupancy %          ADR
                                            ---------          -----           -----------          ---
                 1989 . . . . . . . . . . . .  34              7,032               68.3            $72.41
                 1990 . . . . . . . . . . . .  36              7,389               64.3            $72.48
                 1991 . . . . . . . . . . . .  37              7,633               61.4            $69.57
                 1992 . . . . . . . . . . . .  37              7,633               64.7            $70.31
                 1993 . . . . . . . . . . . .  37              7,633               67.0            $73.00

         The Company's limited-service Franchised Hotels generally have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services, generally with restaurant facilities within a short distance of the hotel. They are designed to appeal primarily to business travelers and secondarily to tourists. The following table sets forth for the five years ended December 31, 1993, with respect to the limited-service Franchised Hotels that were Owned and Managed Hotels, the number of locations, number of rooms, occupancy percentage and ADR. The data includes full year operating results for hotels that the Company had previously managed and then acquired during the year.

                                                    Number of
                                            -----------------------
                                            Locations         Rooms          Occupancy %         ADR
                                            ---------         -----          -----------         ---
                 1989 . . . . . . . . . . . . .  9            1,010              69.1           $52.02
                 1990 . . . . . . . . . . . . .  9            1,010              61.8           $52.17
                 1991 . . . . . . . . . . . . .  9            1,010              54.4           $49.42
                 1992 . . . . . . . . . . . .   10            1,106              57.4           $47.01
                 1993 . . . . . . . . . . . .   13            1,465              60.4           $45.67

         The Company reviews on an on-going basis each Franchised Hotel's competitive position in its local market in order to decide the types of product that will best meet the market's demand characteristics. Repositioning a hotel generally requires renovation and refurbishment of the exterior and interior of the building and may result in a change in brand name. In 1993, the Company changed the franchise affiliations of four of its Hotels and will continue to do so where appropriate. The Company has completed or is in the process of repositioning eight of its Franchised Owned Hotels.

         The Company believes short-term opportunities exist for acquisitions of full-service Franchised Hotels at attractive multiples of cash flow or at significant discounts to replacement values. Due to competition among hotel buyers, the Company cannot predict when or if it will acquire additional hotels. The Company seeks to complement its acquisition objectives by adding Managed Hotels. The Company believes there is a market for experienced hotel operators to manage for hotel equity holders such as banks, insurance companies and other capital investors.

Wellesley Inns

         The Company's proprietary Wellesley Inns chain consists of 27 limited-service hotels, 14 of which are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The Company owns and operates 11 Wellesley Inns and manages 16 Wellesley Inns for independent owners. The Company has developed separate strategies for the Wellesley Inns located in Florida and the northern Wellesley Inns. In Florida, where the population has grown rapidly and development opportunities continue to exist, it has built a geographically concentrated group of Wellesley Inns thereby developing brand name recognition in Florida. In 1993, the Florida Wellesley Inns average occupancy was approximately 90% and gross operating profits averaged over 50% of hotel revenues. The prototypical Florida Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as continental breakfast, remote control cable television and facsimile services. The Florida properties are operated through the Company's Florida regional office. Marketing efforts rely heavily on direct marketing and billboard advertising. In the Middle Atlantic and Northeast where the Company believes new development opportunities are limited, the Company has focused on building the Wellesley Inns system through acquisition and conversion of existing properties. In 1993, the northern Wellesley Inns average occupancy was over 72% and gross operating profits averaged approximately 46% of hotel revenues. The Company owns eight Florida Wellesley Inns and three northern Wellesley Inns.

         The following table sets forth for the five years ended December 31, 1993, with respect to the Wellesley Inns that are Owned and Managed Hotels, the number of locations, number of rooms, occupancy percentage and the average daily rate ADR. The data includes full year operating results for hotels that the Company had previously managed and then acquired during the year.

                                                   Number of
                                            ------------------------
                                            Locations          Rooms            Occupancy %          ADR
                                            ---------          -----            -----------          ---
                 1989 . . . . . . . . . . . .   21             2,031                78.8           $43.54
                 1990 . . . . . . . . . . . .   26             2,561                78.4           $43.75
                 1991 . . . . . . . . . . . .   26             2,561                76.5           $43.75
                 1992 . . . . . . . . . . . .   26             2,561                78.0           $43.74
                 1993 . . . . . . . . . . . .   27             2,666                81.2           $45.28

         The majority of the Florida Wellesley Inns were constructed within the past five years. Historically, the Company has built

Florida Wellesley Inns at a cost of approximately $35,000 to $40,000 per room, depending on land costs. Florida Wellesley Inns have a low cost structure and have had rapid stabilization periods generally within six to 18 months of opening. The Company has begun construction of one Wellesley Inn in the Sawgrass section of Fort Lauderdale, Florida and one Wellesley Inn in Lakeland, Florida. The Company plans to expand the Northern portion of the Wellesley Inn chain through conversion of existing mid-priced limited-service hotels rather than through new construction.

AmeriSuites

         The Company owns eight AmeriSuites hotels, which are positioned in the all-suites segment of the hotel industry. AmeriSuites hotels offer guests an attractively designed suite unit with a complimentary continental breakfast in a spacious lobby cafe, remote control cable television and facsimile service. AmeriSuites is a limited-service concept which offers group meeting space, but does not include restaurant or lounge facilities. AmeriSuites attract customers which typically stay in mid-market limited-service and full-service hotels principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas. AmeriSuites contain approximately 125 suites and two to four meeting rooms. AmeriSuites are primarily located near corporate office parks and major attractions in the South and Central parts of the United States. The target market is primarily the business traveler with an average length of stay of two to three nights and secondarily traveling families. The Company's eight AmeriSuites are managed by ShoLodge. The Company currently intends to manage the AmeriSuites it is planning to build in Tampa, Florida and any other AmeriSuites owned by the Company outside the ShoLodge joint venture. AmeriSuites are marketed on a local level primarily through direct sales and use the ShoLodge reservation system.

         The following table sets forth for the five years ended December 31, 1993, with respect to AmeriSuites that are Owned Hotels, the number of locations, number of rooms, occupancy percentage and the ADR. The data includes full year operating results for hotels that the Company had previously managed and then acquired during the year.

                                                   Number of
                                            ------------------------
                                            Locations          Rooms          Occupancy %             ADR
                                            ---------          -----          -----------             ---
                 1989 . . . . . . . . . . . .   0                 0               0.0                $0.00
                 1990 . . . . . . . . . . . .   3               367              37.9               $60.23
                 1991 . . . . . . . . . . . .   4               497              48.5               $55.33
                 1992 . . . . . . . . . . . .   6               749              60.0               $54.99
                 1993 . . . . . . . . . . . .   8               993              64.1               $56.21


         In 1993, the Company, through Suites of America, Inc., a wholly owned subsidiary ("Suites of America"), entered into a joint venture agreement with ShoLodge designed to increase the number of AmeriSuites from the six hotels owned at that time by adding six hotels to be built and financed by ShoLodge. ShoLodge has completed development of three hotels, two of which the Company has acquired subject to ShoLodge mortgages, bringing to eight the total number of AmeriSuites owned by the Company. In addition, ShoLodge has three hotels currently under construction. Upon the occurrence of certain events and the exercise of an option by either ShoLodge or the Company, Suites of America will own 12 AmeriSuites, ShoLodge will own a 50% interest in Suites of America and Suites of America will enter into a 20 year management agreement with ShoLodge. The Company will retain ownership of and all rights to license and develop the brand name for its own account, regardless of whether the Company or ShoLodge executes such option.

         The Company plans to develop the AmeriSuites chain through new construction for its own account outside the joint venture. The Company has begun development of a site in Tampa, Florida and has other sites currently under review. All of the AmeriSuites were constructed within the past four years. The Company has historically built AmeriSuites at a cost of approximately $45,000 to $48,000 per room, depending on land costs. AmeriSuites have a low cost structure and have had stabilization periods, generally of 24 to 36 months of opening. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Other Assets

         On the December 31, 1993 balance sheet, Other Assets totalled approximately $188.9 million and consisted of an aggregate principal amount of $115.3 million of mortgages and notes secured by Managed Hotels, $50.0 million of other mortgages and notes and $23.6 million of real property not related to Owned Hotels (approximately $12 million of which consisted of office buildings). The Company intends to convert certain of these Other Assets to cash and hotel assets. In 1992 and 1993, the Company converted

$46.2 million and $14.6 million, respectively, of Other Assets to cash and added six operating hotel assets through settlements and lease terminations.

         The Company's mortgage notes secured by hotel properties consist primarily of notes with a book value of $100.2 million secured by mortgages on 12 Managed Hotels. These notes currently bear interest at rates ranging from 8.5% to 14.0% per annum and have various maturities through 2014. The mortgages were primarily derived from the sales of hotel properties. The largest of the 12 is the Frenchman's Reef mortgage, which the Company is seeking to restructure. The Frenchman's Reef accounts for $50.0 million of the mortgage notes and has a face value of approximately $79.0 million (excluding accrued interest). The Company has restructured approximately $36.5 million of the remaining mortgages and notes to receive the majority of available cash flow and a participation in the future excess cash flow of such hotel properties. The restructurings generally include senior mandatory-payment notes and junior notes payable annually based on cash flow. The Company believes that, taken together, the restructured senior and junior mortgage notes often exceed the value of the properties they encumber. As a result, these junior notes bear many of the characteristics and risks of operating hotel equity investments and are not reflected on the Company's balance sheet. Earnings on the Other Assets totaled 14.9% of Company's revenues in 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         In addition to the 12 significant mortgage positions referred to above, the Company also holds the junior, accruing or cash flow notes and other interests on 19 other properties managed by the Company. With regard to these 19 properties, third parties generally hold significant senior mortgages. Because there is substantial doubt that the Company will recover any of their value, none of these subordinated financial interests are valued on the Company's balance sheet.

         In 1993, the Company recognized $3.8 million of interest income from the senior, mandatory payment notes and $1.0 million of interest income related to the junior, accruing or cash flow-based notes. The ability to collect on these junior notes is affected by interest rates on other hotel debt owed to third parties that is senior to the Company's mortgages and notes on the hotel properties. The junior, accruing or cash flow notes have benefitted recently from lower floating interest rates on the more senior debt. Approximately $4.3 million or 28.8% of the 1993 interest income on mortgages and notes was derived from the Company's note receivable secured by the Frenchman's Reef. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's other notes receivable consist primarily of a note with a book value of $25 million related to loans its predecessor made to entities controlled by Rose and Cohen. The Company has collected $25.0 million from Rose, which amount has been placed in escrow in settlement of the note from Rose and Cohen. The entire amount of the settlement is subject to a claim by Financial Security Assurance, Inc. ("FSA"). The Rose and Cohen Settlement will include an additional amount from the liquidation of approximately 1.1 million shares of the Company's common stock held by Rose. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Realizations."

Management Agreements

         The Company provides hotel management services to third party hotel owners of 47 Managed Hotels. Management fees are derived from the Managed Hotels based on fixed percentages of the property's total revenues. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions and performance related incentive payments based on certain measures of hotel income. The Company's fixed management fee percentages range from 0.5% to 5.0% and average 3.5% of the Managed Hotel's total revenues before giving consideration to performance related incentive payments. The base and incentive fees comprised approximately 60.1%, or $6.5 million, of the total management and other fees in 1993. Terms of the management agreements vary but the majority are considered short-term and, therefore, there are risks associated with termination of these agreements. However, the Company believes these risks are mitigated due to its role as lender or provider of trade names in many of these instances. The Company seeks to expand the number of hotels under management agreements for third parties as a complement to its core hotel ownership operation. In the first quarter of 1994 the Company added two Managed Hotels in Santa Clara, California and Atlanta, Georgia. It believes that the management service business provides gross revenue opportunities without the investment of significant capital expenses and operating costs.

Operations

         As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 87 Hotels covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, results in economies of scale and leads to above-market hotel profit margins. As a result of these operating strategies, the Company's Hotels generated average operating profit margins that exceeded comparable industry standards for 1992, as reported by industry sources, by approximately six percent for limited-service hotels and 16 percent for full-service hotels.

         The Company's operating strategy combines operating service and guidance from its central management team, with decentralized decision-making authority delegated to each hotel's on-site management. On-site hotel managers focus on providing guest services. The on- site hotel management teams focus on providing guest services and consist of a general manager and, depending on the hotel's size and market positioning, managers of sales and marketing, food and beverage, front desk services, housekeeping and engineering. The Company's operating objective is to exceed guest expectations by providing quality services and comfortable accommodations at the lowest cost consistent with each hotel's market position. On-site hotel management is responsible for efficient expense controls and uses operating standards provided by the Company. Within parameters established in the operating and capital planning process, on-site management possesses broad decision-making authority on operating issues such as guest services, marketing strategies, hiring practices and incentive programs. Each hotel's management team is empowered to take all necessary steps to ensure guest satisfaction within established guidelines. Key on-site personnel participate in an incentive program based on hotel revenues and profits.

         The central management team, located in Fairfield, New Jersey, provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

         Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 10-15 hotels. Supporting them are training, food and beverage and human resources departments, each staffed full-time by specialized professionals. The cornerstone of operations management is employee training, with a staff of professionals dedicated to training in sales, housekeeping, food service, front desk services and leadership. The Company believes these efforts increase employee effectiveness, reduce turnover and improve the level of guest services.

         The Company's cost-effective centralized management services benefit not only its existing operations but also provide additional opportunities for growth and development from acquisitions. In all of the recently acquired Hotels, the Company's headquarters have assumed certain of the operational responsibilities which previously had been performed by the on-site Hotel management. In addition, the Company believes it has improved operating efficiencies for each of these Hotels that it has acquired.

         Sales and Marketing. Aggressive sales and marketing is a top operating priority. Sales and marketing management is directed by a corporate staff of 20 professionals, including regional marketing directors who are responsible for each Hotel's sales and marketing strategies, and the Company's 12-member national sales group, Market Segments, Inc. ("MSI"). In cooperation with the regional marketing and organization staff, on-site sales management develops and implements short- and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability. In addition, the Company assumes prominent roles in franchise marketing associations to obtain maximum benefit from franchise affiliations. The Company's in-house creative department creates hotel advertising materials and programs at cost-effective rates.

         Complementing regional and on-site marketing efforts, MSI's marketing team targets specific hotel room demand generators including tour operators, major national corporate accounts, athletic teams, religious groups and others with segment-specialized sales initiatives. MSI's primary objective is to book hotel rooms at the Company's Hotels and its secondary objective is to market its services on a commission basis to major operators throughout the industry. Sales activities on behalf of non-affiliated hotels increase the number of hotels where bookings can be made to support marketing efforts and defray the costs of the marketing organization.

         Financial Reporting and Control. The Company's system of centralized financial reporting and control permits management to closely monitor decentralized hotel operations without the cost of financial personnel on site. Centralized accounting personnel produce detailed financial and operating reports for each Hotel. Additionally, central management directs budgeting and analysis, processes payroll, handles accounts payable, manages each Hotel's cash, oversees credit and collection activities and conducts on-site hotel audits.

         Hotel Support Services. The Company's hotel support services combine a number of technical functions in central, specialized management teams to attain economies of scale and minimize costs. Central management handles purchasing, directs construction and maintenance and provides design services. Technical staff teams support each hotel's information and communication systems needs. Additionally, the Company directs safety/risk management activities and provides central legal services.

Franchise Agreements

         The Company enters into non-exclusive franchise licensing agreements with various franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The non-exclusive nature of the franchise agreement allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. While the Company currently has a good relationship with its franchisors, there can be no assurance that a desirable replacement would be available if any of the franchise agreements were to be terminated.

         The franchise agreements require the Company to pay annual fees, to maintain certain standards and to implement certain programs which require additional expenditures by the Company such as remodeling or redecorating. The payment of annual fees, which typically total 7% to 8% of room revenues, cover royalty fees and the costs of marketing and reservation services provided by the franchisors. The use of franchisor reservation systems typically result in increased occupancy. Franchise agreements, when initiated, generally provide for an initial fee in addition to annual fees payable to the franchisor.

Working Capital

         The Company currently funds its working capital needs principally through a combination of existing cash balances, cash flow from operations and cash from Other Asset settlements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

Seasonality

         The impact of seasonality on the Company as a whole is insignificant due to the seasonal balance achieved from the geographical location of the Company's hotel properties in the Northeast and Southeast.

Competition

         The Company operates and manages hotel properties in areas that contain numerous other hotels, some of which are affiliated with national or regional chains. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

         The Company also competes with other management companies for the management of hotel properties owned by third parties. Due to the abundance of management companies, the percentage of gross sales which the Company earns as a manager has decreased in certain instances and the terms of the management agreements, have been reduced. In order to retain existing management contracts, the Company may have to reduce further the fees which it receives.

Employees

         As of December 31, 1993, the Company employed approximately 4,900 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

Environmental Matters

         The Hotels are subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any material environmental liability.

Item 3.  Legal Proceedings.

         On September 3, 1993 Frenchmen's Reef Beach Resorts ("FRBA") filed for protection under chapter 11 of the Bankruptcy Code. FRBA is the owner of the Marriott Hotel, St. Thomas. U.S. Virgin Islands (the "Hotel"). The Company holds mortgages encumbering the Hotel which secure obligations of FRBA to the Company. In addition, the

Company manages the Hotel for FRBA pursuant to a written agreement. FRBA has filed with the bankruptcy court a Disclosure Statement setting forth a Plan of Reorganization which, among other things, provides for the conveyance of the Hotel to the Company. The limited partners of FRBA have filed an objection to the Disclosure Statement. The Company has pending before the bankruptcy court a motion for permission to commence and pursue a foreclosure of its mortgages through the receipt of a judgement of foreclosure.

         In a proceeding captioned PMI Investment, Inc. vs. Allan V. Rose and Arthur Cohen et al. brought before the bankruptcy court the Company seeks to recover amounts owed by Rose and Cohen under a guaranty. In that same proceeding, the Company also seeks a determination that FSA has no claim to the proceeds of any recovery from Rose and Cohen.

         The Company has reached a settlement in that proceeding with Rose and Cohen. Under the settlement, the Company will receive $25.0 million in cash, which Rose has deposited in escrow, and the cash proceeds of the sale of approximately 1.1 million shares of the Company's stock owned by Rose under the Prime Motor Inns, Inc. Second Amended Plan of Reorganization. Disbursal of the settlement proceeds is subject to the bankruptcy court's approval of the settlement and the bankruptcy court's determination that FSA has no claim to the settlement proceeds. A trial was held in January, 1994 on both issues and the Company is awaiting the decision of the bankruptcy court.

         PMI has responded to informal requests for information by the United States Securities and Exchange Commission's Division of Enforcement relating to certain of PMI's significant transactions for the years 1985 through 1990.

         PMI has not submitted its Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and Quarterly Reports on Form 10-Q during the pendency of its reorganization, except for its Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

Contingent Claims

         As of March 1, 1994 unresolved bankruptcy claims of approximately $437,000,000 have been asserted against PMI. The Company has disputed substantially all of these unresolved bankruptcy claims and has filed objections to such claims. Management and its counsel believe that substantially all of these claims will be dismissed and disallowed. Any claims not disallowed will be satisfied by issuance of the Company's common stock. In accordance with SOP 90-7, the consolidated financial statements have given full effect to the issuance of the Company's common stock. The Company believes that the resolution of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         In addition to the foregoing legal proceedings, the Company is involved in various other proceedings incidental to the normal course of its business. Management does not expect that any of such other proceedings will have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fiscal quarter ended December 31, 1993 to a vote of the security holders of the Company.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock, par value $.01 per share, commenced trading on the New York Stock Exchange (the "NYSE") on August 3, 1992 under the symbol "PDQ." As of March 10, 1994 there were 29,200,204 shares of common stock outstanding. The Company's Plan of Reorganization ("the Plan") provided for the issuance of 33,000,000 shares of common stock to holders of claims under the Plan. The number of shares ultimately distributed under the Plan could be less than 33,000,000 shares depending on the final outcome of disputed claims. In addition, the Company has issued warrants to purchase an aggregate of 2,106,000 shares of common stock. The warrants are not listed on any exchange.

         The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

Five Months Ended
December 31, 1992                                            High           Low      Dividend/Share
- -----------------                                            ----          -----     --------------
Third Quarter (August 3,  . . . . . . . . . . . . . . . . .  2-1/8          1-1/2         -0-
    1992 - September 30, 1992)
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . .  2-1/4          1-1/2         -0-

Year Ended
December 31, 1993
- -----------------

First Quarter . . . . . . . . . . . . . . . . . . . . . . .  3-5/8          2-1/8         -0-
Second Quarter  . . . . . . . . . . . . . . . . . . . . . .  4-1/2          3-1/2         -0-
Third Quarter . . . . . . . . . . . . . . . . . . . . . . .  4-3/4          3-1/8         -0-
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . .      6          4-3/8         -0-

         As of March 10, 1994, the closing sales price of the common stock on the NYSE was $7 1/8. As of March 10, 1994, there were approximately 3,422 holders of record of common stock.

         Prime does not anticipate paying any dividends on the common stock in the foreseeable future. Covenants contained in certain of the Company's debt securities prohibit Prime from paying cash dividends.

Item 6.  Selected Financial Data

         The Company is the successor in interest to PMI. The Company implemented "fresh start" reporting pursuant to the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" of the American Institute of Certified Public Accountants, as of the Effective Date. Accordingly, the consolidated financial statements of the Company are not comparable in all material respects to any such financial statement as of any date or any period prior to the Effective Date. Subsequent to the Effective Date, the Company changed its fiscal year end from June 30 to December 31. The table below presents selected consolidated financial data derived from: (i) the Company's historical financial statements for the year ended December 31, 1993, (ii) the Company's historical financial statements as of and for the five month period ended December 31, 1992, (iii) the Company's "fresh start" balance sheet as of the Effective Date, and (iv) the historical consolidated financial statements of PMI for the one month ended July 31, 1992 and for each of the four years in the period ended June 30, 1992. This data should be read in conjunction with the Consolidated Financial Statements.

                                           Post-Reorganization                  Pre-Reorganization
                                        ---------------------------   ----------------------------------------
                                                              As of and for the
                                                          --------------------------
                                       As of and for      Five Months  |  One Month         As of and for the
                                       the Year Ended       Ended      |    Ended          Year Ended June 30,
                                       December 31,      December 31,  |   July 31,      -----------------------
                                           1993             1992       |    1992(1)      1992(1)         1991(1)
                                      ----------------   ------------- | ------------    --------        -------
                                                           (IN THOUSANDS)
                                                                       |
STATEMENT OF OPERATIONS DATA:                                          |
  Total revenues  . . . . . . . . . . .    $108,860        $ 41,334    |  $   8,793       $134,190      $205,699
  Valuation writedowns                                                 |
    and reserves  . . . . . . . . . . .       --                --     |    (13,000)       (62,123)      (59,149)
  Reorganization items  . . . . . . . .       --                --     |      1,796        (23,194)     (181,655)
  Income(loss) from                                                    |
    continuing operations before                                       |
    extraordinary items (3) . . . . . .       8,175           1,393    |    (10,274)       (71,965)     (246,110)
  Extraordinary items - gains                                          |
    on discharge of indebtedness                                       |
    (net of income taxes)   . . . . . .       3,989              --    |    249,600             --            --
  Net income (loss) . . . . . . . . . . . .  12,164           1,393    |    239,326        (71,965)     (227,188)
                                                                       |
BALANCE SHEET DATA:                                                    |
  Total assets  . . . . . . . . . . . .     410,685         403,314    |    468,650        554,118       679,916
  Long-term debt, net of                                               |
    current portion   . . . . . . . . .     168,618         192,913    |    204,438          8,921         2,851
  Sotckholders' equity                                                 |
    (deficiency)  . . . . . . . . . . .     171,364         137,782    |    135,600       (229,292)     (157,327)



                                               Pre-Reorganization
                                              ------------------------
                                                 As of and for the
                                                Year Ended June 30,
                                              ------------------------
                                              1990 (1)(2)       1989
                                              ------------    ----------
                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Total revenues  . . . . . . . . . . .        $277,239      $  315,189
  Valuation writedowns
    and reserves  . . . . . . . . . . .        (240,855)         (9,398)
  Reorganization items  . . . . . . . .          --               --
  Income(loss) from
    continuing operations before
    extraordinary items (3) . . . . . .        (280,387)         (6,630)
  Extraordinary items - gains
    on discharge of indebtedness
    (net of income taxes)   . . . . . .           --               --
  Net income (loss) . . . . . . . . . .        (267,075)         (6,630)

BALANCE SHEET DATA:
  Total assets  . . . . . . . . . . . .         934,116       1,079,682
  Long-term debt, net of
    current portion   . . . . . . . . .         368,925         422,828
  Sotckholders' equity
    (deficiency)  . . . . . . . . . . .          66,681         334,014

- ----------------
(1) PMI filed for chapter 11 bankruptcy protection on September 18, 1990, at which time it owned or managed 141 hotels. During its approximately two-year reorganization, PMI restructured its assets, operations and capital structure. On the Effective Date, the Company emerged from chapter 11 reorganization with 75 owned or managed hotels (as compared to 141 owned or managed hotels prior to the chapter 11 reorganization) $135.6 million of stockholders' equity and $266.4 million of long-term debt.
(2) PMI effectively discontinued the operations of its franchise segment on July 1, 1990, with the sales of the Howard Johnson, Ramada and Rodeway franchise businesses in July 1990.
(3) Approximately $2.3 million, $28.0 million and $25.3 million of contractual interest expense during the one month ended July 31, 1992 and for the fiscal years ended June 30, 1992 and 1991, respectively, was not accrued and was not paid due to the chapter 11 proceeding.

Item 6.   (Continued)  Selected Quarterly Financial Data (Unaudited)

    Quarterly financial data for the years ending December 31, 1993 and 1992 is presented as follows (in thousands, except per share amounts).

                                                      Three Months Ended
                            ----------------------------------------------------------------------
                            December 31,   September 30     June 30,     March 31,    December 31,
                                1993          1993            1993         1993          1992
                            ----------------------------------------------------------------------
Net revenue    . . . . . .      $27,906       $29,480       $26,689       $24,785       $23,781
Gross profit(a)  . . . . .        5,394         7,545         6,393         5,594         4,553
Net income(loss) before
    extraordinary items. .        2,213         3,379         1,588           995           281
Extraordinary items
    (net of tax)   . . . .          (68)         --             631         3,426           --
Net income(loss) . . . . .        2,145         3,379         2,219         4,421           281

Income(loss) per
    common share:
Income(loss) before
    extraordinary items            0.06          0.10          0.05          0.03          0.01
Extraordinary items                --            --            0.02          0.10          --
                            ----------------------------------------------------------------------
Net income(loss) . . . . .        $0.06         $0.10         $0.07         $0.13         $0.01
                            ======================================================================



                               Two Months     One Month        Three Months Ended
                                  Ended         Ended       ------------------------
                              September 30,   July 31,      June 30,       March 31,
                                  1992          1992          1992           1992
                              ------------------------------------------------------
Net revenue    . . . . . .     $17,553         $8,793        $29,378        $29,683
Gross profit(a)  . . . . .       4,793          1,709          4,137          5,188
Net income(loss) before
    extraordinary items. .       1,112        (10,274)       (74,344)           351
Extraordinary items
    (net of tax)   . . . .        --          249,600           --              --
Net income(loss) . . . . .       1,112       (239,326)       (74,344)           351

Income(loss) per
    common share:
Income(loss) before
    extraordinary items           0.03          (0.31)         (2.25)          0.01
Extraordinary items               --             7.56           --              --
                              ------------------------------------------------------
Net income(loss) . . . . .       $0.03          $7.25         ($2.25)         $0.01
                              ======================================================




(a) Gross profit is defined as net revenues less direct operating expenses, other operating and general expenses and depreciation and amortization expense.

(b) Certain quarterly data has been reclassified to conform with the December 31, 1993 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company is the successor in interest to PMI, which emerged from chapter 11 reorganization on the Effective Date. During its approximately two-year reorganization, PMI restructured its assets, operations and capital structure. As a result, the Company (i) eliminated numerous unprofitable lease and management agreements, (ii) revalued its assets to reflect the then approximate current fair market value of such assets on its financial statements and (iii) reduced its liabilities by approximately $500 million. On the Effective Date, the Company emerged from chapter 11 reorganization with 75 owned or managed hotels (as compared to 141 hotels prior to the chapter 11 reorganization), $135.6 million of total equity and $266.4 million of long-term debt.

         Since the Effective Date, the Company has taken the following actions to further strengthen its operations and financial condition:

         - Reduced overhead costs, reconstituted its management team and recruited new senior management to the Company that is responsible to a new, independent board of directors;

         - Converted a portion of its notes, mortgages and other assets to cash or hotel operating assets that provided the Company with approximately $61.0 million in cash and six operating hotel properties obtained through settlements or lease expiration;

         - Repaid approximately $87.0 million of its long-term debt using the cash proceeds from conversions of other assets, tax refunds and income generated from Hotel operations;

         - Formulated and began implementing a hotel development and improvement plan pursuant to which the Company purchased one full- service hotel and built one new Wellesley Inn in 1993; and

         - Allocated more than 6.0% of its hotel revenues during this period to enhance the product quality and market position of its existing Hotels, including repositioning eight Hotels and changing the franchise affiliations of four of such Hotels.

         The following table sets forth certain operating data for the five year period ended December 31, 1993 with respect to the 41 Owned Hotels that were in the Company's portfolio on December 31, 1993 since the later of the year in which they were acquired or January 1, 1989. The data includes full year operating results for hotels that the Company previously managed and then acquired during the year.


                                             1989(1)        1990(1)        1991(1)        1992(1)      1993(1)
                                             -------        -------        -------        -------      -------
Number of locations
   at year end  . . . . . . . . . . . . . .       21             31             32             35           41
Number of rooms
    at year end   . . . . . . . . . . . . .    2,545          3,953          4,083          4,425        5,145

Occupancy%  . . . . . . . . . . . . . . . .    67.8%          65.9%          66.6%          68.0%        70.0%
ADR   . . . . . . . . . . . . . . . . . . .   $59.19         $55.88         $53.60         $54.83       $56.01
REVPAR  . . . . . . . . . . . . . . . . . .   $40.10         $36.80         $35.68         $37.30       $39.19

Room revenues . . . . . . . . . . . . . . .  $29,809        $44,101        $51,774        $57,992      $66,721
Total hotel revenues  . . . . . . . . . . .  $43,090        $59,437        $68,137        $74,162      $83,652

Gross operating profit(1) . . . . . . . . .  $17,741        $25,312        $26,798        $26,607      $31,997
Gross operating profit% . . . . . . . . . .    41.2%          42.6%          39.3%          35.9%        38.2%

(1) Gross operating profit is defined as total hotel revenues less direct hotel operating expenses including room, food and beverage and selling and general expenses.


- --------------

         The Company's operating results for the five-year period from 1989 to 1993 were principally impacted by the overall trends in the U.S. lodging industry. In 1990 and 1991, occupancy and ADR declined due to the oversupply of hotel rooms and the weakness in demand due to the general slowdown in the U.S. economy. Beginning in 1992, the demand for hotel rooms increased primarily due to improved economic conditions in the United States. Coupled with the lack of new hotel supply, occupancy, ADR and REVPAR improved. In 1993, occupancy, ADR and REVPAR continued to rise due to improving industry fundamentals, the stabilization of the Company's Wellesley Inns and AmeriSuites and the positive effects of the capital investments made by the Company to improve product quality through repositionings of hotels.

         Over the five-year period ended December 31, 1993, gross operating profit was most affected by (i) the mix of the Company's limited- service hotels as compared to full-service hotels, (ii) labor and related costs and
(iii) strategic marketing initiatives. The five Wellesley Inns added to the Company's portfolio generated high gross operating margins and allowed the Company to increase margins in 1990 despite a difficult economic environment. In 1991 and 1992, the positive impact on gross operating profits from the addition of the Wellesley Inns were offset by (i) above inflation rate increases in direct hotel labor and related expenses (including wages, health care benefits and workman's compensation), (ii) the Company's decision to increase advertising and promotions (including hiring additional sales staff, providing additional guest services such as enhanced continental breakfasts and increasing outdoor advertising and direct mail marketing campaigns) and (iii) the reallocation of previously centralized costs to specific hotels. In 1993, gross operating profit improved primarily due to the stabilization of labor and related costs and increased sales volumes. Given the current positive industry fundamentals and the Company's proposed new hotel development and acquisition refurbishment programs, the Company believes it will continue to benefit from operating leverage.

Results of Operations for Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

         The Company implemented "fresh start" reporting in accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants upon its emergence from reorganization on the Effective Date.
Under "fresh start" reporting, the purchase method of accounting was used and the assets and liabilities of the Company were restated to reflect their approximate fair value at the Effective Date. In addition, during the reorganization period (September 18, 1990 to the Effective Date), the Company's financial statements were prepared under accounting principles for entities in reorganization which includes reporting interest expense only to the extent paid and recording transactions and events directly associated with the reorganization proceedings. Accordingly, the consolidated financial statements of the Company are not comparable in all material respects to any such financial statement as of any date or for any period prior to the Effective Date. Subsequent to the Effective Date, the Company elected to change its fiscal year end from June 30 to December 31.

         For purposes of an analysis of the results of operations, comparisons of the Company's results of operations for the year ended December 31, 1993 to the prior year are made only when, in management's opinion, such comparisons are meaningful. Prior to the Effective Date, the Company did not employ "fresh start" reporting thereby making comparisons of certain financial statement data prior to such date less meaningful. The financial information set forth below presents the revenues and expenses which can be compared. The table excludes the items which were impacted by the changes in accounting such as interest expense, occupancy and other operating expense and depreciation expense for the years ended December 31, 1992 and 1993. The financial information should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report. Since the Company changed its fiscal year in 1992, management has compiled unaudited data for the calendar year ended December 31, 1992.

         The direct revenues and expenses of the Owned Hotels are classified into three categories: comparable hotels, new hotels and divested hotels. The following discussion focuses primarily on the 29 comparable hotel properties which were owned or leased by the Company during the entire two years presented. The 12 hotels classified as new hotels are composed of four new AmeriSuites hotels which were opened after December 31, 1991, a full-service Ramada Inn in Meriden, Connecticut which was purchased in July 1993, a newly constructed Wellesley Inn in Orlando, Florida which opened in November 1993 and six hotel properties which were added through settlements of mortgages and notes receivable and lease expirations. The hotels classified as divested hotels are composed of three hotel properties divested primarily as a result of property restructurings in 1992 and the Holiday Inn in Milford, Connecticut which was sold in September 1993.

                                                                                         Years Ended
                                                                                         December 31,
                                                                                    1993              1992
                                                                                   ------            ------
                                (In thousands, except for statistical information)
Room revenues:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $55,219           $51,679
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,941             2,001
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,327             8,699
                                                                                   ------            ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69,487            62,379

Food and beverage revenues:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10,055             9,549
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,032                91
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     183             3,422
                                                                                   ------            ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,270            13,062

Management fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10,831            11,452
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14,765            20,063
Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,507             2,232

Direct room expenses:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14,848            14,003
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,115               574
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     493             3,281
                                                                                   ------            ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19,456            17,858

Direct food and beverage expenses:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8,480              8,278
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,504                78
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    246              3,046
                                                                                  ------             ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10,230             11,402

                                                                                        Years Ended
                                                                                        December 31,
                                                                                  1993                 1992
                                                                                 ------               ------
Direct selling and general hotel expenses:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16,200               16,004
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,860                  541
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     369                5,574
                                                                                 ------               ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20,429               22,119

General and administrative expenses . . . . . . . . . . . . . . . . . . . . . .  15,685               17,162
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,809                 --
Extraordinary items (pre-tax) . . . . . . . . . . . . . . . . . . . . . . . . .   6,761                 --

Statistical information:
    Comparable hotels:
         Average occupancy% . . . . . . . . . . . . . . . . . . . . . . . . . .  72.15%               68.11%
         ADR  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $55.96               $54.66
    New hotels:
         Average occupancy% . . . . . . . . . . . . . . . . . . . . . . . . . .  63.86%               50.67%
         ADR  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $57.17               $55.59

         Room revenues increased by $7.1 million or 11.4% for the year ended December 31, 1993 over the prior year due to the impact of new hotels and improved occupancy and room rates at comparable hotels. The increase was partially offset by a decrease in room revenues as a result of the divestiture of hotels. Room revenues for comparable hotels increased by $3.5 million or 6.8% for the year ended December 31, 1993 compared to the prior year. The increase was primarily due to improved occupancy which increased 5.9% in 1993 reflecting improved economic conditions and the limited new construction of hotels. Average daily room rates were slightly higher in the year ended December 31, 1993 compared to the prior year, increasing by $1.30 or 2.4% over the prior year. The Company's comparable full-service hotels had an average occupancy of 69.3% for the year ended December 31, 1993 as compared to 65.2% in 1992. Average occupancy at the seven comparable Wellesley Inns in Florida remained relatively stable at approximately 90% while average occupancy at the three comparable Wellesley Inns in the Northeast increased to 73.4% for the year ended December 31, 1993 from 61.3% in 1992 primarily as a result of improved direct marketing efforts. Significant occupancy increases were also reported at the four comparable AmeriSuites hotels all of which were opened within the past four years. The average occupancy at the comparable AmeriSuites hotels increased to 67.7% for the year ended December 31, 1993 from 63.7% in 1992 reflecting stabilization of these hotels and their increased recognition in the market.

         Food and beverage revenues decreased by $792,000 or 6.1% for the year ended December 31, 1993 as compared to 1992 because all of the divested hotels contained food and beverage operations while many of the new hotels are limited-service hotels. Food and beverage revenues for comparable hotels increased by 5.3% for the year ended December 31, 1993 compared to the prior year primarily as a result of increased beverage revenues at the Company's sports lounges located in two Franchised Hotels.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, MSI. The base and incentive fees comprise approximately 60% or $6.5 million of total management and other fees for the year ended December 31, 1993. Management and other fees decreased by $621,000 for the year ended December 31, 1993 as compared to the prior year primarily due to a decrease in charges for additional services. In addition, during the year ended December 31, 1993, the number of Managed Hotels declined by five due to property divestitures by independent owners, two of which were acquired by the Company. The decreases have been partially offset by increases in management fees attributable to increased hotel occupancies and higher incentive related performance fees.

         Interest income on mortgages and notes decreased by $5.3 million for the year ended December 31, 1993 as compared to the prior year primarily due to the Company's early collection of a note receivable with a face amount of $58.0 million in August 1992. Interest income for the year ended December 31, 1993 primarily related to mortgages secured by 12 Managed Hotels. Approximately $4.3 million or 28.8% of interest income is derived from the Company's $50 million note receivable secured by the Frenchman's Reef. For the year ended December 31, 1993, operating profits improved for the Frenchman's Reef over the prior year due to the stronger economy, the new affiliation with Marriott and product improvements and cost controls at the hotel. The Company's proposed mortgage restructuring is intended to provide the Company with ownership and control of the Frenchman's Reef. If consummated, the impact of this restructuring on operating income is expected to be minimal as direct revenues, expenses and depreciation would increase and interest income would decrease.
In the year ended December 31, 1993, interest income also includes $976,000 recognized on subordinated mortgages which have been assigned no value on the Company's balance sheet due to substantial doubts as to their recoverability. These subordinated mortgages generated interest income primarily due to declines in interest rates on the variable rate mortgages senior to the Company's positions on these hotels.

         Direct room expenses increased by $1.6 million or 9.0% for the year ended December 31, 1993 over the prior year, as the increased occupancy of the comparable hotels combined with the new hotels more than offset the impact of the divested full-service hotels. Direct room expenses for comparable hotels increased by 6.0% for the year ended December 31, 1993 over the prior year primarily due to increased expenses associated with the higher occupancy levels including payroll costs, guest room supplies and reservation fees. In addition, the increase is also attributable to higher health benefits and worker's compensation expenses which have risen faster than the general inflation rate over the past three years. Direct room expenses as a percentage of room revenues decreased to 28.0% in 1993 as compared to 28.6% in 1992 primarily due to the impact of the divested hotels. Direct room expenses as a percentage of room revenues for comparable hotels were approximately 27% in 1993 and 1992 as the Company was able to increase room rates to offset the increases in costs.

         Direct food and beverage expenses decreased by $1.2 million or 10.3% primarily due to the impact of divested full-service hotels. Direct food and beverage expenses for comparable hotels increased by 2.4% for the year ended December 31, 1993 over the prior year. Direct food and beverage expenses as a percentage of food and beverage revenues for comparable hotels decreased to 84.3% for the year ended December 31, 1993 as compared to 86.7% for the year ended December 31, 1992. This improvement reflects the increase in beverage sales which have a lower cost of sales percentage versus food sales.

         Direct selling and general expenses consist primarily of hotel expenses which are not specifically allocated to rooms or food and beverage activities such as administration, selling and advertising, utilities and repairs and maintenance. Direct selling and general expenses decreased by $1.7 million or 7.6% as the divested hotels were all full-service operations which generally require increased overhead to support food and beverage operations. Direct selling and general expenses for comparable Hotels increased by only 1.2% for the year ended December 31, 1993 over the prior year primarily due to the restructuring of the Company's centralized operations which eliminated certain allocated central office charges. These cost savings were offset by higher utility charges as a result of the unusually warm summer in 1993.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. For the year ended December 31, 1993, general and administrative expenses consisted of $11.7 million of centralized management expenses and $4.0 million in general corporate expenses. General and administrative expenses decreased by $1.5 million or 8.6% for the year ended December 31, 1993 as compared to the prior year primarily due to the restructuring of the Company's centralized management operations in February 1993 which eliminated approximately $2.5 million of annual costs.

         Other income consists primarily of a gain on the sale of a hotel of $1.0 million, settlement of closing adjustments of $625,000 related to the sale of a hotel in a prior year, interest of $1.2 million received as part of a federal tax refund and $500,000 received in settlement of prior year's fees on a Managed Hotel.

         The pre-tax extraordinary gains of $6.8 million in 1993 relate to the repurchase of debt. Pre-tax extraordinary gains of approximately $187,000 will be recognized in the first quarter of 1994 related to additional repurchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operation- Liquidity and Capital Resources."

Six Months Ended December 31, 1992 Compared to Six Months Ended December 31,
1991

         The following discussion and analysis is based on the historical results of operations of the Company for the six-month periods ended December 31, 1992 and 1991. For purposes of the following discussion, comparisons of the Company's results of operations for the six-month period ended December 31, 1992 to the same period in the prior year are made only when, in management's opinion, such comparisons are meaningful. The financial information set forth below should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

         The following table presents the Company's condensed income statements for the six months ended December 31, 1992 and 1991 (in thousands):

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                   1992             1991
                                                                                 --------         --------
Owned and Leased Hotel Properties:
    Total direct revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . $35,063          $55,545
    Total direct expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . (22,409)         (38,497)
                                                                                   ------           ------
         Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,654           17,048

Other Revenues and Expenses:
    Management fees received  . . . . . . . . . . . . . . . . . . . . . . . . . .   5,785            5,364
    Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,977           12,348

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                   1992             1991
                                                                                  --------         --------
    Other revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     995            1,872
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (8,497)          (5,622)
    Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (14,867)         (28,982)
    Valuation writedowns and reserves   . . . . . . . . . . . . . . . . . . . . . (13,000)            --
                                                                                   ------           ------

         Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . $(7,953)         $ 2,028
                                                                                   ======           ======

         The Company's results of operations for the six months ended December 31, 1992 changed dramatically from the comparable period of the prior year. As a result of the Chapter 11, hotel properties were disposed of through lease rejection, lease expiration, contract termination or sale.

         The following table presents the direct revenues and expenses of the Company's owned and leased hotel properties for the six months ended December 31, 1992 and 1991. The hotel properties are classified into three categories: comparable hotels; new hotels; and divested hotels. The following discussion focuses on the 29 comparable hotel properties which were owned or leased by the Company during the two periods presented. At December 31, 1992, the Company owned or leased 34 hotel properties. Three new hotel properties which were opened after June 30, 1991 and two hotel properties which were added through note receivable settlements in 1992 are classified as "New Hotels". The hotel properties divested primarily as a result of the Chapter 11 are classified as "Divested Hotels".

Owned and Leased Properties
(In thousands, except for statistical information)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                    1992             1991
                                                                                  --------         --------
Room Revenues:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $26,672          $25,618
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,668              115
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      432           16,742
                                                                                    ------           ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,772           42,475

Food and Beverage Revenues:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,200            5,156
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       91              --
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --             7,914
                                                                                    ------           ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,291           13,070

                                                                                       Six Months Ended
                                                                                          December 31,
                                                                                     1992             1991
                                                                                   --------         --------
Direct Room Expenses:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,473            6,896
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      786               56
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      114            5,255
                                                                                    ------           ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,373           12,207

Direct Food and Beverage Expenses:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,630            4,064
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78              --
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --             6,324
                                                                                    ------           ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,708           10,388

Selling and General Expenses:
    Comparable hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,546            7,692
    New hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      689               47
    Divested hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       93            8,163
                                                                                    ------           ------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 9,328          $15,902

Statistical Information:
    Comparable hotels:
    Occupancy %   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 71.30%           68.52%
    Average daily rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $54.41           $54.17

         Room revenues for comparable hotels increased by $1.1 million or 4.1% for the six months ended December 31, 1992 compared to the same period in the prior year. The increase was due to improved occupancy while average daily rate remained even with the prior year. The gain in occupancy was primarily attributable to the improved results at three AmeriSuites hotels, which were opened in the second half of 1990. In addition, occupancy increased at six Wellesley Inns located in Florida partially, as a result of Hurricane Andrew. The Company's inability to increase room rates was caused by the slowdown in the economy, particularly in the Northeast and increased competition.

         Food and beverage revenues for comparable hotels for the six months ended December 31, 1992 were relatively even with the same period in the prior year, as a result of the recession in the Northeast where the majority of the Company's food and beverage outlets are located.

         Room expenses as a percentage of room revenues for comparable hotels increased to 28.0% for the six months ended December 31, 1992 from 26.9% for the same period in the prior year. Food and beverage expenses as a percentage of food and beverage revenues for comparable hotels increased to 89.0% from 78.8% for the same period in the prior year. The increases in the percentage of expenses to revenues were primarily attributable to increased labor-related operating costs. In particular, health benefits and workers' compensation costs have increased at rates greater than inflation.

         Selling and general expenses for comparable hotels increased by 11.1% for the six months ended December 31, 1992 over the same period in the prior year primarily due to hiring of additional sales staff, sales training programs and increased advertising and sales promotion expenses.

         The following table presents the Company's other revenues and expenses for the six months ended December 31, 1992 and 1991 which are not considered direct operating revenues and expenses of the owned and leased hotels and which were not affected by accounting changes due to the reorganization and, therefore, can be compared.

Other Revenues and Expenses
(In thousands)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                   1992              1991
                                                                                 --------          --------

Management and other fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 5,785           $ 5,364
Interest and dividend income  . . . . . . . . . . . . . . . . . . . . . . . . . . . 8,977            12,348
Other revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     995              1872
General and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . 7,637             9,905

         The Company derived management fees from the hotel properties it managed based on a fixed percentage of gross revenues and charges for certain other services rendered. Under certain agreements, the Company was also eligible to receive performance-related incentive payments. The Company managed 28 of its 34 owned and leased hotel properties and managed 50 hotel properties for third party owners. Management fees increased by $0.4 million for the six months ended December 31, 1992 as compared to the same period of the prior year primarily due to incentive payments. The Company had a concentration of short-term management agreements with a limited number of related and third party owners. Fees derived from these agreements were approximately $3.3 million or 57% of the total management and other fees recognized during the six months ended December 31, 1992.

         Interest and dividend income decreased for the six months ended December 31, 1992 as compared to the same period of the prior year primarily due to a $58 million reduction in the principal amount of a note receivable arising from a note prepayment by New World Development Co., Ltd. in August 1992.

         General and administrative expenses decreased by 22.9% for the six months ended December 31, 1992 as compared to the same period of the prior year primarily due to staff reductions in administrative areas.

         Based on settlement negotiations and declines in cash flow generated by a hotel property, the Company recorded $13.0 million in valuation writedowns and reserves in July 1992 related to mortgages and notes receivable.

Fiscal Year Ended June 30, 1992 Compared to Fiscal Year Ended June 30, 1991

         PMI's results of operations for the years ended June 30, 1992 and 1991 changed dramatically from the prior years. On September 18, 1990 (the "Petition Date"), PMI and certain subsidiaries filed voluntary petitions in the Bankruptcy Court. Immediately after the Petition Date, the Company performed a detailed analysis of the operating performance of the 141 hotel properties that it operated either through ownership, lease or management. The 141 hotel properties were comprised of 81 owned or leased hotel properties and 60 hotel properties managed by PMI for third parties. As a result of the analysis 54 owned and leased hotel properties and 15 managed hotel properties were identified for disposal through lease rejection, lease expiration, contract termination or sale. The majority of the disposals occurred during the second and third quarters of fiscal 1991.

         In 1991, management segregated its hotel properties into Core Properties (those properties which PMI intended to retain) and Non-Core Properties (those properties intended for disposition).

         The following table presents the direct revenues and expenses of PMI's owned and leased Core and Non-Core Properties as shown in the accompanying consolidated statements of operations for the years ended June 30, 1992 and 1991. The discussion and analysis of direct revenues and expenses that follows the table focuses solely on the 30 owned and leased Core Properties that will continue to be owned or leased.

Owned and Leased Properties
(In thousands of dollars, except for statistical information)

                                                                                         Years Ended
                                                                                           June 30,
                                                                                    1992             1991
                                                                                  --------         --------
Room revenues:
  Core Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 49,020         $ 45,805
  Non-core Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,062           76,097
                                                                                   -------          -------
         Totals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   75,082          121,902

Food and beverage revenues:
  Core Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,448            9,025
  Non-core Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,393           28,898
                                                                                   -------          -------
         Totals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20,841           37,923

Direct room expenses:
  Core Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,721           11,152
  Non-core Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,971           18,174
                                                                                   -------          -------
         Totals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,692           29,326

Direct food and beverage expenses:
  Core Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,723            7,197
  Non-core Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,359           23,935
                                                                                   -------          -------
         Totals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 17,082         $ 31,132

Statistical Information -
  Core Properties only:
  Occupancy % . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     66.69%           65.73%
  Average daily rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 54.89          $ 55.68

         Room revenues for the 30 owned and leased Core Properties increased by $3.2 million in 1992 as compared to the prior year. Food and beverage revenues for such properties increased by $.4 million in 1992 as compared to the prior year. The increases were due to the opening of 3 new hotel properties in 1992 and the full year impact of 7 hotel properties opened in the first half of fiscal 1991. PMI experienced a decline in average daily rate which was offset by increased occupancy in 1992. The results were impacted by the slowdown in the economy, particularly in the Northeast, and increased competition resulting from the oversupply of hotels.

         Direct expenses as a percentage of revenues for rooms for the 30 owned and leased Core Properties increased to 26% in 1992 from 24% in 1991. Direct expenses as a percentage of revenues for food and beverage increased to 82% in 1992 from 80% in 1991. The increases were attributable to payroll and other fixed expenses which increased at inflation rates while revenues remained relatively stable.

         PMI derived management fees from the hotel properties it manages based on a fixed percentage of gross revenues and charges for services rendered. Under certain agreements, PMI was also eligible to receive performance-related incentive payments. PMI managed 24 of its 30 owned and leased Core Properties and managed 48 hotel properties for third parties as part of its core business. Management fees increased by $2.2 million in 1992, as compared to the prior year, primarily due to the increased level of services billed to third party owners.

         Interest income was derived primarily from PMI's portfolio of mortgage notes and other notes receivable. Certain of the notes held by PMI were received as part of the consideration for the sale of hotel properties, for services rendered or in connection with the development of hotel properties. PMI generally obtained contracts to manage the hotel properties securing the mortgages and notes and guaranteed that certain hotel properties would generate specific levels of cash flows which would enable the owners and investors to meet various obligations, including interest on the mortgage notes receivable. Other notes arose from loans to developers and operators of hotel properties and from transactions related to PMI's discontinued franchise operations. As a result of the oversupply of hotels and the slowdown of the economy, certain of the properties securing the notes experienced decreased operating cash flows and have been unable to pay some or all of the interest and principal due on the notes. Most of PMI's obligations to the owners and investors under financial guarantees were terminated as a result of PMI's bankruptcy filing. Accordingly, PMI suspended the accrual of interest on the related notes during September 1990 and began recognizing interest income only as cash was received. Interest and dividend income decreased by $7.0 million in 1992, versus the prior year, primarily as a result of the suspension of the accrual of interest in September 1990.

         Other operating and general expense decreased throughout 1992 primarily due to the elimination of expenses associated with properties disposed of as part of the Chapter 11. The most significant decrease is attributable to rent expense as properties operated under lease agreements with an annual rent expense of approximately $47 million were rejected as part of the Chapter 11 in 1991.

         Depreciation and amortization expense decreased in 1992 due to the impact of the disposition of hotel properties during 1991 and 1992. This was offset by the depreciation related to the new hotel properties.

         Interest expense declined in 1992, versus the prior year, as PMI discontinued accruing interest on certain debt obligations subject to compromise as of the Petition Date. Interest expense would have been higher by $28 million for the year ended June 30, 1992 had the Debtors' not filed for Chapter 11. If such interest expense had been recorded, the reported losses in 1992 would have increased. These debt obligations included $230 million aggregate principal amount of convertible subordinated debentures, the $110 million remaining balance under a bank credit agreement, and certain other notes to banks and others of approximately $58 million. Interest expense also decreased due to the reduction in interest rates throughout the year.

         Reorganization expenses consisted primarily of professional fees and other expenses of $19.3 million, estimated claims arising from bankruptcy of $6.0 million and losses on the disposal of assets of $2.3 million, offset by interest earned of $4.4 million on accumulated cash resulting from the Chapter 11.

         PMI also recorded $62.1 million in valuation writedowns and reserves in 1992 as part of the restructuring of its business. These items relate to mortgages and notes receivable of $49.5 million, land and buildings of $9.0 million, and other items of $3.6 million.

         The disproportionate tax rates in 1992 and 1991 resulted primarily from accounting losses for which deferred income tax credits cannot be recognized and state income taxes.

Liquidity and Capital Resources

         The Company believes that it has sufficient financial resources to provide for its working capital needs, capital expenditures and debt service obligations in 1994. The Company anticipates meeting its future capital needs through a combination of existing cash balances, projected cash flow from operations, conversion of Other Assets to cash, and a portion of the proceeds from debt or equity offerings. Additionally, the Company may in the future incur mortgage financing on certain of its 15 unencumbered properties or enter into alliances with capital partners to provide additional funds for the development and acquisition of hotels to the extent such financing is available. At December 31, 1993, the Company had cash and cash equivalents of $41.6 million and restricted cash of $11.0 million, which was primarily collateral for various debt obligations.

         Cash flow from operations was approximately $19.7 million for the year ended December 31, 1993. Cash flow from operations exceeded income before extraordinary items of $8.2 million due to non-cash items such as depreciation and amortization of $7.1 million and the utilization of net operating loss carryforwards

("NOL's") of $4.5 million. At December 31, 1993, the Company has NOL's relating to its predecessor, PMI, of approximately $121.0 million which, subject to annual limitations, expire beginning in 2005 and continuing through 2008.

         The Company's other major sources of cash for the year ended December 31, 1993 were proceeds from asset settlements and scheduled collections of mortgages and notes receivable of $10.9 million and refunds of Federal income taxes of $17.7 million (of which approximately $1.2 million related to interest and was recorded as other income) related to PMI.

         The Company's major uses of cash for the year ended December 31, 1993 were debt repurchases and required principal payments of $30.9 million and capital expenditures of $14.3 million. During 1993, the Company repurchased $500,000 of its Senior Secured Notes, $16.5 million of its Junior Secured Notes and $8.8 million of its mortgage notes payable for an aggregate purchase price of $19.0 million. The repurchases were funded through internal sources of $17.5 million and additional borrowings of $1.5 million. As of March 15, 1994, the Company had repurchased during 1994 $7.2 million of its Senior Secured Notes and Junior Secured Notes for an aggregate purchase price of $7.0 million. During the first quarter of 1994, the Company also purchased through a third party agent approximately $5.2 million of its Senior Secured and Junior Secured Notes for aggregate consideration of $4.8 million. These notes are currently held by the third party agent and have not been retired due to certain restrictions under the note agreements. The purchases will be recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions by the Company until the notes mature or are redeemed.

         The Company has a fully-secured demand credit agreement which permits borrowing of up to $5.0 million. This facility is supported by a certificate of deposit which is maintained by the lender.

         The Company currently has debt obligations of $19.3 million, $8.9 million and $42.8 million due in 1994, 1995, and 1996, respectively. Approximately $14.3 million, $5.0 million and $4.1 million of the debt due in 1994, 1995 and 1996, respectively, is owed by Suites of America. Of the approximately $14.3 million of Suites of America's debt due in 1994, approximately $9.2 is owed to ShoLodge and scheduled to mature in April 1994. The Company believes it will be able to refinance that debt with ShoLodge due to its relationship as a potential joint venture partner. Upon exercise of an option by either the Company or ShoLodge under a joint venture agreement, ShoLodge will hold a 50% equity interest in Suites of America and $9.1 million of its debt will be converted into equity of the joint venture. The remaining debt owed to ShoLodge will become debt of the joint venture with a five-year maturity. In addition, the Company has $34.0 million of debt obligations related to the Frenchman's Reef due in December 1996. The Company believes it will be required to seek an extension of the maturity of such debt or refinance it. The debt is secured by a first mortgage note receivable held by the Company with a book value of $50.0 million. See "Business--Lodging Operations--Franchised Hotels," "Business--Lodging Operations--AmeriSuites" and Note 9 to the Notes to the Consolidated Financial Statements.

         Capital Investments. The Company is implementing a hotel development and acquisition program, which focuses on its proprietary limited-service brands, Wellesley Inns and AmeriSuites, and on strategically positioned full-service hotels. In November 1993, the Company opened its newly constructed Wellesley Inn in Orlando, Florida. The Company is constructing a new Wellesley Inn in the Sawgrass section of Fort Lauderdale, Florida and has begun development of a Wellesley Inn site in Lakeland, Florida. The Company plans to acquire and convert two additional Wellesley Inns in 1994. The Company has also purchased a site in Tampa, Florida for planned construction of an AmeriSuites hotel. The Company plans to develop two additional AmeriSuites in 1994. The Company is also evaluating opportunities to acquire and rehabilitate existing full-service hotels either for its own portfolio or with investors. As part of the Company's full-service acquisition program, the Company acquired the Ramada Inn in Meriden, Connecticut in July 1993. The Company spent $7.8 million on its development and acquisition program in 1993. The Company anticipates capital spending for its hotel development and acquisition programs in 1994 will range between $35 and $40 million. No assurance can be given that the Company will locate suitable acquisitions and therefore will complete such capital expenditures in 1994.

         The Company is pursuing a program of refurbishing its Owned Hotels and repositioning them in order to meet the local market's demand characteristics. In some instances, this may involve a change in franchise affiliation. The refurbishment and repositioning program primarily involves Hotels which the Company has recently acquired through mortgage foreclosures or settlements, lease evictions/terminations or acquisitions. In 1993, the Company spent approximately $5.0 million on capital improvements at its Owned Hotels, of which $2.5 million related to refurbishments and repositionings on eight Owned Hotels. The Company intends to spend approximately $7.1 million on capital improvements related to its refurbishment and repositioning program at its Owned Hotels in 1994. Of this amount, $5.1 million relates to refurbishments and repositionings on eight Owned Hotels, which includes five hotels that were being refurbished in 1993 and will continue to be refurbished in 1994.

         Asset Realizations. The Company continues to negotiate settlements with mortgage and note obligors, from which it anticipates receiving cash or operating hotel assets. The Company intends to use the cash proceeds from asset conversions for debt repayments and general corporate purposes.

         In June 1993, the Company reached a settlement of an adversary proceeding regarding a note and promissory guarantee commenced by a subsidiary of PMI during PMI's bankruptcy case (the "Rose and Cohen Settlement") with Allan V. Rose ("Rose") and Arthur G. Cohen ("Cohen"). The settlement provided for Rose or his affiliate to pay the Company the sum of $25.0 million, all of which was paid into escrow on February 25, 1994, plus proceeds from approximately 1.1 million shares of the Company's common stock held by Rose which will be liquidated over a period of time. The Rose and Cohen Settlement is subject to a claim on the entire amount by Financial Security Assurance, Inc. ("FSA"). All proceeds from the Rose and Cohen Settlement must continue to be held in escrow until the Company receives an order of the U.S.
Bankruptcy Court for the Southern District of Florida determining the Company's exclusive right to the settlement proceeds. A trial was held on such claim in such court in January 1994. The Company expects an order to be issued by that court in the near future, which order will be subject to appeal. Upon receipt of a favorable order, substantially all of the net proceeds will be used to repay the Senior Secured Notes and Junior Secured Notes.

         The Company has entered into a restructuring agreement relating to its mortgage notes receivable secured by the Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. The plan of reorganization dated October 21, 1993 provides for the Company to receive ownership and control of the hotel through a 100% equity interest in the reorganized FRBA. The plan also provides for the existing equity holders and any other impaired claim holders to participate in excess cash flow above specified levels and all administrative and unsecured trade claims incurred in the ordinary course of business to be paid in full. There can be no assurance that the plan will become effective. A group purporting to represent a significant number of limited partners has filed an objection to the disclosure statement related to such plan and seeks to replace the Frenchman's Reef's general partner with a new general partner that may seek to redirect the bankruptcy proceedings in a way that may be materially adverse to the Company. In light of this uncertainty, the Company intends to pursue a foreclosure of its mortgages and has filed a motion with the bankruptcy court seeking to lift the stay of relief under the chapter 11 petition to permit a commencement of a foreclosure action. The motion is subject to approval by the Bankruptcy Court. Due to, among other factors, the contingent nature of bankruptcy proceedings, there can be no assurance of when and if any court approval will be obtained. Certain equity holders of the Frenchman's Reef have challenged the authority of the current general partner of the Frenchman's Reef and requested to replace it as general partner. If these equity holders were to become general partner, they have indicated through court filings that they would investigate the validity and priority of the Company's mortgages. In addition, the Company's management agreement with respect to the Frenchman's Reef could be rejected in connection with the bankruptcy case. The Company had, as of December 31, 1993, $39.6 million of debt secured by the Company's mortgage on the Frenchman's Reef. The Company does not intend to obtain ownership of the Frenchman's Reef unless the lender of such debt consents.
The Company has entered into discussion with the lender regarding revising the terms of such debt. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations," "Business--Lodging Operations--Franchised Hotels" and Note 3 to Notes to Consolidated Financial Statements.

         During 1993, the Company also collected a $5.0 million installment obligation related to the Baltimore Marriott hotel and received $4.0 million in settlement of a mortgage note secured by the East Brunswick, New Jersey Sheraton hotel. During 1993, the Company received the fee interest in a Ramada hotel in Danbury, Connecticut in settlement of its mortgage note receivable. The Company also acquired three hotels through lease expiration or foreclosure, one of which it is presently converting to a Shoney's Inn in Orlando, Florida. In September 1993, the Company sold the Holiday Inn in Milford, Connecticut for a net sales price of $2.4 million. After retiring the property's debt of $1.4 million, the Company received net cash proceeds of $1.0 million from the transaction.

Item 8.  Financial Statements and Supplementary Data.

         See Index to Financial Statements and Financial Statement Schedules included in Item 14.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Set forth below are the names, ages and positions of the directors and executive officers of the Company:

Name                                  Age      Position
- ----                                  ---      --------

David A. Simon                        41       President, Chief Executive Officer and Chairman of the Board of Directors
John M. Elwood                        39       Executive Vice President, Chief Financial Officer and Director
Herbert Lust, II                      65       Director
Leon Moore                            52       Director
Allen J. Ostroff                      57       Director
A.F. Petrocelli                       49       Director
Paul H. Hower                         59       Executive Vice President
Denis W. Driscoll                     49       Senior Vice President
John H. Leavitt                       40       Senior Vice President
John E. Stetz                         52       Senior Vice President
Joseph Bernadino                      47       Senior Vice President, Secretary and
                                               General Counsel
Richard T. Szymanski                  36       Vice President and Corporate Controller
Douglas W. Vicari                     34       Vice President and Treasurer

         The following is a biographical summary of the experience of the directors and executive officers of the Company:

         David A. Simon has been President, Chief Executive Officer and a Director since 1992 and Chairman of the Board of the Company since 1993. Mr. Simon was a director of PMI from 1988 to 1992. Mr. Simon was the Chief Operating Officer of PMI from 1988 to 1989 and Chief Executive Officer of PMI from 1989 to 1992 and was an executive officer in September 1990 when PMI filed for protection under Chapter 11 of the United States Bankruptcy Code.

         John M. Elwood has been a Director and Executive Vice President of the Company since 1992, Chief Financial Officer since 1993 and the Director of Reorganization of the Company during 1992. Mr. Elwood was the Director of Reorganization of PMI from 1990 to 1992. Mr. Elwood was the director of Reorganization of Allegheny International, Inc. from 1988 to 1990 and a Vice President of Mellon Bank, N.A. during 1988.

         Herbert Lust, II has been a Director since 1992 and Chairman of the Compensation and Audit Committee of the Company since 1993 and Chairman of the Compensation Committee and a member of the Audit Committee of the Company from 1992 to 1993. Mr. Lust was a member of the Committee of Unsecured Creditors of PMI from 1990 to 1992. Mr. Lust is a director of BRT Realty Trust.

         Leon Moore has been a Director of the Company since 1992 and a member of the Audit and Compensation Committee since 1993. From 1992 to 1993, Mr. Moore was a member of the Compensation Committee. Mr. Moore has been the President, Chief Executive Officer and

Chairman of the Board of Directors of ShoLodge, Inc. for more than the past five years. Mr. Moore is a director of the Bank of Nashville.

         Allen J. Ostroff has been a Director since 1992. Mr. Ostroff was Chairman of the Board of the Company and a member of the Audit Committee from 1992 to 1993. Mr. Ostroff has been a Senior Vice President of the Prudential Realty Group, a subsidiary of the Prudential Insurance Company of America, for more than the last five years.

         A. F. Petrocelli has been a Director since 1992 and a member of the Compensation and Audit Committee of the Company since 1993 and of the Compensation Committee of the Company from 1992 to 1993. Mr. Petrocelli has been the Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years.

         Paul H. Hower has been an Executive Vice President of the Company since 1993. Mr. Hower was President of Integrity Hospitality Services from 1992 to 1993 and Vice President and Hotel Division Manager of B. F. Saul Co. from 1988 to 1991.

         Denis W. Driscoll has been a Senior Vice President of the Company since 1993. Mr. Driscoll was President of Driscoll Associates, a human resources consulting organization from 1988 to 1993.

         John H. Leavitt has been a Senior Vice President of the Company since 1992. Mr. Leavitt was a Senior Vice President of PMI from 1991 to 1992 and a Senior Vice President of Medallion Hotel Corporation from 1988 to 1991.

         John E. Stetz has been a Senior Vice President of Development of the Company since 1993. Mr. Stetz was a Vice President - Development of Choice Hotels International from 1988 to 1992.

         Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1993. Mr. Bernadino was an Assistant Secretary and Assistant General Counsel of PMI from 1988 to 1992.

         Richard T. Szymanski has been a Vice President and Corporate Controller of the Company since 1992. Mr. Szymanski was Corporate Controller of PMI from 1989 to 1992, and Division Controller from 1988 to 1989.

         Douglas W. Vicari has been a Vice President and Treasurer of the Company since 1992 and was Vice President and Treasurer of PMI during 1992. Mr. Vicari was the Director of Budget and Financial Analysis of PMI from 1989 to 1992, and Budget Manager from 1988 to 1989.

Item 11.         Executive Compensation

         The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the persons who were, at December 31, 1993, the Company's Chief Executive Officer and the five other most highly compensated executive officers of the Company. The information shown reflects compensation for services in all capacities awarded to, earned by or paid to these persons for the fiscal year ending December 31, 1993.

                                                           Summary Compensation Table
                                                           --------------------------
                                                                                    Long-Term
                                                   Annual Compensation              Compensation
                                                   -------------------              ------------
 Name and Principal                                                 Other Annual       Stock       All Other
 Position                      Year       Salary        Bonus       Compensation      Options      Compensation
 -----------------             ----       ------       --------     ------------     -------       ------------

 David A. Simon                1993       $303,853     $    -0-        $-0-           45,000       $ 6,211
 President and Chief           1992        298,175      665,045         -0-          330,000         1,402
 Executive Officer             1991        282,565          -0-         -0-              -0-            66

 John M. Elwood                1993        240,000          -0-         -0-           45,000        21,981
 Executive Vice President      1992        295,170      554,205         -0-           20,000           252
 and Chief Financial Officer   1991        307,980          -0-         -0-              -0-           -0-

 John H. Leavitt               1993        127,500        4,000         -0-            8,000         1,273
 Senior Vice President         1992        125,000          -0-         -0-              -0-           299
                               1991         67,438          -0-         -0-              -0-           131

 Joseph Bernadino              1993        120,750          -0-         -0-            8,000            87
 Senior Vice President,        1992        114,648       43,125         -0-              -0-           252
 Secretary and General Counsel 1991        114,648          -0-         -0-              -0-            51

 Richard T. Szymanski          1993        105,000          -0-         -0-            5,000            44
 Vice President and            1992        101,956       25,000         -0-              -0-            27
 Corporate Controller          1991         99,931          -0-         -0-              -0-            27

 Douglas W. Vicari             1993        105,000          -0-         -0-            5,000            27
 Vice President and            1992        101,304       25,000         -0-              -0-            27
 Treasurer                     1991         79,904          -0-         -0-              -0-           -0-

Stock option grants during fiscal year ended December 31, 1993

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ending December 31, 1993 to each of the officers listed below. The Company did not grant any stock appreciation rights during such period.

                                                                                                 Potential
                                                                                                 Realizable
                                                                                              Value at Assumed
                                                                                                 Annual Rates
                                                                                                of Stock Price
                                                                                                 Appreciation
                                                 Individual Grants                             For Option Terms
                             --------------------------------------------------------          ----------------
                                           % of Total
                                            Options
                                           Granted to        Exercise
                                           Employees          Price
                             Options       in Fiscal           Per         Expiration
Name                         Granted          Year             Share          Date              5%          10%
- ----                         -------       ----------        --------      ----------         ------      -------

David A. Simon  . . . . . . . 45,000(1)      6.2%              $3.20            8/4/99       $82,141      $154,951
John M. Elwood  . . . . . . . 45,000(2)      6.2%              $3.20            8/4/99       $82,141      $154,951
John H. Leavitt . . . . . . .  8,000(3)      1.1%             $3.625           6/18/99       $13,883       $27,690
Joseph Bernadino  . . . . . .  8,000(4)      1.1%             $3.625               (4)       $12,878       $26,361
Richard T.Szymanski . . . . .  5,000(3)      0.7%             $3.625           6/18/99        $8,677       $17,306
Douglas W. Vicari . . . . . .  5,000(3)      0.7%             $3.625           6/18/99        $8,677       $17,306

(1) These stock options were granted to David A. Simon as a director of the Company in connection with a grant of options to the directors. These stock options vest with respect to 15,000 shares on each of August 4, 1993, 1994 and 1995 and will continue to be exercisable through August 4, 1999, subject to the provisions of the Company's 1992 Stock Option Plan.

(2) These stock options were granted to John M. Elwood as a director of the Company in connection with a grant of options to the directors. These stock options vest with respect to 15,000 shares on each of August 4, 1993, 1994, and 1995 and will continue to be exercisable through August 4, 1999, subject to the provisions of the Company's 1992 Stock Option Plan.

(3) These stock options vest with respect to one third of the grant on each of June 18, 1994, 1995, and 1996 and will continue to be exercisable through June 18, 1999, subject to the provisions of the Company's 1992 Stock Option Plan.

(4) Joseph Bernadino received separate stock option grants of 5,000 shares and 3,000 shares each. One third of the 5,000 share grant vests on each of June 18, 1994, 1995 and 1996 and will continue to be exercisable through June 18, 1999. One third of the 3,000 share grant vests on each of September 1, 1994, 1995 and 1996 and will continue to be exercisable through September 1, 1999. Both grants are subject to the Company's 1992 Stock Option Plan.

Aggregated option in fiscal year ended December 31, 1993 and year-end option values

                                                                  Number of                 Value of
                                                                 Unexercised              Unexercised
                                Shares                            Options at                 in the
                               Acquired                            Year-End               Money Options
                                  on           Value             Exercisable/             Exercisable/
Name                           Exercise       Realized           Unexercisable            Unexercisable
- ----                           --------       --------       --------------------       ---------------------
David A. Simon  . . . . . . .        -0-           -0-       125,000      250,000       $450,475     $901,550

John M. Elwood  . . . . . . .        -0-           -0-        35,000       30,000         98,565       95,250

John H. Leavitt . . . . . . .        -0-           -0-           -0-        8,000            -0-       22,000

Joseph Bernadino  . . . . . .        -0-           -0-           -0-        8,000            -0-       22,000

Richard T.Szymanski . . . . .        -0-           -0-           -0-        5,000            -0-       13,750

Douglas W. Vicari . . . . . .        -0-           -0-           -0-        5,000            -0-       13,750

Employment Agreement Under the Plan

         As provided in the Plan, Mr. David A. Simon and the Company executed an employment agreement which provides for an initial term of three years, with automatic successive one-year extensions unless a prior election is made by either party not to extend the agreement.

         The employment agreement provides for an annual base salary of $300,000 (which will increase annually based upon increases in the consumer price index), a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in an amount not less than $1,000,000, an automobile and other customary welfare benefits, including medical and disability insurance. The agreement also provides that, to the extent payments made by the Company for disability insurance, life insurance and the use of the automobile are subject to federal, state or local income taxes, the Company will pay Mr. Simon the amount of such additional taxes plus such additional amount as will be reasonable to hold him harmless from the obligation to pay such taxes.

         Pursuant to this employment agreement, Mr. Simon was granted stock options on July 31, 1992 to purchase 330,000 shares of Common Stock. Such stock options are exercisable with respect to 110,000 shares at the end of each of the first, second and third years of his employment, provided his employment has not been terminated by such date.

         This employment agreement may be terminated by the Company at any time, with or without cause. If the agreement is terminated by the Company prior to the expiration of the initial three-year term without cause, or if Mr. Simon resigns because of circumstances amounting to constructive termination of employment, severance would be paid in a single lump sum equal to one-year's base salary or, if greater, the base salary that would have been payable over the remainder of the initial term. All stock options would become fully vested and remain exercisable for 90 days after termination or, if longer, until the expiration of the initial three year term. Any bonus awarded for the year of termination would be prorated. If the Company does not terminate the agreement prior to the expiration thereof, but elects not to extend the agreement beyond the initial term, severance would be payable in a single lump sum equal to one-year's base salary. If the agreement is terminated by the Company for cause (as such term is defined in the employment agreement), or if Mr. Simon resigns voluntarily under circumstances not amounting to a constructive termination of employment, no benefits are payable other than accrued but unpaid salary.

Employment Agreements Subsequent to the Plan

         As of December 31, 1992, Mr. Elwood and the Company executed an employment agreement which has a term of one year. This employment agreement provides for an annual base salary of $240,000, a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in an amount not less than $480,000 (of which the Company will not pay premiums which exceed $5,000), moving expenses, an automobile, and other customary welfare benefits, including medical and disability insurance. Pursuant to the agreement, Mr. Elwood was granted stock options to purchase 20,000 shares of Common Stock which are now fully vested. The agreement expired on December 31, 1993 by its terms, but was extended on a day to day basis pending negotiation of a new contract.

         As of May 18, 1993, Mr. Paul H. Hower and the Company executed an employment agreement which has a term commencing June 23, 1993 and ending June 30, 1994. This employment agreement provides for an annual base salary of $180,000, a cash bonus of $10,000. a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in an amount not less than $360,000, moving expenses, an automobile, and other customary welfare benefits, including medical and disability insurance.

         Pursuant to the agreement, Mr. Hower was granted stock options as of June 23, 1993 to purchase 20,000 shares of Common Stock. Such stock options vest on June 30, 1994 provided his employment has not been terminated by such date.

         The agreement may be terminated by the Company at any time, with or without cause. If the agreement is terminated by the Company prior to the expiration of the one year term without cause, or if Mr. Hower resigns because of circumstances amounting to constructive termination of employment, severance would be paid in a single lump sum equal to six month's base salary or, if greater, the base salary that would have been payable over the remainder of the term. All other benefits, any bonus (subject to adjustment) and any non-vested stock options (subject to adjustment) will terminate. If the agreement is terminated by the Company for cause (as such term is defined in the agreement), or if Mr. Hower resigns voluntarily under circumstances not amounting to a constructive termination of employment, no benefits are payable other than accrued but unpaid salary.

         As of March 1, 1993, Mr. John Stetz and the Company executed an employment agreement which has a term of one year. This employment agreement provides for an annual base salary of $115,000, an annual bonus equal to 10% of the first year base management fee for each management agreement obtained, and other customary welfare benefits, including medical and disability insurance. The Agreement expired on February 28, 1994.

Stock Option Plans

         1992 Stock Option Plan

         As provided in the Plan, the Company adopted the 1992 Stock Option Plan (the "SOP"), providing for the grant of non-qualified stock options to key employees, officers and directors. The SOP (but not outstanding options) will terminate on July 31, 2002 and is administered by the Audit and Compensation Committee of the Board of Directors (the "Committee"). The Company has reserved 1,320,000 shares of common stock for issuance upon the exercise of stock options under the SOP. During the fiscal year ended December 31, 1993 options covering 728,000 shares of common stock were granted.

         Recipients of options under the SOP are selected by the Committee. The Committee determines the terms of each option grant including the purchase price of shares subject to options, the dates on which options become exercisable and the expiration date of each option (which may not exceed six years from the date of grant).

         Of the 728,000 shares covered by option grants under the SOP, 45,000 were granted to Mr. David A. Simon and 45,000 were granted to Mr. John M. Elwood. Options to purchase 152,000 shares of common stock were granted to all current executive officers as a group. The terms of these option grants are described above under the heading "Stock option grants during fiscal year ended December 31, 1993".

         Recipients of option grants under the SOP will have no voting, dividend or other rights as stockholders with respect to shares of common stock covered by stock options prior to becoming the holders of record of such stock. All stock option grants will permit the exercise price to be paid in cash, by tendering stock or by cashless exercise. The number of shares covered by stock options will be appropriately adjusted in the event of any merger, recapitalization or similar corporate event.

         The Board of Directors may at any time terminate the SOP or from time to time make such modifications or amendments to the SOP as it may deem advisable; provided that the Board may not, without the approval of stockholders, increase the maximum number of shares of common stock for which options may be granted under the SOP.

1992 Performance Incentive Plan

         As provided in the Plan, the Company adopted the 1992 Performance Incentive Plan (the "PIP") under which stock options covering an additional 330,000 shares of common stock were reserved for grants to one or more other executives, including those newly hired, at the discretion of Mr. David A. Simon. No options have been granted under the PIP.

         Mr. Simon will determine the terms of each option grant under the PIP including the purchase price of shares subject to options, the dates on which options become exercisable and the expiration date of each option (which may not exceed six years from the date of grant).

         Recipients of stock option grants under the PIP will have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by stock options prior to becoming the holders of record of such stock. All stock option grants under the PIP will permit the exercise price to be paid in cash, by tendering stock or by cashless exercise. The number of shares covered by stock options under the PIP will be appropriately adjusted in the event of any merger, recapitalization or similar corporate event.

         The Board of Directors may at any time terminate the PIP or from time to time make such modifications or amendments to the PIP as it may deem advisable; provided that the Board may not, without the approval of stockholders, increase the maximum number of shares of Common Stock for which options may be granted under the PIP or change the class of persons eligible to receive options under the PIP.

Audit and Compensation Committee Report on Executive Compensation

         All members of the Audit and Compensation Committee are independent, non-employee Directors.

         As provided in the Plan, Mr. Simon and the Company are parties to an employment agreement which provides for an initial term of three years, with automatic successive one-year extensions unless a prior election is made by either party not to extend the agreement. The agreement provides for an annual base salary of $300,000 (which will increase annually based upon increases in the consumer price index) and a discretionary annual bonus based on attainment of performance objectives to be set by the Board of Directors. Pursuant to the Plan and his employment agreement, Mr. Simon was granted options to purchase 330,000 shares of Common Stock. Mr. Simon's employment agreement and option grants were approved by the former directors of the Company. During 1993, no bonus was paid to Mr. Simon pursuant to his employment agreement.

         The Company's compensation policy is designed to help the Company achieve its business objectives by:

         - setting levels of compensation designed to attract and retain qualified executive in a highly competitive business environment;


         - providing incentive compensation that varies directly with both the Company's financial performance and individual initiative and achievement contributing to such performance; and

         - linking compensation to elements which effect the Company's annual and long-term share performance.

         The Company intends to compensate executives and to grant stock options pursuant to the SOP in order to provide executives with a competitive total compensation package and reward them for their contribution to the Company's annual and long-term share performance.

         Compensation Committee Interlocks and Insider Participation

         Mr. Moore and Mr. Petrocelli have certain business relationships with the Company, which are described under the heading "Certain Relationships and Related Transactions."

                        AUDIT AND COMPENSATION COMMITTEE
                          Herbert Lust, II (Chairman)
                                   Leon Moore
                                A. F. Petrocelli

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

         The following table sets forth as of March 10, 1994, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially 5% or more of the Company's common stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and each of the five remaining most highly compensated executive officers, and (iv) all executive officers and directors of the Company as a group.

                                                                    Amount and
Name and Address                                                      Nature                 Percent of
 of Beneficial Owner                                               of Ownership               Class (g)
- --------------------                                               ------------               -----------

Ingalls & Snyder
    61 Broadway
    New York, New York 10006(a)                                      2,506,123                   8.6

David A. Simon(b)                                                      108,895                     *

John M. Elwood(c)                                                       42,122                     *

Herbert Lust, II(d)                                                     20,700                     *

Leon Moore                                                              50,000                     *

Allen J. Ostroff                                                         5,000                     *

A.F. Petrocelli(e)                                                     161,026                     *

John H. Leavitt(f)                                                         111                     *

Joseph Bernadino                                                         1,000                     *

Richard T. Szymanski                                                       -0-                     *

Douglas W. Vicari                                                          -0-                     *

All directors and executive officers
    as a group (13 persons)                                            395,140                   1.4

(a) Ingalls & Snyder filed a Schedule 13G, dated February 1, 1994, with the Securities and Exchange Commission (the "SEC") reporting ownership of 2,506,123 shares of common stock, with sole voting power with respect to 208,754 shares and sole dispositive power with respect to 2,506,123 shares.

(b) Includes 101,726 shares owned by David A. Simon, 146 shares owned by his wife and 249 shares held by Mr. Simon as custodian for his children. Mr. Simon disclaims beneficial ownership of the shares owned by his wife and held as custodian for his children. Also includes warrants to purchase 6,774 shares with an exercise price of $2.71 a share, of which Mr. Simon disclaims beneficial ownership of 467 warrants owed by his wife and 697 warrants held as custodian for his children.

(c) Includes warrants to purchase 12,122 shares with an exercise price of $2.71 a share.

(d) Held by a trust under which Mr. Lust and his wife are co-trustees and beneficiaries.

(e) These shares are owned by United Capital Corp. Mr. Petrocelli is Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp.

(f) Includes warrants to purchase 85 shares with an exercise price of $2.71.

(g) The Directors and executive officers each own less than one percent of the outstanding common stock and own approximately one percent of the outstanding common stock as a group. Percentages were based on 29,200,204 shares outstanding as of March 10, 1994.

Item 13.         Certain Relationships and Related Transactions.

         Leon Moore, a Director of the Company, is the President, Chief Executive Officer and Chairman of the Board of ShoLodge, Inc. ("ShoLodge"). Pursuant to an agreement with the Company and Suites of America, Inc. ("SOA"), a wholly owned subsidiary of the Company, ShoLodge was appointed the exclusive agent to develop certain AmeriSuites hotel properties. ShoLodge is entitled to receive fees for each hotel property developed. In addition, ShoLodge may receive, among other things, a profit sharing interest in certain sites.
During the fiscal year ended December 31, 1993, ShoLodge earned development fees of $-0- and loan origination fees of $40,349.

         As of December 31, 1993, the Company and SOA have outstanding loans in the amount of $18,361,000 owed to ShoLodge and in the amount of $5,066,000 owed to the Bank of Nashville. Mr. Leon Moore is a director of The Bank of Nashville. The foregoing loans are secured by hotel properties owned by SOA.

         ShoLodge manages eight AmeriSuites hotel properties for the Company. During the fiscal year ended December 31, 1993, ShoLodge earned management fees and incentive fees totalling $468,000 from these AmeriSuites hotel properties.

         The Company and SOA are parties to agreements with ShoLodge which provide that, under certain circumstances, ShoLodge will contribute hotels to SOA, receive 50% ownership interest, and manage the AmeriSuites hotels owned by SOA pursuant to a new management agreement.

         In April 1993, the Company sold land located in Flagstaff, Arizona to an affiliate of Mr. Moore for the sum of $1.3 million. Upon its completion of the construction of an AmeriSuites hotel on the land in October 1993, Mr. Moore's affiliate sold the completed hotel to SOA for the sum of $5,875,000. ShoLodge financed a portion of the purchase price and received a mortgage on the hotel in the principal sum of $5,045,000. ShoLodge manages the hotel for SOA. In addition, in May 1993, the Company sold to an affiliate of Mr. Moore land located in Overland Park, Kansas on which the affiliate will build an AmeriSuites hotel for sum of $486,000.

         During 1993, the Company paid $2,376,000 in cash and cancelled its note receivable of $486,000 in full satisfaction of the profit participation of ShoLodge in four AmeriSuites hotel owned by SOA.

         An affiliate of Mr. Moore has entered into a contract to build a hotel for the Company in Tampa, Florida for $3,587,900.

         In April 1993, an affiliate of Mr. Moore completed construction of an AmeriSuites hotel located in Brentwood, Tennessee on land it leased from SOA and sold it to SOA for the sum of $4,035,000. ShoLodge financed the full purchase price and received a deed of trust on the hotel. The lease from SOA to the affiliate was terminated. ShoLodge manages the property for SOA.

         The Company uses the ShoLodge reservation system for its AmeriSuites and Wellesley Inn hotel properties. The total amount of reservation fees paid to ShoLodge for the fiscal year ended December 31, 1993 was approximately $222,000.

         A.F. Petrocelli, a Director of the Company, is the Chairman of the Board and Chief Executive Officer of United Capital Corp. In March 1994, the Company entered into management agreements with the corporate owners of two hotels who are affiliates of United Capital

Corp.

         During 1993, the Company managed and held a nonrecourse junior note and mortgage on a hotel property owned partially by a partnership comprised of David A. Simon and certain former officers and directors of the Company. In connection with a settlement in lieu of foreclosure between the first mortgagee and the owners in which the hotel was conveyed to the first mortgagee, the Company discharged its junior mortgage.

         During 1989, a partnership in which Peter E. Simon, father of David A. Simon, is a partner acquired an interest in three hotels from PMI. In partial payment PMI received nonrecourse junior loans aggregating $21,590,000. As of December 31, 1993, the aggregate balance owed on these loans was $21,472,766. The Company is currently in the process of restructuring these loans. Due to the nonrecourse junior nature of these loans and the insufficient cash generated by the hotels, no debt payments were made on these loans during 1993.

         During 1989, this same partnership acquired PMI's interest in eight hotel properties. In partial payment PMI received a junior non- recourse mortgage note in the principal amount of $9,647,450. The Company restructured this transaction as of December 1, 1992 by (i) conveying to the partnership its interest in one hotel property, and (ii) amending the principal amount and interest rate of the note to $8,103,362 and 8.2% per annum, respectively. No debt payments were made on these loans during 1993.

         During February 1990, this same partnership purchased from PMI a note owing from a third party in the original principal amount of $3,255,380. This partnership paid PMI $488,318 in cash and granted PMI an 85% note participation. In partial settlement of its claim on the note, the Company acquired a hotel located in Miami, Florida in which the partnership has a 15% interest.

         In December 1993, the Company entered into a management agreement with the corporate owner of a hotel in which Peter E. Simon is a stockholder.
                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

         (a)     1.       Financial Statements

                          The Financial Statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

                 2.       Financial Statement Schedules

                          The Financial Statement Schedules listed in the accompanying index to financial statements are filed as part of this Annual Report.

                 3.       Exhibits

                          (2)     (a)      Reference is made to the Disclosure
                                           Statement for Debtors' Second
                                           Amended Joint Plan of Reorganization
                                           dated January 16, 1992, which
                                           includes the Debtors' Second Amended
                                           Plan of Reorganization as an exhibit
                                           thereto filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                          (3)     (a)      Reference is made to the Restated
                                           Certificate of Incorporation of the
                                           Company dated June 5, 1992 filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                  (b)      Reference is made to the Restated
                                           Bylaws of the Company filed as an
                                           Exhibit to the Company's Form 10-K
                                           dated September 25, 1992, which is
                                           incorporated herein by reference.

                          (4)      (a)     Reference is made to the Form of
                                           8.20% Fixed Rate Senior Secured Note
                                           of the Company filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (b)     Reference is made to the Form of
                                           Adjustable Rate Senior Secured Note
                                           of the Company filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (c)     Reference is made to the Form of
                                           9.20% Junior Secured Note of the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is
                                           incorporated herein by reference.

                                   (d)     Reference is made to the Form  of
                                           8.20% Tax Note of the Company filed
                                           as an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (e)     Reference is made to the Form of
                                           10.20% Secured UND Restructured Note
                                           of the Company filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (f)     Reference is made to the Form of 8%
                                           Secured UND Restructured Note of the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (g)     Reference is made to the Form of
                                           9.20% OVR Restructured Note of the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (h)     Reference is made to the Collateral
                                           Agency Agreement among the Company,
                                           U.S. Trust and the Secured Parties,
                                           dated as of July 31, 1992 filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (i)     Reference is made to the Security
                                           Agreement between the Company and
                                           U.S. Trust, dated as of July 31,
                                           1992, filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (j)     Reference is made to the Subsidiary
                                           Guaranty from FR Delaware, Inc. to
                                           United States Trust Company of New
                                           York, dated as of July 31, 1992,
                                           filed as an Exhibit to the Company's
                                           Form 10-K dated September 25, 1992,
                                           which is incorporated
                                           herein by reference.

                                   (k)     Reference is made to the Security
                                           Agreement between FR Delaware, Inc.
                                           and United States Trust Company of
                                           New York, dated as of July 31, 1992,
                                           filed as an Exhibit to the Company's
                                           Form 10-K dated September 25, 1992,
                                           which is incorporated herein by
                                           reference.

                                   (l)     Reference is made to the Subsidiary
                                           Guaranty from Prime Note Collections
                                           Company, Inc. to United States Trust
                                           Company of New York, dated as of
                                           July 31, 1992, filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (m)     Reference is made to the Security
                                           Agreement between Prime Note
                                           Collections Company, Inc. and United
                                           States Trust Company of New York,
                                           dated as of July 31, 1992, filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (n)     Reference is made to a Form 8-A of
                                           the Company as filed on June 5, 1992
                                           with the Securities and Exchange
                                           Commission, as amended by Amendment
                                           No. 1 and Amendment No. 2, which is
                                           incorporated herein by reference.

                          (10)     (a)     Reference is made to the Agreement
                                           of Purchase and Sale between
                                           Flamboyant Investment Company, Ltd.
                                           and VMS Realty, Inc. dated June 3,
                                           1985, and its related agreements,
                                           each of which was included as
                                           Exhibits to the Form 8-K dated
                                           August 14, 1985 of PMI, which are
                                           incorporated herein by reference.

                                   (b)     Reference is made to PMI's Flexible
                                           Benefit Plan, filed as an Exhibit to
                                           the Form 10-Q dated February 12,
                                           1988 of PMI,  which is incorporated
                                           herein by reference.

                                   (c)     Reference is made to the Employment
                                           Agreement dated as of July 31, 1992,
                                           between David A. Simon and the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (d)     Reference is made to the 1992
                                           Performance Incentive Stock Option
                                           Plan of the Company dated as of July
                                           31, 1992, filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (e)     Reference is made to the 1992 Stock
                                           Option Plan of the Company filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (f)     Reference is made to the 1992
                                           Non-Qualified Stock Option Agreement
                                           between the Company and David A.
                                           Simon filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (g)     Reference is made to the 1992
                                           Non-Qualified Stock Option Agreement
                                           between the Company and David L.
                                           Barsky filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (i)     Reference is made to the Employment
                                           Agreement dated as of December 31,
                                           1992 between John Elwood and the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated March 26,
                                           1993, which is incorporated herein by
                                           reference.

                                   (j)     Reference is made to the 1992
                                           Non-Qualified Stock Option
                                           Agreement between the Company and
                                           John Elwood filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           March 26, 1993, which is
                                           incorporated herein by reference.

                                   (k)     Employment Agreement dated as of
                                           March 1, 1993 between John Stetz and
                                           the Company.

                                   (l)     Employment Agreement dated as of
                                           May 18, 1993 between Paul Hower.

                                   (m)     Consolidated and Amended Settlement
                                           Agreement dated as of October 12,
                                           1993
                                           between Allan V. Rose and the
                                           Company.

                          (11)    Computation of Earnings Per Common Share.

                          (21)    Subsidiaries of the Company.

                          (23)    (a)      Consent of Arthur Andersen & Co.
                                  (b)      Consent of J.H. Cohn & Co.

         (b)     Reports on Form 8-K:  None

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (ITEM 14 (A))

                                                                                        PAGE
                                                                                        -----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen & Co.....................................................    F-2
  Consolidated:
     Balance Sheets at December 31, 1993 and 1992....................................    F-3
     Statements of Income for the Year Ended December 31, 1993 and the Five Months
      Ended December 31, 1992........................................................    F-4
     Statements of Stockholders' Equity for the Year Ended December 31, 1993 and the
      Five Months Ended December 31, 1992............................................    F-5
     Statements of Cash Flows for the Year Ended December 31, 1993 and the Five
      Months Ended December 31, 1992.................................................    F-6
  Notes to Consolidated Financial Statements.........................................    F-7
  Report of Arthur Andersen & Co. ...................................................    F-20
  Report of J.H. Cohn & Company......................................................    F-21
  Consolidated:
     Balance Sheets at July 31, 1992 and June 30, 1992...............................    F-23
     Statements of Operations for the One Month Ended July 31, 1992 and the Years
      Ended June 30, 1992 and 1991...................................................    F-24
     Statements of Stockholders' Equity (Deficiency) for the One Month Ended July 31,
      1992 and the Years Ended June 30, 1992 and 1991................................    F-25
     Statements of Cash Flows for the One Month Ended July 31, 1992 and the Years
      Ended June 30, 1992 and 1991...................................................    F-26
  Notes to Consolidated Financial Statements.........................................    F-27
  Financial Statement Schedules:
    II     Amounts Receivable from Related Parties, Underwriters, Promoters, and
             Employees Other than Related Parties....................................    F-50
    V      Property, Equipment and Leasehold Improvements............................    F-53
    VI     Accumulated Depreciation, Depletion and Amortization of Property,
             Equipment and Leasehold Improvements....................................    F-56
    IX     Short-Term Borrowings.....................................................    F-58
    X      Supplementary Income Statement Information................................    F-59

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     Separate financial statements of 50% or less owned entities accounted for by the equity method have been omitted because such entities considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders of Prime Hospitality Corp.:

We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries ("the Company") as of December 31, 1993 and 1992 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1993 and the five months ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for the year ended December 31, 1993 and the five months ended December 31, 1992 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Roseland, New Jersey
March 17, 1994

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1993         1992
                                                                         --------     --------
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................   $ 41,569     $ 36,616
  Restricted cash.....................................................     10,993       12,896
  Accounts receivable, net of reserves................................      6,266        6,395
  Current portion of mortgages and other notes receivable.............      2,275        6,898
  Accrued interest receivable.........................................      3,954        3,038
  Other current assets................................................      3,145        2,661
                                                                         --------     --------
          Total current assets........................................     68,202       68,504
  Property, equipment and leasehold improvements, net of accumulated
     depreciation and amortization....................................    172,786      162,797
  Mortgages and other notes receivable, net of current portion........    163,033      165,654
  Other assets........................................................      6,664        6,359
                                                                         --------     --------
          TOTAL ASSETS................................................   $410,685     $403,314
                                                                         --------     --------
                                                                         --------     --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt.............................................   $ 19,282     $ 18,275
  Other current liabilities...........................................     22,445       23,011
                                                                         --------     --------
          Total current liabilities...................................     41,727       41,286
Long-term debt, net of current portion................................    168,618      192,913
Other liabilities.....................................................     28,976       31,333
                                                                         --------     --------
          Total liabilities...........................................    239,321      265,532
                                                                         --------     --------
Commitments and contingencies
  Stockholders' equity:
     Preferred stock, par value $.10 per share; 20,000,000 shares
      authorized; none issued.........................................         --           --
     Common stock, par value $.01 per share; 50,000,000 shares
      authorized; 33,075,880 and 33,000,000 shares issued and
      outstanding in 1993 and 1992, respectively......................        331          330
  Capital in excess of par value......................................    157,476      136,059
  Retained earnings...................................................     13,557        1,393
                                                                         --------     --------
          Total stockholders' equity..................................    171,364      137,782
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $410,685     $403,314
                                                                         --------     --------
                                                                         --------     --------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     FIVE
                                                                       YEAR         MONTHS
                                                                      ENDED          ENDED
                                                                    DECEMBER 31,   DECEMBER 31,
                                                                       1993          1992
                                                                     --------       -------
Revenues:
  Rooms...........................................................   $ 69,487       $24,639
  Food and beverage...............................................     12,270         4,598
  Management and other fees.......................................     10,831         5,000
  Interest on mortgages and other notes receivable................     14,765         6,335
  Rental and other................................................      1,507           762
                                                                     --------       -------
          Total revenues..........................................    108,860        41,334
                                                                     --------       -------
Costs and expenses:
  Direct hotel operating expenses:
     Rooms........................................................     19,456         6,952
     Food and beverage............................................     10,230         4,027
     Selling and general..........................................     20,429         7,811
  Occupancy and other operating...................................     11,047         4,351
  General and administrative......................................     15,685         5,929
  Depreciation and amortization...................................      7,117         2,918
                                                                     --------       -------
          Total costs and expenses................................     83,964        31,988
                                                                     --------       -------
Operating income..................................................     24,896         9,346
Interest income on cash investments...............................      1,267           693
Interest expense..................................................    (16,116)       (7,718)
Other income......................................................      3,809            --
                                                                     --------       -------
Income before income taxes and extraordinary items................     13,856         2,321
Provision for income taxes........................................      5,681           928
                                                                     --------       -------
Income before extraordinary items.................................      8,175         1,393
Extraordinary items -- Gains on discharges of indebtedness (net of
  income taxes of $2,772).........................................      3,989            --
                                                                     --------       -------
Net income........................................................   $ 12,164       $ 1,393
                                                                     --------       -------
                                                                     --------       -------
Net income per common share:
  Income before extraordinary items...............................   $    .24       $   .04
  Extraordinary items.............................................        .12            --
                                                                     --------       -------
Net income per common share.......................................   $    .36       $   .04
                                                                     --------       -------
                                                                     --------       -------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 CAPITAL
                                                                    IN
                                                                  EXCESS
                                             COMMON STOCK           OF
                                          ------------------       PAR        RETAINED
                                           SHARES       AMOUNT    VALUE       EARNINGS     TOTAL
                                          ---------     ----     --------     -------     --------
Balance August 1, 1992.................   33,000,000    $330     $135,270     $    --     $135,600
Net income.............................          --       --           --       1,393        1,393
Utilization of net operating loss
  carryforwards........................          --       --          789          --          789
                                          ---------     ----     --------     -------     --------
Balance December 31, 1992..............   33,000,000     330      136,059       1,393      137,782
Net income.............................          --       --           --      12,164       12,164
Utilization of net operating loss
  carryforwards........................          --       --        4,525          --        4,525
Federal income tax refund..............          --       --       16,462          --       16,462
Compensation expense related to stock
  option plan..........................          --       --          225          --          225
Proceeds from exercise of stock
  options..............................      30,000       --           81          --           81
Proceeds from exercise of stock
  warrants.............................      45,880        1          124          --          125
                                          ---------     ----     --------     -------     --------
Balance December 31, 1993..............   33,075,880    $331     $157,476     $13,557     $171,364
                                          ---------     ----     --------     -------     --------
                                          ---------     ----     --------     -------     --------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        FIVE
                                                                          YEAR         MONTHS
                                                                         ENDED         ENDED
                                                                       DECEMBER 31,  DECEMBER 31,
                                                                          1993          1992
                                                                        --------      --------
Cash flows from operating activities:
  Net income.........................................................   $ 12,164      $  1,393
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................      7,117         2,918
     Utilization of net operating loss carryforwards.................      4,525           789
     Deferred income taxes...........................................      1,541            --
     Gains on discharges of indebtedness.............................     (6,761)           --
     Gains on disposals of assets....................................     (1,769)           --
     Compensation expense related to stock options...................        225            --
  Increase (decrease) from changes in other operating assets and liabilities:
     Accounts receivable.............................................        269           320
     Other current assets............................................     (1,791)       (1,445)
     Other liabilities...............................................      4,208          (248)
                                                                        --------      --------
          Net cash provided by operating activities..................     19,728         3,727
                                                                        --------      --------
Cash flows from investing activities:
  Proceeds from mortgages and other notes receivable.................     10,861        46,165
  Disbursements for mortgages and other notes receivable.............       (515)           --
  Proceeds from sales of property, equipment and leasehold
     improvements....................................................      3,715            --
  Purchases of property, equipment and leasehold improvements........    (14,346)       (1,803)
  Decrease in restricted cash........................................      1,903         9,939
  Other..............................................................        663          (506)
                                                                        --------      --------
          Net cash provided by investing activities..................      2,281        53,795
                                                                        --------      --------
Cash flows from financing activities:
  Payments of debt...................................................    (30,890)      (56,592)
  Proceeds from issuance of debt.....................................      2,771            --
  Proceeds from the exercise of stock options and warrants...........        206            --
  Principal proceeds from federal income tax refund..................     16,462            --
  Reorganization items after emergence from bankruptcy...............     (5,605)       (3,807)
                                                                        --------      --------
          Net cash used in financing activities......................    (17,056)      (60,399)
                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents.................      4,953        (2,877)
Cash and cash equivalents at beginning of period.....................     36,616        39,493
                                                                        --------      --------
Cash and cash equivalents at end of period...........................   $ 41,569      $ 36,616
                                                                        --------      --------
                                                                        --------      --------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Business Activities

     Prime Hospitality Corp. (the "Company") is a leading independent hotel operating company with ownership or management of full-service and limited-service hotels in the United States and one resort hotel in the U.S. Virgin Islands. The Company's hotels primarily provide moderately priced, quality accommodations in secondary or tertiary markets, and operate under franchise agreements with national hotel chains or under the Company's proprietary Wellesley Inns or AmeriSuites trade names.

     In addition to its hotel operations, the Company has a portfolio of financial assets including mortgages and notes receivable secured by hotel properties and owns real estate that is not part of its hotel operations.

     The Company emerged from the Chapter 11 reorganization case of its predecessor, Prime Motor Inns, Inc. and certain of its subsidiaries ("PMI"), which consummated its Plan of Reorganization ("the Plan") on July 31, 1992 (the "Effective Date"). PMI and certain of its subsidiaries had filed for protection under Chapter 11 of the United States Bankruptcy Code in September of 1990. During the reorganization, PMI renegotiated most of its leases, management agreements and debt commitments, resulting in the elimination of a substantial number of unprofitable contract relationships and excessive debt obligations.

  Basis of presentation

     Pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh start reporting as of July 31, 1992. Under fresh start reporting, the reorganization value of the entity was allocated to the reorganized Company's assets on the basis of the purchase method of accounting. The reorganization value (the approximate fair value) of the assets of the emerging entity was determined by consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios believed by management to be representative of the Company's business and industry. Liabilities were recorded at face values, which approximate the present values of amounts to be paid determined at appropriate interest rates. Under fresh start reporting, the consolidated balance sheet as of July 31, 1992 became the opening consolidated balance sheet of the emerging Company.

     In accordance with SOP 90-7, financial statements covering periods prior to July 31, 1992 are not presented because such statements have been prepared on a different basis of accounting and are thus not comparable.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Cash equivalents

     Cash equivalents are highly liquid unrestricted investments with a maturity of three months or less when acquired.

  Restricted cash

     Restricted cash consists primarily of highly liquid investments that serve as collateral for debt obligations due within one year.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

  Mortgages and other notes receivable

     Mortgages and other notes receivable are reflected at their fair value as of July 31, 1992, adjusted for payments and other advances since that date. The amount of interest income recognized on mortgages and other notes receivable is generally based on the stated interest rate and the carrying value of the notes. The Company has a number of subordinated or junior mortgages which remit payment based on hotel cash flow. Because there is substantial doubt that the Company will recover their face value, these mortgages have not been valued in the Company's consolidated financial statements. Interest on cash flow mortgages and delinquent loans is only recognized when cash is received.

  Property, equipment and leasehold improvements

     Property, equipment and leasehold improvements that the Company intends to continue to operate are stated at their fair market value as of July 31, 1992 plus the cost of acquisitions subsequent to that date less accumulated depreciation and amortization from August 1, 1992. Provision is made for depreciation and amortization using the straight-line method over the estimated useful lives of the assets. Properties identified for disposal are stated at their estimated net realizable value.

  Income taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. For financial reporting purposes, the Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("FAS 109"). In accordance with FAS 109, as well as SOP 90-7, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carryforwards and other temporary differences that existed at the time fresh start reporting was adopted are reflected as a contribution to stockholders' equity in the period in which they are realized.

  Income per common share

     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period. The weighted average number of common shares used in computing primary net income per share was 33,808,000 for the year ended December 31, 1993 and 33,000,000 for the five months ended December 31, 1992. The dilutive effect of stock warrants and options during the year ended December 31, 1993 and the five months ended December 31, 1992 was not material (see Note 10).

  Reclassifications

     Certain reclassifications have been made to the December 31, 1992 consolidated financial statements to conform them to the December 31, 1993 presentation.

NOTE 2 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of the following (in thousands):

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                   1993         1992
                                                                  -------      -------
        Cash...................................................   $ 3,013      $ 1,526
        Commercial paper and other cash equivalents............    38,556       35,090
                                                                  -------      -------
                  Totals.......................................   $41,569      $36,616
                                                                  -------      -------
                                                                  -------      -------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

NOTE 3 -- MORTGAGES AND OTHER NOTES RECEIVABLE

     Mortgages and other notes receivable are comprised of the following (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Frenchman's Reef resort hotel (a).....................   $ 50,000     $ 50,000
        Rose and Cohen entities (b)...........................     25,000       25,000
        Other properties managed by the Company (c)...........     65,323       62,070
        Other (d).............................................     24,985       35,482
                                                                 --------     --------
                  Total.......................................    165,308      172,552
        Less current portion..................................      2,275        6,898
                                                                 --------     --------
        Long-term portion.....................................   $163,033     $165,654
                                                                 --------     --------
                                                                 --------     --------

- ---------------

(a) These mortgage notes are secured by the Marriott Frenchman's Reef resort hotel, which is managed by the Company, and consist of first and second mortgages with face values of $53,383,000 and $25,613,000, respectively, with final scheduled principal payments of $51,976,000 and $25,613,000 due on July 31, 1995. The notes bear interest at a stated rate of 13%. Interest and principal payments on the first mortgage are payable in monthly installments. Interest and scheduled principal payments on the second mortgage note are payable only to the extent of available cash flow, as defined, with any unpaid interest due at maturity. In connection with the adoption of fresh start reporting, the Company valued the notes at $50,000,000.

     During the year ended December 31, 1993 and five months ended December 31, 1992, the Company recognized $4,250,000 and $1,770,000 of interest income on these notes, respectively (an effective rate of approximately 8.5%), based on the current level of cash flows generated from the hotel property available to service the notes.

     During 1993, the Company entered into a restructuring agreement related to these notes with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated Chapter 11 petition in September 1993. The disclosure statement setting forth the plan of reorganization dated October 21, 1993 provided for the Company to receive ownership and control of the hotel through a 100% equity interest in the reorganized FRBA. The plan also provided for the existing equity holders and any other impaired claim holders to participate in excess cash flow above specified levels and all administrative and unsecured trade claims incurred in the ordinary course of business to be paid in full. A group purporting to represent a significant number of limited partners has filed an objection to the disclosure statement and has challenged the authority of the general partner. These holders have also indicated that they intend to challenge the validity of the Company's lien. In light of this uncertainty, the Company intends to defend its position and pursue a foreclosure of its mortgages and has filed a motion to lift the stay of relief under the Chapter 11 petition to permit a commencement of a foreclosure action. The motion is subject to approval by the Bankruptcy Court.

     In the event that the Company is successful in its foreclosure proceedings and obtains title to the property, the assets and liabilities of the Frenchman's Reef resort hotel will be included in the consolidated financial statements of the Company at an initial net carrying value equal to the carrying value of the notes.

(b) From 1988 through 1990, PMI loaned entities controlled by Allan Rose and Arthur Cohen (the "Rose and Cohen entities"), an aggregate of $100,890,000 which was initially fully secured by property and/or

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

     personal guarantees. PMI was committed to make additional loans, also on a fully secured basis, to the Rose and Cohen entities of up to an aggregate of $130,000,000 if values of, and/or revenues generated by, certain hotel properties controlled by the Rose and Cohen entities attained specified levels. PMI was to receive a minimum annual return of 10% on all loans made to the Rose and Cohen entities and a maximum return of 20%. All loans and unpaid interest are payable on December 31, 1997.

     In 1992, certain of the Rose and Cohen entities owning a portion of the collateral that secures the loans filed for Chapter 11 protection in the United States Bankruptcy Court, Southern District of New York. Also during 1992, PMI commenced an adversary proceeding against Rose and Cohen to recover jointly and severally on the personal guarantees of $50,000,000 given by Rose and Cohen as part of the loan agreement. The accrual of interest on the Rose and Cohen note was discontinued in fiscal 1990 and the notes were reflected at their estimated net realizable value.

     In June 1993, the Company reached a settlement with Allan Rose and Arthur Cohen. The settlement provided for an affiliate of Rose to purchase the notes for the sum of $25,000,000 in cash, which was fully funded into escrow by Rose on February 25, 1994. The Company is also to receive the cash proceeds from approximately 1,100,000 shares of the Company's common stock owned by Rose which will be liquidated over a period of time. In addition, pursuant to the settlement, certain bankruptcy claims against PMI have been withdrawn (see Note 7).

     The settlement is subject to a claim on the entire amount of the proceeds by Financial Security Assurance, Inc. ("FSA"). A trial was held in the United States Bankruptcy Court for the Southern District of Florida in January 1994 to approve the settlement agreement and resolve FSA's claim on the settlement proceeds. The Company expects an order to be issued by that court in the near future, which may be subject to appeal. All proceeds received pursuant to the settlement must be held in escrow until such order is received. The Company believes that FSA is unlikely to prevail on its claim, and as a result, does not believe it will have a material impact on the financial statements. Upon receipt of a favorable order from the court, substantially all of the net proceeds will be used to retire debt (see Note
     6).

(c) The Company is the holder of mortgage notes receivable with a book value of $50,670,000 secured primarily by 11 hotel properties operated by the Company under management agreements and $14,653,000 in mortgages secured primarily by 4 properties operated under lease agreements. These notes currently bear interest at rates ranging from 8.5% to 14.0% and mature through 2003. The mortgages were primarily derived from the sales of hotel properties. Many of the 11 managed properties were unable to pay in full the annual debt service required under the terms of the original mortgages. The Company has restructured approximately $36,500,000 of these loans to pay based upon available cash and a participation in the future excess cash flow of such hotel properties. The restructurings generally include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow. The junior portion represents the difference between the original mortgage and the new senior portion and provides the Company the opportunity to recover that difference if the hotel's performance improves. In addition to the junior portions of the restructured mortgages, the Company holds junior or other cash flow mortgages and subordinated interests in 19 other hotel properties operated by the Company under management agreements.

     The Company's consolidated balance sheets do not reflect any value related to the junior portion of the restructured notes or the junior mortgages and subordinated interests on the 19 other hotels as there is substantial doubt that the Company will recover any of their face value. During 1993, the Company recognized $976,000 of interest income related to these mortgages due to excess cash flow on certain properties attributable to decreased interest expense on variable rate borrowings senior to the Company's positions on these hotels.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

(d) Other notes receivable currently bear interest at effective rates ranging from 4% to 11%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

NOTE 4 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                            DECEMBER 31,        YEARS OF
                                                        --------------------     USEFUL
                                                          1993        1992        LIFE
                                                        --------    --------    --------
        Land and land leased to others...............   $ 29,407    $ 26,074
        Hotels.......................................    109,671      97,179    20 to 40
        Furniture, fixtures and autos................     21,879      18,333     3 to 10
        Leasehold improvements.......................     10,222      15,771     3 to 40
        Construction in progress.....................      2,555          --
        Properties held for sale.....................      8,355       8,000
                                                        --------    --------
             Sub-total...............................    182,089     165,357
             Less accumulated depreciation and
               amortization..........................     (9,303)     (2,560)
                                                        --------    --------
                  Totals.............................   $172,786    $162,797
                                                        --------    --------
                                                        --------    --------

     At December 31, 1993, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $8,676,000 pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $10,730,000, of which $3,939,000 is scheduled to be received in the aggregate during the five-year period ending December 31, 1998.

     Depreciation and amortization expense on property, equipment and leasehold improvements was $7,015,000 for the year ended December 31, 1993 and $2,784,000 for the five months ended December 31, 1992.

NOTE 5 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
        Accounts payable........................................   $ 2,025     $ 1,626
        Interest................................................     4,454       4,933
        Accrued payroll and related benefits....................     2,190       3,181
        Insurance reserves......................................     6,206       2,103
        Reorganization reserve..................................       676       5,497
        Other...................................................     6,894       5,671
                                                                   -------     -------
                  Totals........................................   $22,445     $23,011
                                                                   -------     -------
                                                                   -------     -------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

NOTE 6 -- DEBT

     Debt consists of the following (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Senior secured notes(a)...............................   $ 33,152     $ 37,009
        Junior secured notes(a)...............................     53,531       69,999
        Mortgages and other notes payable(b)..................     99,946      104,180
        Borrowings under credit agreement(c)..................      1,271           --
                                                                 --------     --------
        Total debt............................................    187,900      211,188
        Less current maturities...............................     19,282       18,275
                                                                 --------     --------
                  Debt, net of current portion................   $168,618     $192,913
                                                                 --------     --------
                                                                 --------     --------

- ---------------

(a) Pursuant to the Plan, the Company issued two classes of Secured Notes which are identified as "Senior Secured Notes" and "Junior Secured Notes". Senior Secured Notes were issued in two series of notes which are identified as the "8.20% Fixed Rate Senior Secured Notes" and the "Adjustable Rate Senior Secured Notes". Each series is identical except that the interest rate on the Adjustable Rate Senior Secured Notes will be periodically adjusted to one-half of one percent over the prime rate, with a maximum interest rate of 10.0% per annum. The aggregate principal amount of Senior Secured Notes issued under the Plan was $91,300,000, comprised of $30,100,000 of 8.20% Fixed Rate Senior Secured Notes and $61,200,000 of Adjustable Rate Senior Secured Notes. On August 11, 1992, the Company prepaid $17,900,000 of the 8.20% Fixed Rate Senior Secured Notes and $36,400,000 of the Adjustable Rate Senior Secured Notes from the proceeds of collections of portions of the collateral for the Senior Secured Notes.

     The other class of Secured Notes issued to satisfy claims was comprised of Junior Secured Notes that bear interest at a rate of 9.20% per annum and will mature on July 31, 2000. The aggregate principal amount of Junior Secured Notes issued under the Plan was approximately $70,000,000.

     The collateral for the Secured Notes consists primarily of mortgages and other notes receivable and real property, net of related liabilities, (the "Secured Note Collateral") with a book value of $104,790,000 as of December 31, 1993.

     Interest on the Secured Notes is payable semi-annually commencing January 31, 1993. The Secured Notes require that 85% of the cash proceeds from the Secured Note Collateral be applied first to interest, second to prepayment of the Senior Secured Notes and third to prepayment of the Junior Secured Notes. Any remaining principal balance of the Senior Secured Notes is due July 31, 1997. Aggregate principal payments on the Junior Secured Notes are required in order that one-third of the principal balance outstanding on December 31, 1996 is paid by July 31, 1998; two-thirds of the balance is paid by July 31, 1999; and all of the balance is paid by July 31, 2000. To the extent the cash proceeds from the Secured Note Collateral are insufficient to pay interest or required principal payments on the Secured Notes, the Company will be obligated to pay any deficiency out of its general corporate funds.

     The Secured Notes contain covenants which, among other things, require the Company to maintain a net worth of at least $100,000,000, limit expenditures related to the development of hotel properties through December 31, 1996 and preclude cash distributions to stockholders, including dividends and redemptions, until the Secured Notes have been paid in full.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

     During 1993, the Company repurchased $513,000 of its 8.2% Senior Secured Notes and $16,467,000 of its 9.2% Junior Secured Notes for an aggregate purchase price of $13,249,000. The Company recorded pre-tax extraordinary gains of $3,731,000 related to these repurchases.

     During the first quarter of 1994, the Company repurchased $6,527,000 of its Adjustable Rate Senior Secured Notes, $217,000 of its 8.20% Senior Secured Notes and $461,000 of its 9.20% Junior Secured Notes for an aggregate purchase price of $7,018,000. The repurchases resulted in pretax extraordinary gains of $187,000, which will be reflected in the Company's first quarter 1994 consolidated financial statements. These notes have been classified as long-term debt at December 31, 1993, in accordance with their terms, as repurchase was not contemplated at the balance sheet date.

     During the first quarter of 1994, the Company purchased through a third party agent approximately $5.2 million of its Senior Secured and Junior Secured Notes for aggregate consideration of $4.8 million. These notes are currently held by the third party agent and have not been retired due to certain restrictions under the note agreements. The purchases will be recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed.

(b) The Company has mortgage and other notes payable of approximately $66,039,000 that are secured by mortgage notes receivable and hotel properties with a book value of $104,324,000. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1993 these notes bear interest at rates ranging from 4.68% to 10.5% and mature through 2008.

     At December 31, 1993, the Company has outstanding loans in the amount of $18,361,000 payable to ShoLodge, Inc. ("ShoLodge"), a company controlled by a director. The foregoing loans are secured by AmeriSuites hotel properties with an aggregate book value of $35,588,000. Interest is payable monthly at rates ranging from 8% (the prime rate plus 2%) to 9.5% (Note 9) and mature through April 1996.

     The Company has $11,665,000 of notes restructured under the Plan which bear interest at rates ranging from 8.00% to 9.50% per annum payable semi-annually. Prior to maturity, principal amounts outstanding will be paid semi-annually based on a thirty-year amortization schedule. Each note matures on July 31, 2002 and is secured by a lien on mortgage notes receivable and hotel properties with a book value of $11,074,000 at December 31, 1993. During 1993, the Company repurchased $8,828,000 of these notes for an aggregate purchase price of $5,799,000. The repurchase resulted in a pre-tax extraordinary gain of $3,030,000.

     The Company has other notes payable of $3,881,000, which bear interest at rates ranging from 8.0% to 8.2% and mature through 1999.

(c) The Company has a fully-secured demand credit agreement which permits borrowing of up to $5,000,000 and bears interest at the prime rate plus 2%. This facility is supported by a certificate of deposit which is maintained by the bank.

     Maturities of long-term debt for the next five years ending December 31 are as follows (in thousands):

                1994..............................................   $ 19,282
                1995..............................................      8,931
                1996..............................................     42,754
                1997..............................................     34,903
                1998..............................................     19,586
                Thereafter........................................     62,444
                                                                     --------
                          Total...................................   $187,900
                                                                     --------
                                                                     --------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

NOTE 7 -- LEASE COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 1994 through 2015. The Company has options to renew certain of the leases for periods ranging from 1 to 94 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

     The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1993 (in thousands):

                1994...............................................   $ 4,028
                1995...............................................     3,989
                1996...............................................     3,957
                1997...............................................     3,925
                1998...............................................     3,756
                Thereafter.........................................    38,817
                                                                      -------
                          Total....................................   $58,472
                                                                      -------
                                                                      -------

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the year ended December 31, 1993 and the five months ended December 31, 1992 (in thousands):

                                                                     1993        1992
                                                                    ------      ------
        Rentals...................................................  $5,009      $1,844
        Contingent rentals........................................     764         266
                                                                    ------      ------
                  Rental expense..................................  $5,773      $2,110
                                                                    ------      ------
                                                                    ------      ------

  Employee Benefits

     The Company does not provide any material post employment benefits to its current or former employees.

  Contingent Claims

     As of March 1, 1994, unresolved bankruptcy claims of approximately $437,000,000 have been asserted against PMI. The Company has disputed substantially all of these unresolved claims and has filed objections to such claims. The Company believes that substantially all of these claims will be dismissed and disallowed. Any claims not disallowed will be satisfied through the distribution of the Company's common stock. In accordance with SOP 90-7, the consolidated financial statements have given full effect to the maximum distribution, pursuant to the Plan of the Company's common stock (see Note 10).

     The Company has responded to informal requests for information by the Staff of the United States Securities and Exchange Commission's Division of Enforcement relating to a number of the significant transactions of PMI, for the years 1985 through 1991. However, no formal allegations have been made by the Staff.

     In addition to the foregoing legal proceedings, the Company is involved in various other proceedings incidental to the normal course of its business.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

     The Company believes that the resolution of these contingencies will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Financial Instruments and Concentration of Credit Risk

     The Company's accounts receivable and mortgages and other notes receivable (see Note 3) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern and Southeastern United States.

     In addition to the hotel property related receivables referred to above, the Company's financial instruments include (i) assets; cash and cash equivalents and restricted cash investments and (ii) liabilities; trade and notes payable and long-term debt (see Note 6). As described in Note 1, in connection with the adoption of fresh start accounting as of July 31, 1992, the Company revalued its assets and liabilities at amounts approximating fair market value. Since there have been no substantive changes in market conditions since the date of the revaluation and on the basis of market quotes and experience on recent redemption offers for the Company's long-term debt, the Company believes that the carrying amount of these financial instruments approximated their fair market value as of December 31, 1993 and 1992.

     As a result of the reorganization proceedings and the rejection of certain leases, management contracts and other guarantees, the Company has no other material off-balance-sheet liabilities or credit risk as of December 31, 1993.

NOTE 8 -- INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the year ended December 31, 1993 and the five months ended December 31, 1992 (in thousands):

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                       1993       1992
                                                                      ------      ----
        Current:
          Federal..................................................   $2,167      $ --
          State....................................................      220       139
                                                                      ------      ----
                                                                       2,387       139
        Deferred:
          Federal..................................................    5,049       789
          State....................................................    1,017        --
                                                                      ------      ----
                                                                       6,066       789
                                                                      ------      ----
                  Total............................................   $8,453      $928
                                                                      ------      ----
                                                                      ------      ----

     Income taxes are provided at the applicable federal and state statutory rates.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

     The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the year ended December 31, 1993 and the five months ended December 31, 1992 (in thousands):

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                       1993       1992
                                                                      ------      ----
        Utilization of net operating loss..........................   $4,525      $789
        Basis difference -- properties and notes...................    1,356        --
        Allowance for doubtful accounts............................     (545)       --
        Depreciation...............................................      415        --
        Gains on property sales....................................     (366)       --
        Property transactions......................................      348        --
        Other......................................................      333        --
                                                                      ------      ----
                  Total............................................   $6,066      $789
                                                                      ------      ----
                                                                      ------      ----

     At December 31, 1993, the Company had available federal net operating loss carryforwards of approximately $121,000,000 which will expire beginning in 2005 and continuing through 2008. Of this amount, $114,000,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $9,900,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to a change in ownership. The utilization is further dependent on such factors as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

     In accordance with FAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $42,000,000 against the deferred tax asset as of December 31, 1993. To the extent any available carryforwards or other tax benefits are utilized, the amount of tax benefit realized will be treated as contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the year ended December 31, 1993 and the five months ended December 31, 1992, the Company recognized $4,525,000 and $789,000, respectively, of such tax benefits as a contribution to stockholders' equity.

     The Company's federal income tax returns for the years 1987 through 1991 were examined by the Internal Revenue Service. The Company received a $17,700,000 federal income tax refund, including interest relating to its predecessor, PMI. In accordance with SOP 90-7, the Company recorded the tax refund and the interest related to its predecessor as a contribution to additional paid in capital ($16,462,000). The remaining amount of $1,238,000, which represents interest since July 31, 1992, is included in other income in the accompanying financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the year ended December 31, 1993 and the five months ended December 31, 1992 (in thousands):

                                                                        DECEMBER 31,
                                                                       --------------
                                                                       1993      1992
                                                                       ----      ----
        Management and other fee income (a).........................   $810      $312
        Interest income (a).........................................     14        72
        Management fee expense (b)..................................    222       162
        Interest expense (b)........................................    475       332
        Reservation fee expense (b).................................   $468      $101

- ------------

(a) The Company manages 12 hotels for partnerships in which a related party owns various interests. The income amounts shown above primarily include transactions related to these hotel properties.

(b) In 1991, PMI entered into an agreement (the "Development Agreement") with ShoLodge, whereby ShoLodge was appointed the exclusive agent to develop and manage certain hotel properties. The Company has loans payable to ShoLodge of $18,361,000 at December 31, 1993 related to the development of Hotels (see Note 6).

     In January 1993, the Company and its wholly-owned subsidiary, Suites of America, Inc. ("SOA") entered into agreements with ShoLodge designed to enhance the growth of its AmeriSuites hotel chain from the six hotels owned at that time by adding an additional six hotels to be built and financed by ShoLodge. ShoLodge has completed development of three hotels, two of which the Company has acquired subject to mortgages with ShoLodge. In addition, ShoLodge has three hotels currently under construction. Upon completion of the new hotels and the exercise of an option by either ShoLodge or the Company, ShoLodge will contribute its fee or mortgage interests on six hotels to SOA and will own a 50% interest in SOA. Upon exercise of this option, the Development Agreement will terminate and ShoLodge will manage all 12 hotels in SOA pursuant to a new management agreement. The Company will retain ownership of the AmeriSuites brand name and all rights to license and develop the name for its own account. In conjunction with the agreement, ShoLodge has also relinquished its profit sharing interests of $2,862,000 on the initial six hotels for cash and the cancellation of a note receivable.

     The Company uses the ShoLodge reservation system for its Wellesley and AmeriSuites hotel properties.

NOTE 10 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

     Pursuant to the Plan, on July 31, 1992 the Company began distributing shares of common stock to certain claimants and holders of PMI stock. The Plan provided for issuance of 33,000,000 shares of common stock and as of March 10, 1994, 29,124,324 shares of common stock were distributed. The remaining shares are to be distributed semi-annually to holders of previously allowed claims and pending final resolution of disputed claims (see Note 7). The consolidated financial statements have given full effect to the issuance of the maximum amount of 33,000,000 shares under the Plan. The number of shares ultimately distributed under the Plan could be less than 33,000,000 depending on the final outcome of the disputed claims. In addition to the shares distributed under the Plan, warrants to purchase 2,100,000 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share. The exercise price was determined from the average per share daily closing price of the Company's

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

common stock during the year following its reorganization on July 31, 1992. As of December 31, 1993, 45,880 shares have been exercised.

     On July 31, 1992, the Company adopted various stock option and performance incentive plans under which options to purchase up to 1,320,000 shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. During 1993 and 1992, options to purchase 20,000 and 350,000 shares, respectively, were granted to officers and directors, 130,000 of which are exercisable at December 31, 1993. In addition, options to purchase 330,000 shares were granted to a former officer in 1992. Such options are currently exercisable and expire on July 31, 1995. During 1993, 30,000 of these options were exercised. The exercise prices of the above options are based on the average market price one year from the date of grant and have been determined to be $2.71 per share. Based on this exercise price, the amount of compensation expense attributable to these options was $225,000 for the year ended December 31, 1993.

     In June 1993, options to purchase 393,000 shares of common stock were granted to employees under the Company's stock option plan. The options were granted at $3.625, which approximates the fair market value at the date of grant. Generally, options can be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire six years after the date of grant.

     In August 1993, options to purchase 315,000 shares of common stock were granted to the members of the Company's Board of Directors. The options were granted at $3.20, which approximates the fair market value at the date of grant. One-third of these options became exercisable at the date of grant and the remaining options can be exercised in equal annual installments over a two year period. The options expire six years after the date of grant.

     Summary of the stock option plans are as follows:

                                                                              OPTION
                                                               NUMBER          PRICE
                                                              OF SHARES      PER SHARE
                                                              ---------     -----------
        Outstanding -- July 31, 1992.......................          --
        Granted............................................     680,000           $2.71
                                                              ---------
        Outstanding -- December 31, 1992...................     680,000            2.71
        Granted............................................     728,000     $2.71-$3.63
        Exercised..........................................     (30,000)          $2.71
        Cancelled..........................................     (77,000)    $2.71-$3.63
                                                              ---------
        Outstanding at December 31, 1993...................   1,301,000
                                                              ---------
                                                              ---------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992
                                  (CONTINUED)

NOTE 11 -- TRANSITION PERIOD FINANCIAL INFORMATION (UNAUDITED)

     Following the Effective Date, the Company elected to change its fiscal year end from June 30 to December 31. As described in Note 1, financial statements for periods prior to the Effective Date have been prepared on a different basis of accounting and are thus not comparable. Selected financial information for the six months ended December 31, 1992 and 1991, prepared on a pro-forma basis as if the Plan became effective on June 30, 1991, are as follows (in thousands, except per share amounts):

                                                                    SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1992        1991
                                                                   -------     -------
        Revenues................................................   $50,820     $73,379
        Income before income taxes..............................     2,068       1,038
        Net income..............................................     1,241         623
        Net income per common share.............................   $   .04     $   .02

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the year ended December 31, 1993 and the five months ended December 31, 1992 (in thousands):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1993        1992
                                                                    ------      ------
        Hotels acquired in exchange for the assumption of
          mortgage notes payable.................................   $9,161      $   --
        Hotels received in settlement of mortgage notes
          receivable.............................................    3,500       7,800
        Sale of hotel in exchange for a mortgage note
          receivable.............................................   $6,500      $   --

     Cash paid for interest was $16,347,000 for the year ended December 31, 1993 and $2,981,000 for the five months ended December 31, 1992.

     Cash paid for income taxes was $2,697,000 for the year ended December 31, 1993 and $0 for the five months ended December 31, 1992.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders of Prime Hospitality Corp.:

     We have audited the accompanying consolidated balance sheet of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries ("the Company") as of July 31, 1992 and the related consolidated statements of operations, stockholders' equity and cash flows for the one month then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of July 31, 1992 and the results of their operations and their cash flows for the one month then ended in conformity with generally accepted accounting principles.

     As discussed in Note 8, the Company held an investment in a mortgage note receivable from certain entities with a face value of $100,890,000 that is valued at $25,000,000 at July 31, 1992. The realization of this investment is dependent primarily on the ability of the Company to recover such amount pursuant to the personal guarantees provided by two individuals who control the entities that are the obligors under the mortgage note and own the hotel properties that serve as the underlying collateral for the note. The Company has commenced a legal action to recover pursuant to such guarantees; however, the financial statements do not include any adjustments that might result from the outcome of this matter.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Roseland, New Jersey
March 10, 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Prime Motor Inns, Inc. (Debtor-in-Possession)

     We have audited the consolidated balance sheet of Prime Motor Inns, Inc. and Subsidiaries (Debtors-in-Possession) as of June 30, 1992, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 1992 and 1991. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules for the years ended June 30, 1992 and 1991. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Motor Inns, Inc. and Subsidiaries (Debtors-in-Possession) as of June 30, 1992, and their results of operations and cash flows for the years ended June 30, 1992 and 1991, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the years ended June 30, 1992 and 1991.

     As discussed in Note 8, the Company held an investment in a mortgage note receivable from certain entities with a face value of $100,890,000 that had been written down to $30,000,000 at June 30, 1992. The realization of the carrying value is dependent primarily on the ability of the Company to recover such amount pursuant to the personal guarantees provided by the two individuals who control the entities that are the obligors under the mortgage note and the owners of the hotel properties that serve as the underlying collateral for the loan. The Company has commenced a legal action to recover pursuant to such guarantees; however, the outcome of this action is not presently determinable.

     As discussed in Note 12, the Company has reflected pre-petition and certain post-petition claims in the consolidated balance sheet as of June 30, 1992 as liabilities subject to compromise based on its estimate of the aggregate amount that will ultimately be allowable for settlement upon consummation of the plan of reorganization; however, the aggregate amount claimed by creditors is substantially in excess of the liability recorded by the Company. The actual aggregate amount of allowable pre and post-petition claims cannot presently be determined.

     As discussed in Note 15, the Company and certain of its present and former officers and directors are defendants in certain consolidated class action complaints alleging federal securities law violations and other claims. The ultimate outcome of such litigation cannot presently be determined.

     The eventual outcome of the matters discussed in the three preceding paragraphs is not presently determinable and the consolidated financial statements as of June 30, 1992 and for the years ended June 30, 1992 and 1991 do not include any adjustments relating to the resolution of those uncertainties.

     As discussed in Note 2, the Company's plan of reorganization became effective on July 31, 1992, and it will implement the guidance as to the accounting for entities emerging from Chapter 11 set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("Fresh Start Reporting") as of that date. The Company has not presently determined the amounts that will be recorded under Fresh Start Reporting. However, the implementation of Fresh Start Reporting as a result of the Company's emergence from Chapter 11 will materially change the amounts reported in consolidated financial statements as of and for periods ending subsequent to July 31, 1992. As a result of the reorganization and the implementation of Fresh Start Reporting, assets and liabilities will be recorded at fair values and outstanding obligations relating to the claims of creditors will be discharged primarily in exchange for cash, new indebtedness and equity. The accompanying consolidated financial statements as of June 30, 1992 and for the years ended June 30, 1992 and 1991 do not give effect to any adjustments that will be made as a result of the Company's reorganization and emergence from Chapter 11.

                                          J.H. COHN & CO.

Roseland, New Jersey
September 24, 1992

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

     FRESH START REPORTING WAS IMPLEMENTED AND THE PURCHASE METHOD OF ACCOUNTING WAS APPLIED TO RECORD THE FAIR VALUE OF ASSETS AND ASSUMED LIABILITIES OF THE REORGANIZED COMPANY AT JULY 31, 1992. ACCORDINGLY, THE ACCOMPANYING BALANCE SHEET AS OF JULY 31, 1992 IS NOT COMPARABLE IN ALL MATERIAL RESPECTS TO SUCH STATEMENT AS OF ANY DATE PRIOR TO JULY 31, 1992 SINCE THE BALANCE SHEET IS THAT OF A NEW ENTITY.

                                                                         JULY 31,     JUNE 30,
                                                                           1992         1992
                                                                         --------     --------
                                ASSETS
Current assets:
  Cash and cash equivalents...........................................   $ 39,493     $ 60,142
  Restricted cash.....................................................     22,835           --
  Accounts receivable, net of reserves................................      9,115        7,962
  Current portion of mortgages and other notes receivable.............     48,006       63,506
  Other current assets................................................      4,254        1,895
                                                                         --------     --------
          Total current assets........................................    123,703      133,505
Restricted cash.......................................................      1,232       43,947
Property, equipment and leasehold improvements, net of accumulated
  depreciation and reserves...........................................    160,417      179,472
Mortgages and other notes receivable, net of current portion,
  writedowns and valuation reserves...................................    178,543      194,443
Other assets..........................................................      4,755        2,751
                                                                         --------     --------
          TOTAL ASSETS................................................   $468,650     $554,118
                                                                         --------     --------
                                                                         --------     --------
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Notes payable.......................................................   $  5,971     $  5,971
  Current portion of long-term debt...................................     61,917           81
  Other current liabilities...........................................     31,136       25,944
                                                                         --------     --------
          Total current liabilities...................................     99,024       31,996
Long-term debt, net of current portion................................    204,438        8,921
Deferred income.......................................................         --       36,243
Other liabilities.....................................................     29,588           --
                                                                         --------     --------
          Total liabilities not subject to compromise.................    333,050       77,160
Liabilities subject to compromise.....................................         --      706,250
                                                                         --------     --------
          Total liabilities...........................................    333,050      783,410
                                                                         --------     --------
Commitments and contingencies
Stockholders' equity (deficiency):
  Preferred stock, par value $1.00 per share; 5,000,000 shares
     authorized; none issued; cancelled July 31, 1992.................         --           --
  Preferred stock, par value $.10 per share; 20,000,000 shares
     authorized; none issued..........................................         --           --
  Common stock; par value $.05 per share; 100,000,000 shares
     authorized; 33,662,334 shares issued; cancelled July 31, 1992....         --        1,683
  Common stock, par value $.01 per share; 50,000,000 shares
     authorized; 33,000,000 shares issued and outstanding.............        330           --
  Capital in excess of par value......................................    135,270      311,355
  Retained earnings (accumulated deficit).............................         --     (539,125)
  Treasury stock, 634,535 shares at cost; cancelled July 31, 1992.....         --       (3,205)
                                                                         --------     --------
          Total stockholders' equity (deficiency).....................    135,600     (229,292)
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).....   $468,650     $554,118
                                                                         --------     --------
                                                                         --------     --------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            ONE
                                                           MONTH
                                                           ENDED         YEARS ENDED JUNE 30,
                                                          JULY 31,      -----------------------
                                                            1992          1992          1991
                                                          --------      --------      ---------
Revenues:
  Rooms.................................................  $  5,133      $ 75,082      $ 121,902
  Food and beverage.....................................       693        20,841         37,923
  Management and other fees.............................       785        11,031          8,833
  Interest and dividend income..........................     1,949        24,127         31,115
  Other.................................................       233         3,109          5,926
                                                          --------      --------      ---------
          Total revenues................................     8,793       134,190        205,699
                                                          --------      --------      ---------
Costs and expenses:
  Direct operating expenses:
     Rooms..............................................     1,421        21,692         29,326
     Food and beverage..................................       681        17,082         31,132
  Other operating and general expenses..................     4,302        65,184        129,980
  Depreciation and amortization.........................       680         7,635          8,887
  Interest (contractual interest of $3,079 for July
     1992, $36,252 for fiscal 1992 and $44,582 for
     fiscal 1991).......................................       779         8,245         19,331
  Valuation writedowns and reserves.....................    13,000        62,123         59,149
  Loss on sale of securities............................        --            --          6,695
                                                          --------      --------      ---------
          Total costs and expenses......................    20,863       181,961        284,500
                                                          --------      --------      ---------
Loss before reorganization items, income taxes,
  discontinued operations and extraordinary items.......   (12,070)      (47,771)       (78,801)
Reorganization items....................................     1,796       (23,194)      (181,655)
                                                          --------      --------      ---------
Loss before income taxes, discontinued operations and
  extraordinary items...................................   (10,274)      (70,965)      (260,456)
Provision (credit) for income taxes.....................        --         1,000        (14,346)
                                                          --------      --------      ---------
Loss before discontinued operations and extraordinary
  items.................................................   (10,274)      (71,965)      (246,110)
Discontinued operations:
  Gain on disposal of franchise segment, net of income
     taxes of $5,300....................................        --            --         18,922
                                                          --------      --------      ---------
Loss before extraordinary items.........................   (10,274)      (71,965)      (227,188)
Extraordinary items:
Gain on discharge of indebtedness.......................   249,600            --             --
                                                          --------      --------      ---------
Net income (loss).......................................  $239,326      $(71,965)     $(227,188)
                                                          --------      --------      ---------
                                                          --------      --------      ---------
Income (loss) per common share:
  Primary:
     Continuing operations..............................  $   (.31)     $  (2.18)     $   (7.45)
     Discontinued operations............................        --            --            .57
     Extraordinary items................................      7.56            --             --
                                                          --------      --------      ---------
Net income (loss).......................................  $   7.25      $  (2.18)     $   (6.88)
                                                          --------      --------      ---------
                                                          --------      --------      ---------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               NET
                                                                            UNREALIZED
                                                     CAPITAL                 LOSS ON
                                                       IN       RETAINED   NON-CURRENT                        TOTAL
                                COMMON STOCK         EXCESS     EARNINGS    MARKETABLE    TREASURY STOCK   STOCKHOLDERS'
                            ---------------------    OF PAR   ACCUMULATED     EQUITY    ------------------    EQUITY
                              SHARES      AMOUNT      VALUE     DEFICIT)    SECURITIES  SHARES    AMOUNT   (DEFICIENCY)
                            -----------   -------   ---------   ---------    -------   --------   -------   ---------
Balance June 30, 1990......  33,662,334   $ 1,683   $ 311,355   $(239,972)   $(3,180)  (634,535)  $(3,205)  $  66,681
Net realized loss..........          --        --          --          --      3,180         --        --       3,180
Net loss...................          --        --          --    (227,188)        --         --        --    (227,188)
                            -----------   -------   ---------   ---------    -------   --------   -------   ---------
Balance June 30, 1991......  33,662,334     1,683     311,355    (467,160)        --   (634,535)   (3,205)   (157,327)
Net loss...................          --        --          --     (71,965)        --         --        --     (71,965)
                            -----------   -------   ---------   ---------    -------   --------   -------   ---------
Balance June 30, 1992......  33,662,334     1,683     311,355    (539,125)        --   (634,535)   (3,205)   (229,292)
Net income.................          --        --          --     239,326         --         --        --     239,326
Cancellation of former
  equity interests in
  connection with emergence
  from bankruptcy.......... (33,662,334)   (1,683)   (311,355)         --         --    634,535     3,205    (309,833)
Issuance of new equity
  interests in connection
  with emergence from
  bankruptcy...............  33,000,000       330     135,270          --         --         --        --     135,600
Elimination of accumulated
  deficit in connection
  with emergence from
  bankruptcy...............          --        --          --     299,799         --         --        --     299,799
                            -----------   -------   ---------   ---------    -------   --------   -------   ---------
Balance July 31, 1992......  33,000,000   $   330   $ 135,270   $      --    $    --         --   $    --   $ 135,600
                            -----------   -------   ---------   ---------    -------   --------   -------   ---------
                            -----------   -------   ---------   ---------    -------   --------   -------   ---------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             ONE MONTH
                                                              ENDED        YEARS ENDED JUNE 30,
                                                             JULY 31,     ----------------------
                                                               1992         1992         1991
                                                             --------     --------     ---------
Cash flows from operating activities:
  Net income (loss).......................................   $239,326     $(71,965)    $(227,188)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities before
     reorganization items:
     Depreciation and amortization........................        680        7,635         8,887
     Valuation writedowns and reserves....................     13,000       62,123        59,149
     Loss on sale of securities...........................         --           --         6,695
     Provisions for lease rejection damages, guarantees of
       third party debt and other bankruptcy related
       claims.............................................         --        6,017       141,912
     Loss on disposal of assets...........................         --        2,307        18,963
     Write-off of assets in connection with bankruptcy....         --           --        11,833
     Reorganization items.................................        604        9,072         8,947
     Gain on sale of discontinued operations..............         --           --       (24,222)
     Gain on discharge of indebtedness....................   (249,600)          --            --
     Increase (decrease) from changes in other operating
       assets and liabilities:
       Accounts receivable................................     (1,153)       2,200         2,740
       Tax refund receivable..............................         --       30,874        29,322
       Other operating assets.............................     (2,359)       5,075         5,413
       Other operating liabilities........................     (4,857)      (5,797)       20,262
       Deferred income....................................         --           --        (1,930)
                                                             --------     --------     ---------
          Net cash provided by (used in) operating
            activities before reorganization items........     (4,359)      47,541        60,783
                                                             --------     --------     ---------
Reorganization items:
  Interest earned on accumulated cash resulting from
     Chapter 11 proceedings...............................        298        4,427         2,950
  Decrease in liabilities subject to compromise...........       (677)     (17,183)           --
  Professional fees and other expenses for services
     rendered in connection with Chapter 11 proceedings...       (902)     (13,499)      (11,897)
                                                             --------     --------     ---------
          Net cash used in reorganization activities......     (1,281)     (26,255)       (8,947)
                                                             --------     --------     ---------
          Net cash provided by (used in) operating
            activities....................................     (5,640)      21,286        51,836
                                                             --------     --------     ---------
Cash flows from investing activities:
  Proceeds from mortgages and other notes receivable......        (70)      10,160        11,238
  Disbursements for mortgages and other notes
     receivable...........................................         --          (42)       (2,571)
  Sale of property, net...................................         --        4,168        11,270
  Purchases of property, equipment and leasehold
     improvements.........................................       (692)     (14,141)      (21,913)
  Sales of marketable investment securities...............         --           --         9,997
  Additions to restricted cash............................         --       (5,746)      (13,708)
  Decrease in restricted cash.............................     19,880           --            --
  Proceeds from sale of discontinued operations, net......         --           --       182,850
  Increase (decrease) in net assets of discontinued
     operations and other assets..........................        196           --          (178)
                                                             --------     --------     ---------
          Net cash provided by (used in) investing
            activities....................................     19,314       (5,601)      176,985
                                                             --------     --------     ---------
Cash flows from financing activities:
  Proceeds from notes payable and long-term debt..........         --        9,613        11,917
  Payments of notes payable and long-term debt............    (34,323)     (25,905)     (201,953)
                                                             --------     --------     ---------
          Net cash used in financing activities...........    (34,323)     (16,292)     (190,036)
                                                             --------     --------     ---------
Net increase (decrease) in cash and cash equivalents          (20,649)        (607)       38,785
Cash and cash equivalents at beginning of period..........     60,142       60,749        21,964
                                                             --------     --------     ---------
Cash and cash equivalents at end of period................   $ 39,493     $ 60,142     $  60,749
                                                             --------     --------     ---------
                                                             --------     --------     ---------

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991

NOTE 1 -- REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     Prime Hospitality Corp. became the successor corporation to Prime Motor Inns, Inc. on July 31, 1992. As used herein, the "Company" refers to Prime Hospitality Corp. and subsidiaries, "PMI" refers to Prime Motor Inns, Inc. and subsidiaries and "Prime Motor Inns" refers to Prime Motor Inns, Inc., the parent company only. The accompanying consolidated financial statements and notes thereto reflect the activities of the Company as of and subsequent to July 31, 1992 and PMI prior to July 31, 1992.

     On September 18, 1990, Prime Motor Inns (predecessor to and former parent of the Company) and fifty of its subsidiaries (together with Prime Motor Inns, the "Debtors") filed voluntary petitions under title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court, Southern District of Florida, Miami Division (the "Bankruptcy Court") and began operating as Debtors-In-Possession.

     On September 23, 1991, the Debtors filed their Joint Plan of Reorganization. The Debtors filed their Disclosure Statement for Debtors' Amended Joint Plan of Reorganization and their Amended Joint Plan of Reorganization on November 15, 1991. These plans and the disclosure statement were further amended and restated by the Disclosure Statement and the Second Amended Joint Plan of Reorganization of the Debtors dated January 16, 1992 (the "Plan"). The Plan was confirmed by the Bankruptcy Court on April 6, 1992.

     On July 31, 1992 (the "Effective Date"), the Debtors consummated the Plan and emerged from bankruptcy. On the Effective Date, Prime Motor Inns merged with and into the Company, which had been a wholly-owned subsidiary of Prime Motor Inns. The Company was the surviving corporation in the merger. In addition, certain of the Debtors and other subsidiaries of Prime Motor Inns that did not file petitions under Chapter 11 merged, consolidated or contributed substantially all of their assets to the Company or subsidiaries of the Company.

     On the Effective Date, the Company assumed the obligations of each combining Debtor under the Plan. The Company has distributed Secured Notes and Restructured Notes and is in the process of distributing cash, Tax Notes, Common Stock and Warrants in settlement of pre-petition claims and interests as such claims and interests are processed and settled.

     The American Institute of Certified Public Accountants has issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which provides guidance for financial reporting by Chapter 11 debtors during and following their Chapter 11 cases. The accompanying historical consolidated financial statements of PMI for the period from September 18, 1990 to the Effective Date have been prepared in accordance with SOP 90-7 on the following basis:

        - Liabilities subject to compromise are segregated.

        - Transactions and events directly associated with the reorganization proceedings are reported separately.

        - Interest expense is reported only to the extent it will be paid.

     Also pursuant to SOP 90-7, the Company implemented Fresh Start Reporting (hereinafter defined) upon the emergence of the Debtors from bankruptcy as of the Effective Date (see Note 2).

NOTE 2 -- FRESH START REPORTING

     SOP 90-7 provides for the implementation of Fresh Start Reporting upon the emergence of debtors from bankruptcy if the reorganization value (the approximate fair value) of the assets of the emerging entity immediately prior to emergence is less than the total of all post-petition liabilities and allowed pre-petition claims, and if the holders of existing voting shares immediately before the emergence from bankruptcy receive less than 50% of the voting shares of the emerging entity. A Fresh Start balance sheet reflects assets at their

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

estimated fair value upon the emergence from bankruptcy and liabilities, other than deferred taxes, at the present value of amounts to be paid determined at appropriate current interest rates. The Company met the criteria for implementation of, and implemented Fresh Start Reporting as of the Effective Date.

     Under Fresh Start Reporting, the consolidated balance sheet as of July 31, 1992 became the opening consolidated balance sheet of the Company. Since Fresh Start Reporting has been reflected in the accompanying consolidated balance sheet as of July 31, 1992, this consolidated balance sheet is not comparable in all material respects to any such financial statements as of any prior date or for any period prior to July 31, 1992, since the consolidated balance sheet as of July 31, 1992 is that of a new entity.

     The estimated reorganization value (the approximate fair value) of the assets of the emerging entity was determined by consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios believed by management to be representative of the Company's business and industry.

     Reorganization liabilities, consisting of Tax Notes, Restructured and Reinstated Notes, Senior Secured Notes and Junior Secured Notes distributed as of the Effective Date, have been recorded based on face values, which approximate the present values of amounts to be paid determined at appropriate current interest rates. Common Stock has been valued at the excess of the fair value of identifiable assets of the Company over the present value of liabilities.

     Other current liabilities, consisting of those arising from post-petition operating and other expenses not paid as of the Effective Date and obligations arising from certain loans to finance construction, will be paid in full under their original terms and have been presented in the following balance sheet at their historical carrying values.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     The effects of consummating the Plan and implementing Fresh Start Reporting are set forth on PMI's historical consolidated balance sheet as of July 31, 1992 as follows:

                     CONSOLIDATED FRESH START BALANCE SHEET

                              AS OF JULY 31, 1992
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              ADJUSTMENTS TO RECORD PLAN
                                  ---------------------------------------------------      FRESH
                                  HISTORICAL                                               START
                                  BALANCE                                                 BALANCE
                                   SHEET                      EXCHANGE        FRESH        SHEET
                                  7/31/92    DISTRIBUTIONS    OF STOCK        START       7/31/92
                                  --------     ---------      ---------     ---------     --------
                                              ASSETS
Current assets:
  Cash and cash equivalents...... $ 39,500     $      --      $      --     $      --     $ 39,500
  Restricted cash................   27,800        (5,000)(a)         --            --       22,800
  Accounts receivable, net.......    9,100            --             --            --        9,100
  Current portion of mortgages
     and other notes
     receivable..................   64,000       (16,000)(b)         --            --       48,000
  Other current assets...........    4,300            --             --            --        4,300
                                  --------     ---------      ---------     ---------     --------
                                   144,700       (21,000)            --            --      123,700
Restricted cash..................   35,000       (33,800)(a)         --            --        1,200
Property, equipment and leasehold
  improvements, net..............  179,400        (3,400)(b)         --       (15,600)(f)  160,400
Mortgages and other notes
  receivable, net................  180,600        (9,300)(b)         --         7,200(f)   178,500
Other assets.....................    2,500            --             --         2,300(f)     4,800
                                  --------     ---------      ---------     ---------     --------
          TOTAL ASSETS........... $542,200     $ (67,500)     $      --     $  (6,100)    $468,600
                                  --------     ---------      ---------     ---------     --------
                                  --------     ---------      ---------     ---------     --------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

                     CONSOLIDATED FRESH START BALANCE SHEET

                              AS OF JULY 31, 1992
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              ADJUSTMENTS TO RECORD PLAN
                                  ---------------------------------------------------      FRESH
                                  HISTORICAL                                               START
                                  BALANCE                                                 BALANCE
                                   SHEET                      EXCHANGE        FRESH        SHEET
                                  7/31/92    DISTRIBUTIONS    OF STOCK        START       7/31/92
                                  --------     ---------      ---------     ---------     --------
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Notes payable and current
     portion of long-term debt... $  6,100     $  61,800(c)   $      --     $      --     $ 67,900
  Other current liabilities......   24,600        (3,800)(a)         --        10,300(f)    31,100
                                  --------     ---------      ---------     ---------     --------
          Total current
            liabilities..........   30,700        58,000             --        10,300       99,000
Long-term debt, net of current
  portion........................    8,900       195,500(c)          --            --      204,400
Deferred income..................   36,200            --             --       (36,200)(f)       --
Other liabilities................       --         2,600(c)          --        27,000(f)    29,600
                                  --------     ---------      ---------     ---------     --------
       Total liabilities not
          subject to
          compromise.............   75,800       256,100             --         1,100      333,000
Liabilities subject to
  compromise.....................  706,000       (35,000)(a)         --            --           --
                                                 (28,700)(b)
                                                (266,400)(c)
                                                (375,900)(d)
                                  --------     ---------      ---------     ---------     --------
       Total liabilities.........  781,800      (449,900)            --         1,100      333,000
                                  --------     ---------      ---------     ---------     --------
Stockholders' equity
  (deficiency):
  Common stock (33,000,000 shares
     issued; $0.05 par value)
     (old).......................    1,700            --         (1,700)(e)        --           --
  Capital in excess of par value
     (old).......................  311,300            --       (311,300)(e)        --           --
  Common stock (33,000,000 shares
     issued and outstanding;
     $0.01 par value) (new).......      --           300(d)                        --(e)       300
Capital in excess of par value
  (new)..........................       --       132,500(d)     309,800(e)   (307,000)(e)  135,300
Retained earnings (accumulated
  deficit)....................... (549,400)        6,500(c)          --       299,800(f)        --
                                                 243,100(d)
Treasury stock...................   (3,200)           --          3,200(a)         --           --
                                  --------     ---------      ---------     ---------     --------
       Total stockholders' equity
          (deficiency)........... (239,600)      382,400             --        (7,200)     136,600
                                  --------     ---------      ---------     ---------     --------
       TOTAL LIABILITIES
          AND STOCKHOLDERS'
          EQUITY (DEFICIENCY).... $542,200     $ (67,500)     $      --     $  (6,100)    $468,600
                                  --------     ---------      ---------     ---------     --------
                                  --------     ---------      ---------     ---------     --------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

                NOTES TO CONSOLIDATED FRESH START BALANCE SHEET

 (a) Reflects cash payments of $38,800,000 to creditors on or after the Effective Date in accordance with the terms of the Plan.

 (b) Represents mortgage notes, other notes receivable and property, which are offset against creditor claims on the Effective Date in accordance with the terms of the Plan.

 (c) Represents long-term debt in the principal amount of $257,300,000 distributed to creditors on or after the Effective Date in accordance with the terms of the Plan and the recognition of $6,500,000 of related gain on discharge of indebtedness. As part of the Plan, the Company distributed approximately $1,400,000 of Tax Notes, approximately $94,600,000 of Restructured and Reinstated Notes, approximately $91,300,000 of Senior Secured Notes and approximately $70,000,000 of Junior Secured Notes. Additionally, approximately $15,000,000 of construction financing related to hotel property development outstanding prior to consummation will be paid based on original terms.

 (d) Represents 32,300,000 shares of Common Stock with an estimated fair value of $132,800,000, which will be distributed to creditors on or after the Effective Date in accordance with the terms of the Plan and the recognition of $249,600,000 of related gain on discharge of indebtedness.

 (e) Represents 700,000 shares of Common Stock with an estimated fair value of $2,800,000, which was exchanged for all of the shares of Prime's old common stock outstanding on the Effective Date.

 (f) Represents adjustments to: record at fair value operating property, equipment and leasehold improvements, certain mortgages and other notes receivable and certain other assets and related liabilities; eliminate deferred income; and eliminate accumulated deficit in accordance with the provisions of SOP 90-7 for Fresh Start Reporting.

     The gain on discharge of indebtedness of $249,600,000 has been presented as an "Extraordinary Item" in the accompanying consolidated statement of operations for the one month ended July 31, 1992.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies used by the Company and PMI in the preparation of the accompanying consolidated financial statements follows:

  Business activities

     The Company focuses on three types of business activities: operation of owned and leased hotel properties; management services provided to hotel properties owned by third parties; and management of its portfolio of mortgages, notes and other financial assets. The Company retains all the revenues and pays all the expenses with respect to the owned and leased hotel properties. The Company derives management fees from the hotel properties it manages based on a fixed percentage of gross revenues, fees for services rendered and performance-related incentive payments. The Company's portfolio of mortgages, notes and other assets primarily are associated with hotel properties currently managed or formerly owned by the Company and PMI.

     The majority of the Company's hotel properties are moderately priced hotels comprised of 100 to 150 rooms primarily located in the Northeast and Florida, which are designed to attract business and leisure travelers desiring quality accommodations at affordable prices. The Company operates or manages many of the restaurants and cocktail lounges at its full service hotels. Its limited service hotels, such as Wellesley Inns and AmeriSuite hotels, generally do not have restaurants or cocktail lounges.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     Most of the hotel properties are operated or managed by the Company in accordance with franchise agreements with national hotel chains, including Howard Johnson, Ramada, Marriott, Holiday Inn, Sheraton, Days Inn and Radisson. Additionally, the Company operates or manages the Wellesley hotel properties under its trademark "Wellesley Inns." The Company owns the trademark "AmeriSuites", and all of these hotel properties are managed for the Company by a related party.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and PMI and all of their majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Cash equivalents

     Cash equivalents are highly liquid unrestricted investments with a maturity of three months or less when acquired.

  Restricted cash

     Restricted cash consists primarily of highly liquid investments that serve as collateral for debt obligations included in liabilities subject to compromise and is classified as either short-term or long-term depending on the date the obligation is due.

  Mortgages and other notes receivable

     Mortgages and other notes receivable are reflected at the lower of face or market value at July 31, 1992. Generally, the carrying amount of the portfolio of mortgages and other notes receivable is reduced through write-offs and by maintaining an aggregate loan valuation reserve at a level that, in the opinion of management, is adequate to absorb potential losses in the portfolio. To determine the appropriate level for the loan valuation reserve, management evaluates various factors including: general and regional economic conditions; the credit worthiness of the borrower; the nature and level of any delinquencies in the payment of principal or interest; and the adequacy of the collateral. Interest on delinquent loans (including impaired loans that have required writedowns or specific reserves) is only recognized when cash is received. The amount of interest income recognized on mortgages and other notes receivable is generally based on the loan's effective interest rate and adjusted carrying value of the note.

  Property, equipment and leasehold improvements

     Property, equipment and leasehold improvements that the Company intends to continue to operate are stated at cost less accumulated depreciation and amortization at June 30, 1992 and 1991 and at fair market value as of July 31, 1992. Provision is made for depreciation and amortization using the straightline method over the estimated useful lives of the assets.

     The Company intends to sell or otherwise dispose of those remaining operating and non-operating properties that have generated losses or insufficient returns on investment. Properties identified for disposal are stated at their estimated net realizable value through valuation reserves or writedowns.

  Income recognition on property sales and deferred income

     Income is generally recognized when properties used in the hotel business are sold. However, income is deferred and recognized under installment or other appropriate methods when collectibility of the sales price is

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

not reasonably assured or other criteria for immediate profit recognition under generally accepted accounting principles are not satisfied. Gains from sales of properties under sale and leaseback transactions that are generally deferred pursuant to applicable accounting rules are amortized over the lives of the related leases. Gains from sales of properties and certain other assets acquired through business combinations accounted for as purchases are generally offset against the carrying value of the remaining purchased assets if the sale takes place within the allocation period (generally a period of one year or less) following the purchase.

  Construction income recognition and deferred income

     Revenues under long-term construction contracts are generally recognized under the percentage-of-completion method and include a portion of the earnings expected to be realized on the contract in the ratio of costs incurred to estimated total costs. Under certain circumstances, the recognition of income is deferred until continuing involvement, in the form of operating guarantees made to the owners of the hotel property subject to the contract, has expired.

  Income taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. PMI adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes, "by applying FAS 109 to its consolidated financial statements commencing July 1, 1991. PMI used the "deferred method" of accounting for income taxes through June 30, 1991. Adoption of FAS 109 did not have a material effect on the consolidated financial statements. Deferred taxes have not been provided as of July 31, 1992 and June 30, 1992 due to the availability of significant net operating loss carryforwards and the uncertainty surrounding the ultimate realization of the future benefits, if any, to be derived from the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

  Income (loss) per common share

     Primary net income (loss) per common share is computed based on the weighted-average number of common shares and common share equivalents (stock options) outstanding during each year. The weighted-average number of common shares and common share equivalents used in computing primary net income (loss) per share was 33,028,000 for the month ended July 31, 1992 and the years ended June 30, 1992 and 1991. Fully diluted net income (loss) per common share includes, when dilutive, the effects of the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 6 5/8% convertible subordinated debentures due 2011 and the 7% convertible subordinated debentures due 2013 (collectively, the "Debentures"). The Debentures are included in the consolidated balance sheets as of June 30, 1992 and 1991 as liabilities subject to compromise. The effects of assuming the conversion of the Debentures were not dilutive in each of the two years in the period ended June 30, 1992, and for the one month ended July 31, 1992.

  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements to conform them to the July 31, 1992 classifications.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

     In December 1989, PMI consummated its agreement with New World Development Co. Ltd. ("New World") to participate with and assist New World in its acquisition of the hotel business of Ramada, Inc.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

("Ramada"). Under the agreement, PMI loaned approximately $58,000,000 to New World (see Note 8) and acquired certain real estate, notes receivable, the Rodeway International Franchise System ("Rodeway") and certain other assets, and assumed certain liabilities, for aggregate cash consideration of approximately $54,000,000 plus closing adjustments. Such assets were sold in fiscal 1991 (see
Note 5). PMI entered into a license agreement to operate the domestic Ramada franchise system and agreed to indemnify New World for certain potential tax liabilities associated with the license. The potential tax liabilities to New World, and all other claims by New World and PMI against each other, were settled on August 4, 1992 (see Note 8).

NOTE 5 -- DISCONTINUED OPERATIONS

     On July 2, 1990, PMI consummated the sale of its Howard Johnson and Ramada franchise businesses (the "franchise segment") to an affiliate of Blackstone Capital Partners, L.P. for $170,000,000 in cash. On July 5, 1990, PMI sold its Rodeway franchise business and two Rodeway hotel properties to Manor Care, Inc. for $14,900,000 in cash. As a result, PMI effectively discontinued the operations of its franchise segment as of July 1, 1990. The gain on sale of the discontinued segment has been shown separately in the accompanying 1991 consolidated statement of operations, net of the related state income tax provision.

NOTE 6 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of the following (in thousands):

                                                                 JULY 31,      JUNE 30,
                                                                   1992         1992
                                                                  -------      -------
        Cash....................................................  $10,479      $ 1,744
        Commercial paper and other cash equivalents.............   29,014       58,398
                                                                  -------      -------
                  Totals........................................  $39,493      $60,142
                                                                  -------      -------
                                                                  -------      -------

NOTE 7 -- RESTRICTED CASH -- LONG TERM

     Restricted cash consists of cash in bank of $360,000 and commercial paper of $872,000 at July 31, 1992. At June 30, 1992, restricted cash consists primarily of commercial paper of $43,947,000.

NOTE 8 -- MORTGAGES AND OTHER NOTES RECEIVABLE

     Mortgages and other notes receivable are comprised of the following and are stated at face value, net of writedowns and valuation reserves as of June 30, 1992. As of July 31, 1992, these assets have been valued at their fair market value (in thousands):

                                                                     JULY 31,     JUNE 30,
                                                                       1992         1992
                                                                     --------     --------
    Frenchman's Reef resort hotel(a)...............................  $ 50,000     $ 78,996
    Rose and Cohen entities(b).....................................    25,000      100,890
    FCD and Servico(c).............................................    19,756       29,899
    New World(d)...................................................    42,000       58,000
    Properties managed by the Company(e)...........................    70,089      198,441
    Other(f).......................................................    19,704       52,308
                                                                     --------     --------
              Totals...............................................   226,549      518,534
    Less writedowns and valuation reserves.........................        --      260,585
                                                                     --------     --------
              Totals...............................................   226,549      257,949
    Less current portion...........................................    48,006       63,506
                                                                     --------     --------
    Long-term portion..............................................  $178,543     $194,443
                                                                     --------     --------
                                                                     --------     --------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

- ---------------

(a) The mortgage notes are secured by the Frenchman's Reef resort hotel, which is managed by the Company, and consist of first and second mortgages with face values of $53,383,000 and $25,613,000, respectively, with final scheduled principal payments of $51,976,000 and $25,613,000 due on July 31, 1995. The notes bear interest at a stated rate of 13%. Interest and principal payments on the first mortgage are payable in monthly installments. Interest and scheduled principal payments on the second mortgage note are payable only to the extent of available cash flow, as defined, with any unpaid interest due at maturity. Based on a valuation of the property, PMI wrote down the second mortgage to $11,400,000 as of June 30, 1990 and discontinued the accrual of interest. As a result of the continuing decline in economic conditions and operating cash flows, the balance of the second mortgage was written off in fiscal 1992. In connection with the adoption of Fresh Start Reporting at July 31, 1992, the Company has valued these notes at $50,000,000.

     During the one month ended July 31, 1992, the Company recognized $345,000 of interest income on these notes (an effective rate of approximately 8.3%), based on the current levels of cash flows generated from the property available to service the notes. The Company is in the process of renegotiating the terms of these notes based on the current level of cash flow generated by the property.

(b) From 1988 through 1990, PMI loaned entities controlled by Allan Rose and Arthur Cohen (the "Rose and Cohen entities"), who at such time were significant Howard Johnson franchisees, an aggregate of $100,890,000 fully secured initially by property and/or personal guarantees. PMI was committed to make additional loans, also on a fully secured basis, to the Rose and Cohen entities of up to an aggregate of $130,000,000 if values of, and/or revenues generated by, certain hotel properties controlled by the Rose and Cohen entities attained specified levels. PMI was to receive a minimum annual return of 10% on all loans made to the Rose and Cohen entities and a maximum return of 20%. All loans and unpaid interest are payable on December 31, 1997.

     Due to the decline in value of the hotel properties pledged as collateral for the loan and the continuing decline in the hotel real estate market, PMI discontinued funding additional loans in fiscal 1990. Further, based on PMI's estimate of the value of the collateral and the personal guarantees of Rose and Cohen and discussions related to the possible early payment of the loan, PMI wrote down the loan to $50,000,000 as of June 30, 1990 and discontinued the accrual of interest.

     In 1992, certain of the Rose and Cohen entities owning a portion of the collateral that secures the loans filed for Chapter 11 protection in the United States Bankruptcy Court, Southern District of New York. Also during 1992, the Company commenced an adversary proceeding against Rose and Cohen. The complaint seeks to recover jointly and severally on the personal guarantees of $50,000,000 given by Rose and Cohen as part of the loan agreement. As a result of further evaluation of the collateral and the personal guarantees, PMI wrote down the loan to $30,000,000 as of June 30, 1992 and $25,000,000 as of July 31, 1992.

(c) In April 1989, PMI loaned FCD Hospitality, Inc. ("FCD"), an unaffiliated company, approximately $74,000,000 in cash for the purpose of financing FCD's acquisition of the outstanding common stock of Servico, Inc. ("Servico"), an operator of hotels. The loan was secured by the common stock of Servico, FCD and certain FCD affiliates, and was originally due prior to June 30, 1990. Interest was due at the prime rate plus 1%. PMI also entered into an agreement with FCD pursuant to which PMI would provide management consulting services for approximately $63,000,000 through June 1990. Additionally, in April 1989, PMI purchased approximately $80,000,000 of Servico's outstanding 12 1/4% subordinated notes due April 15, 1997 for approximately $64,000,000 (80% of par value).

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     Subsequent to April 1989, PMI entered into certain other transactions including working capital loans and the sale of certain hotels to Servico. Servico also pledged a substantial portion of its hotel properties and mortgage notes receivable on hotel properties as collateral and/or in satisfaction of its commitments on the loan to FCD and the consulting agreement.

     On September 18, 1990, Servico and certain of its subsidiaries filed for Chapter 11 protection. After an extensive valuation and recovery analysis performed by PMI and Servico, PMI agreed to settle all claims and disputes with Servico and FCD in June 1991. Under the terms of the agreement, which was approved by the Bankruptcy Court, the FCD loan, the subordinated notes, loans related to sales of properties and working capital and all accrued interest relating to these notes and loans with a face value of $166,210,000 were forgiven. As part of the settlement, PMI retained ownership of certain mortgage notes receivable with a face value of approximately $30,000,000 that are secured by three hotel properties. The entity that owns one of the properties filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in December 1990. Subsequent to July 31, 1992, the Company has restructured the note receivable to receive payments based on the property's available cash flow.

     Based on the valuation of the mortgage notes on the three properties, PMI wrote down the FCD Loan and Servico notes to $16,757,000 as of June 30, 1990 and discontinued the accrual of interest. In connection with the adoption of Fresh Start Reporting, the Company has valued the notes at $19,756,000 at July 31, 1992.

(d) In connection with the Ramada acquisition in December 1989, PMI agreed to loan New World $58,000,000 (see Note 4). Interest was payable quarterly at a rate of 11%. Principal was to be paid in installments beginning in 1995 with a final scheduled payment of $55,499,000 due on March 31, 2005. On August 4, 1992, after extensive negotiation and approval of a settlement by the Bankruptcy Court, the Company collected net proceeds of $42,000,000 plus accrued interest in full satisfaction of the $58,000,000 loan balance offset by liabilities subject to compromise related to the Ramada acquisition with a net carrying value of $16,000,000. The net proceeds were used to prepay a portion of the Senior Secured Notes issued on the Effective Date.

(e) At July 31, 1992, the Company held mortgages and other notes receivable secured by 33 hotel properties operated by the Company under management or lease agreements. These notes currently bear interest at rates ranging from 8.5% to 14% and mature through 2014.

     The mortgages were primarily derived from the sales of hotel properties. Many of these properties had been unable to pay in full the annual debt service required under the terms of the original mortgages. The Company has restructured $33,530,000 of these mortgages to receive the majority of available cash and to receive a participation in the future excess cash flow of such hotel properties. The Company is also in process of restructuring another $9,500,000 of these mortgages.

(f) Other notes receivable bear interest at effective rates ranging from 8% to 12%, mature through 2001 and are secured primarily by hotel properties.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

NOTE 9 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following and are stated at cost (other than properties held for sale) at June 30, 1992 and at fair market value as of July 31, 1992 (in thousands):

                                                           JULY 31,    JUNE 30,     YEARS OF
                                                             1992        1992      USEFUL LIFE
                                                           --------    --------    -----------
    Land and land leased to others........................ $ 24,855    $ 25,963
    Hotels................................................   95,942     116,192      20 to 45
    Furniture, fixtures and autos.........................   16,192      25,346       2 to 10
    Leasehold improvements................................   15,428      13,425       3 to 45
    Property and equipment under capital leases...........       --          93       2 to 33
                                                           --------    --------
                                                            152,417     181,019
                                                           --------    --------
    Properties held for sale, at net realizable value:
      Development properties..............................    8,000      15,544
      Non-core properties.................................       --       7,019
      Properties acquired for resale......................       --         248
                                                           --------    --------
                                                              8,000      22,811
                                                           --------    --------
    Less accumulated depreciation and amortization........       --     (24,358)
                                                           --------    --------
           Totals......................................... $160,417    $179,472
                                                           --------    --------
                                                           --------    --------

     At July 31, 1992, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $12,338,000 pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $8,095,000, of which $3,449,000 is to be received during the five year period ending June 30, 1997.

     Depreciation and amortization expense on property, equipment and leasehold improvements was $569,000, $6,867,000 and $7,867,000, for the one month ended July 31, 1992 and for the years ended June 30, 1992 and 1991, respectively.

     Capitalized interest was $0, $139,000 and $1,000,000 for the one month ended July 31, 1992 and for the years ended June 30, 1992 and 1991, respectively.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

NOTE 10 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of obligations for the following (in thousands):

                                                                        JULY 31,   JUNE 30,
                                                                         1992       1992
                                                                        -------    -------
    Accounts payable................................................... $ 1,801    $ 1,803
    Bankruptcy claims reserve..........................................   6,591         --
    Rent...............................................................     945      1,355
    Interest...........................................................     196      3,824
    Accrued payroll and related benefits...............................   3,385      3,484
    Managed property reserve...........................................   3,333      2,042
    Insurance reserve..................................................     756      1,732
    Professional fees..................................................   6,522      4,798
    Other..............................................................   7,607      6,906
                                                                        -------    -------
         Totals........................................................ $31,136    $25,944
                                                                        -------    -------
                                                                        -------    -------

NOTE 11 -- NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                                        JULY 31,    JUNE 30,
                                                                          1992        1992
                                                                        --------    --------
    Notes payable to related party (a)................................. $  5,706    $  5,706
    Other notes payable (b)............................................      265         265
                                                                        --------    --------
         Totals........................................................ $  5,971    $  5,971
                                                                        --------    --------
                                                                        --------    --------

- ---------------

(a) Notes payable to related party are payable to ShoLodge, Inc. ("ShoLodge"), a company controlled by a director. The notes are secured by three hotel properties with a book value of $17,354,000 that were constructed in 1992 and 1991. Interest is payable monthly at variable rates ranging from the prime interest rate (6% at July 31, 1992) plus 1% to the prime rate plus 2%. One promissory note for $3,000,000 is due in May 1993 and the remainder is due on demand (see Note 22).

(b) Other notes payable are secured by a hotel property. Interest is payable at the prime rate plus 2%. The notes are due in May 1993.

NOTE 12 -- LIABILITIES SUBJECT TO COMPROMISE

     As a result of the Chapter 11 filing (see Note 1), enforcement of certain unsecured claims against the Debtors in existence prior to the petition date were stayed while the Debtors continued business operations as debtors-in-possession. These claims are reflected in the accompanying consolidated balance sheets as of June 30, 1992, as liabilities subject to compromise. Additional unsecured claims classified as liabilities subject to compromise arose subsequent to the Petition Date resulting from rejection of executory contracts, including lease, management and franchise agreements, and from the determination by the Bankruptcy Court (or agreements by the parties in interest) to allow claims for contingencies and other disputed amounts. Enforcement of claims secured against the Debtors' assets ("secured claims") were also stayed although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property, equipment and leasehold improvements and certain mortgages and other notes receivable.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     Creditors have asserted pre-and post-petition claims against the Debtors alleging liabilities of approximately $9 billion plus unliquidated amounts. The Company projects that the claims asserted against the Debtors will be resolved and reduced to an amount that approximates PMI's estimate of $706,250,000 recognized as liabilities subject to compromise as of June 30, 1992. PMI has filed motions objecting to those claims that are: (a) duplicative; (b) superseded by amended claims; (c) erroneously asserted against multiple Debtors;
(d) not obligations of any of the Debtors; or (e) filed after the Bar Date (as hereinafter defined). Additionally, PMI otherwise has disputed a substantial number of the claims asserted against the Debtors and has filed objections to such claims. The Bankruptcy Court established May 15, 1991 (the "Bar Date") as the deadline for filing proofs of claim, except certain specified claims, against the Debtors.

     A significant number of the bankruptcy claims have been resolved. As of March 1, 1993, unresolved bankruptcy claims of approximately $1 billion have been asserted against PMI. Approximately $767 million of these unresolved claims were filed by entities controlled by Allan Rose and Arthur Cohen (see Note 8).

     The Company has disputed a substantial number of these unresolved bankruptcy claims and has filed objections to such claims. In addition, a number of these claims have been resolved with the claimant and are awaiting approval by the Bankruptcy Court.

     The Company believes that substantially all of these claims will be dismissed, disallowed or deemed paid pursuant to the Plan and estimates that unresolved bankruptcy claims will be allowed in the amount of approximately $27 million. These claims will be settled as follows: claims of $18 million will be satisfied through the issuance of Secured Notes, Restructured Notes and Tax Notes; claims of $8 million will be satisfied through the distribution of the Company's Common Stock; and claims of $1 million will be satisfied through cash payments.

     In accordance with SOP 90-7, the July 31, 1992 consolidated financial statements have given full effect to the issuance of these Secured Notes, Restructured Notes and Tax Notes and the distribution of the Company's Common Stock. Liabilities have been provided for the anticipated cash payments.

     PMI's liabilities subject to compromise, stated at management's estimate of the total amount of allowed claims and not at the amounts for which claims will be settled, consist of the following (in thousands):

                                                                                JUNE 30,
                                                                                  1992
                                                                                --------
    Estimated claims:
      Trade accounts payable..................................................  $ 28,858
      Lease rejection damages.................................................    97,856
      Guarantees of third party debt..........................................    30,529
      Other liabilities.......................................................    79,943
                                                                                --------
              Total estimated claims..........................................   237,186
    Long-term debt (Note 13)..................................................   469,064
                                                                                --------
              Total...........................................................  $706,250
                                                                                --------
                                                                                --------

     The amounts listed above may be subject to future adjustments depending on further developments with respect to disputes or unresolved claims. Information as to the terms of the settlement of liabilities subject to compromise under the Plan as of or subsequent to the Effective Date through the distribution of cash, new indebtedness, new equity securities and/or offset against certain assets reflected in the accompanying consolidated balance sheets is set forth in Note 2.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     PMI discontinued accruing interest on certain debt obligations as of the date such obligations were determined to be subject to compromise. Contractual interest not accrued and not reflected as an expense in the consolidated statements of operations, as a result of the Debtors' Chapter 11 filing, amounted to approximately $2,300,000 for the one month ended July 31, 1992 and $28,000,000 and $25,300,000 for the years ended June 30, 1992 and 1991, respectively. Total contractual interest is disclosed in the accompanying consolidated statements of operations.

NOTE 13 -- LONG-TERM DEBT

     As a result of the Chapter 11 filing (see Notes 1 and 12), all long-term obligations of the Debtors in existence prior to the Petition Date were stayed and have been classified as liabilities subject to compromise at June 30, 1992. Long-term debt consists of the following (in thousands):

                                                                     JULY 31,     JUNE 30,
                                                                       1992         1992
                                                                     --------     --------
    Senior secured notes(a)........................................  $ 91,300     $     --
    Junior secured notes(a)........................................    69,999           --
    Tax settlement notes(b)........................................     1,422           --
    Mortgage notes and bonds payable(c)............................    94,639           --
    Construction financing(d)......................................     8,995        9,002
                                                                     --------     --------
              Total debt...........................................   266,355        9,002
    Pre-petition liabilities:
      7% convertible subordinated debentures due 2013(e)...........        --      115,000
      6 5/8% convertible subordinated debentures due 2011(e).......        --      115,000
    Notes payable to banks under bank credit agreement(f):
      Tranche A and B..............................................        --       31,848
      Tranche C....................................................        --       60,000
    Mortgage notes and bonds due through 2008(g)...................        --      143,676
    Other(h).......................................................        --        3,540
                                                                     --------     --------
              Total debt...........................................   266,355      478,066
    Less: Liabilities subject to compromise........................        --      469,064
      Current portion..............................................    61,917           81
                                                                     --------     --------
              Long-term debt.......................................  $204,438     $  8,921
                                                                     --------     --------
                                                                     --------     --------

- ---------------

(a) Pursuant to the Plan, the Company issued two classes of Secured Notes which are identified as "Senior Secured Notes" and "Junior Secured Notes". Senior Secured Notes were issued in two series of notes which are identified as the "8.20% Fixed Rate Senior Secured Notes" and the "Adjustable Rate Senior Secured Notes" (collectively the "Senior Secured Notes"). Each series is identical except that the interest rate on the Adjustable Rate Senior Secured Notes will be periodically adjusted to one-half of one percent over the daily "prime rate" reported by Chemical Bank, with a maximum interest rate of 10.0% per annum. The aggregate principal amount of Senior Secured Notes issued under the Plan was $91,300,000, comprised of $30,100,000 of 8.20% Fixed Rate Secured Notes and $61,200,000 of Adjustable Rate Senior Notes. On August 11, 1992, the Company prepaid $17,900,000 of the 8.20% Fixed Rate Senior Secured Notes and $36,400,000 of the Adjustable Rate Senior Secured Notes from the proceeds of collections of portions of the collateral for the Senior Secured Notes. The prepaid amounts of $54,300,000 have been classified as current at July 31, 1992.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     The other class of Secured Notes issued to satisfy claims was comprised of Junior Secured Notes that bear interest at a rate of 9.20% per annum and will mature on July 31, 2000. The aggregate principal amount of Junior Secured Notes issued under the Plan was $70,000,000.

     The collateral for the Secured Notes consists primarily of mortgages and other notes receivable and real property (the "Secured Note Collateral") with a book value of $143,191,000 as of July 31, 1992.

     Interest on the Secured Notes is payable semi-annually commencing January 31, 1993. The Secured Notes require that 85% of the cash proceeds from the Secured Note Collateral be applied first to interest, second to prepayment of the Senior Secured Notes and third to prepayment of the Junior Secured Notes. Any remaining principal balance of the Senior Secured Notes is due July 31, 1997. Aggregate principal payments on the Junior Secured Notes are required in order that one-third of the principal balance outstanding on December 31, 1996 is paid by July 31, 1998; two-thirds of that balance is paid by July 31, 1999; and all of that balance is paid by July 31, 2000. To the extent the cash proceeds from the Secured Note Collateral are insufficient to pay interest or required principal payments on the Secured Notes, the Company will be obligated to pay any deficiency out of its general corporate funds.

     The Secured Notes contain covenants which, among other things, require the Company to maintain a net worth of at least $100,000,000, limit expenditures related to the development of hotel properties through December 31, 1996 and preclude cash distributions to stockholders, including dividends and redemptions, until the Secured Notes have been paid in full.

     During March 1993, the Company repurchased $9,500,000 of the Junior Secured Notes for a purchase price of $7,400,000. The repurchase resulted in an extraordinary gain of $2,100,000, which will be reflected in the Company's first quarter 1993 consolidated financial statements. These notes have been classified as long-term debt at July 31, 1992 in accordance with their terms as repurchase was not contemplated at the balance sheet date.

(b) Claims of taxing authorities were paid in Tax Notes or cash. Each Tax Note is in a face amount equal to the allowed claim and provides for annual payments of principal and interest until maturity on July 31, 1998. Such payments will be made in equal principal installments, plus simple interest from July 31, 1992 at the rate of 8.20% per annum, with payments to commence on July 31, 1993 and with additional payments to be made on each July 31 thereafter.

(c) The Company has $20,734,000 of restructured notes issued to holders of oversecured and undersecured bankruptcy claims. Each restructured note matures on July 31, 2002 and is secured by a lien on the collateral which secured the underlying claim prior to bankruptcy. The notes are secured by mortgage notes receivable and hotel properties with a book value of $16,981,000 at July 31, 1992.

     The oversecured restructured notes bear interest at a rate of 9.20% per annum payable semi-annually in cash. Prior to maturity, principal amounts outstanding will be paid semi-annually based on a thirty-year amortization schedule. The Company has approximately $7,173,000 of these notes outstanding at July 31, 1992.

     During January 1993, the Company repurchased $1,700,000 of the oversecured restructured notes for a purchase price of $1,300,000. The repurchase resulted in an extraordinary gain of $400,000, which will be reflected in the Company's first quarter 1993 consolidated financial statements. These notes have been classified as current at July 31, 1992.

     The undersecured restructured notes bear interest at a rate of 8% per annum with interest payable semi-annually in cash. Semi-annual principal payments begin on July 31, 1996 based on a thirty-year

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     amortization schedule. The Company has approximately $13,561,000 of these notes outstanding at July 31, 1992.

     The Company has other mortgage notes and bonds payable of approximately $73,905,000 which are due through April 1, 2008 and bear interest at rates ranging from 4.68% to 10.5% at July 31, 1992. The notes are secured by mortgage notes receivable and hotel properties with a book value of $83,577,000 at July 31, 1992.

(d) Construction financing obligations primarily consist of two loans payable to banks with an aggregate balance of $5,193,000 and a loan payable to ShoLodge of $3,570,000 at July 31, 1992. The loans payable to banks are secured by mortgages on two hotel properties with a book value of $13,963,000 at July 31, 1992. Principal is payable in monthly installments with the balances due by June 1994. Interest is payable monthly at the prime rate plus 2%. The loan payable to ShoLodge is secured by a hotel with a book value of $7,670,000 at July 31, 1992. Principal is payable in September 1993. Interest is payable monthly at the prime rate plus 2% (see
     Note 22).

(e) At June 30, 1992, PMI's 6 5/8% convertible subordinated debentures due 2011 and 7% convertible subordinated debentures due 2013 were convertible at any time prior to maturity into common stock at $40.568 per share and $43.95 per share, respectively, and 5,451,342 shares of common stock were reserved for issuance upon such conversion. Sinking fund payments of $5,750,000 annually were required commencing April 1, 1997 for the 6 5/8% Debentures and June 1, 1999 for the 7% Debentures. All Debentures were subordinated to all existing and future senior indebtedness of PMI.

(f) In April 1989, PMI borrowed approximately $140,000,000 from Morgan Bank pursuant to a demand note (the "Morgan Loan") with interest at the prime rate. The note was secured by the notes receivable from FCD and Servico and certain other assets.

     In September 1989, PMI entered into a $263,000,000 secured bank credit agreement (the "Credit Agreement"), expiring March 1991, in which borrowings (the "Bank Group Loan") were fully utilized by December 1989. Borrowings bear interest at the prime rate plus 1/2%. The borrowings were principally incurred to extinguish the Morgan Loan issued in connection with the Servico transaction ("Tranche A") and to finance PMI's portion of the Ramada acquisition ("Tranche B"). The Bank Group Loan was secured by the notes receivable from FCD and Servico, the net assets and common stock of subsidiaries acquired in the Ramada acquisition, the New World note, certain other mortgage notes receivable and certain other assets.

     In March 1990, PMI prepaid $1,000,000 of the Bank Group Loan with the proceeds of previously pledged mortgage notes receivable.

     In May 1990, PMI prepaid $40,000,000 of the Bank Group Loan from proceeds from the collection of a receivable related to the sale of a hotel property in fiscal 1989. In June 1990, PMI prepaid $1,000,000 of the Bank Group Loan with the proceeds of certain previously pledged mortgage notes receivable.

     In July 1990, PMI prepaid approximately $171,200,000 of the Bank Group Loan from the proceeds of the sale of the Howard Johnson, Ramada and Rodeway franchise businesses. In July 1990, the Credit Agreement was amended to convert $60,000,000 of $65,000,000 of unsecured demand loans then outstanding, which had been borrowed in fiscal 1990 to fund construction, into secured term loans ("Tranche C"). In addition, certain unsecured letter of credit reimbursement obligations were converted into Tranche C secured obligations. PMI also pledged additional collateral and certain then-existing defaults under the Bank Credit Agreement were waived.

     In July 1990, PMI paid the remaining $5,000,000 of unsecured demand notes then outstanding.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

(g) Other mortgage notes and bonds payable consist of debt secured by properties operated by PMI or notes receivable held by PMI. Principal is due in installments through 2009. Interest rates are generally variable ranging from 5% to 15% at June 30, 1992.

(h) Other debt as of June 30, 1992 consists of an unsecured note bearing interest at the rate of 17%.

     At July 31, 1992, maturities of long-term debt for the next five years ending July 31 are as follows (in thousands):

    1993......................................................................  $ 61,917
    1994......................................................................    13,849
    1995......................................................................     3,429
    1996......................................................................     8,010
    1997......................................................................    72,285
    Thereafter................................................................   106,865
                                                                                --------
              Total...........................................................  $266,355
                                                                                --------
                                                                                --------

NOTE 14 -- LEASE COMMITMENTS

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 1998 through 2019. The Company has options to renew certain of the leases for periods ranging from 1 to 94 years. Rental payments are based on minimum rentals plus a percentage of the hotel's revenues in excess of stipulated amounts. As a result of the Chapter 11 filing, all lease contracts were reviewed during 1991 and a determination was made as to whether to accept or reject these contracts. The commitments shown below reflect those lease contracts which the Company has assumed.

     The following is a schedule by year of future minimum lease payments required under the remaining operating leases for core properties that have terms in excess of one year as of July 31, 1992 (in thousands):

    1993.......................................................................  $ 4,079
    1994.......................................................................    4,047
    1995.......................................................................    4,003
    1996.......................................................................    3,970
    1997.......................................................................    3,938
    Thereafter.................................................................   48,125
                                                                                 -------
              Total............................................................  $68,162
                                                                                 -------
                                                                                 -------

     Rental expense for all operating leases, including those with terms of less than one year, is comprised as follows (in thousands):

                                                            ONE MONTH
                                                              ENDED      YEARS ENDED JUNE 30,
                                                            JULY 31,      ------------------
                                                              1992         1992       1991
                                                            ---------     ------     -------
    Rentals...............................................    $ 520       $6,866     $23,535
    Contingent rentals....................................       53          814       1,365
                                                            ---------     ------     -------
    Gross rental expense(a)...............................      573        7,680      24,900
    Rental income from subleases..........................       (6)         (61)       (628)
                                                            ---------     ------     -------
         Net rental expense...............................    $ 567       $7,619     $24,272
                                                            ---------     ------     -------
                                                            ---------     ------     -------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

- ---------------

(a) Rentals include approximately $6,769,000 of rent recognized under the leases with related parties in 1991.

NOTE 15 -- CONTINGENCIES

     PMI and certain of its present and former officers and directors were named as defendants in purported class action lawsuits on behalf of purchasers of PMI's common stock and debentures. The lawsuits allege that PMI made materially false and misleading statements and omissions regarding its financial condition in violation of Federal securities laws and other claims. A settlement was consummated in February 1993 which was funded through insurance proceeds.

     The Company has responded to informal requests for information by the Staff of the United States Securities and Exchange Commission's Division of Enforcement relating to a number of significant transactions of PMI for the years 1985 through 1991. However, no formal allegations have been made by the Staff.

     In addition to the foregoing legal proceedings, the Company is involved in various other proceedings incidental to the normal course of its business.

     The Company believes that the resolutions of these contingencies will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 16 -- REORGANIZATION EXPENSES

     The net expenses incurred as a result of the Debtors' Chapter 11 filing on September 18, 1990 and subsequent reorganization efforts have been segregated from normal operating expenses and presented as reorganization expenses in the accompanying consolidated statements of operations for the one month ended July 31, 1992 and for the years ended June 30, 1992 and 1991.

     Reorganization expenses are comprised of the following (in thousands):

                                                          ONE MONTH
                                                            ENDED        YEARS ENDED JUNE 30,
                                                           JULY 31,     -----------------------
                                                            1992          1992          1991
                                                          ----------    ---------     ---------
    Professional fees and other expenses................        $902     $ 19,297     $  11,897
    Lease rejection damages.............................          --          981       112,785
    Guarantees of third party debt......................          --        3,250        27,279
    Other claims arising from bankruptcy................          --        1,786         1,848
    Loss on disposal of assets..........................          --        2,307        18,963
    Writeoff of unamortized debt issue costs on debt
      obligations subject to compromise.................          --           --         7,123
    Writeoff of other assets in connection with
      bankruptcy........................................          --           --         4,710
    Interest earned on accumulated cash resulting from
      Chapter 11 proceedings............................       (298)       (4,427)       (2,950)
    Insurance recovery proceeds.........................     (2,400)           --            --
                                                          ----------    ---------     ---------
              Totals....................................    $(1,796)     $ 23,194     $ 181,655
                                                          ----------    ---------     ---------
                                                          ----------    ---------     ---------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

NOTE 17 -- VALUATION WRITEDOWNS AND RESERVES

     Valuation writedowns and reserves have been recorded in order to adjust the carrying value of assets and liabilities resulting from the restructuring of PMI's business and general economic conditions and primarily consist of the following (in thousands):

                                                           ONE MONTH
                                                             ENDED       YEARS ENDED JUNE 30,
                                                           JULY 31,      -------------------
                                                             1992         1992        1991
                                                           ---------     -------     -------
    Accounts receivable..................................   $    --      $ 2,722     $ 7,378
    Mortgages and notes receivable.......................    13,000       49,479      13,531
    Property, equipment and leasehold improvements.......        --        9,000      36,767
    Other items..........................................        --          922       1,473
                                                           ---------     -------     -------
              Totals.....................................   $13,000      $62,123     $59,149
                                                           ---------     -------     -------
                                                           ---------     -------     -------

     The valuation writedowns and reserves for the year ended June 30, 1992 shown above were all recognized in the fourth quarter.

     In addition to the above, valuation writedowns and reserves of $-0-, $20,578,000 and $-0-were charged against deferred income for the one month ended July 31, 1992 and for the years ended June 30, 1992 and 1991, respectively.

NOTE 18 -- INCOME TAXES

     Income taxes (credits) have been provided as follows (in thousands):

                                                           ONE MONTH
                                                             ENDED       YEARS ENDED JUNE 30,
                                                           JULY 31,      -------------------
                                                             1992         1992        1991
                                                           ---------     ------     --------
    Current:
      Continuing operations:
         Federal.........................................    $  --       $   --     $(14,846)
         State...........................................       --        1,000          500
                                                           ---------     ------     --------
              Totals.....................................    $  --       $1,000     $(14,346)
                                                           ---------     ------     --------
                                                           ---------     ------     --------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     The difference between total income taxes (credits) and the amount computed by applying the Federal statutory income tax rate of 34% to income (loss) from continuing and discontinued operations before income taxes are as follows (in thousands):

                                                         ONE MONTH
                                                           ENDED        YEARS ENDED JUNE 30,
                                                         JULY 31,      -----------------------
                                                           1992          1992          1991
                                                         ---------     ---------     ---------
    Federal income tax credit at statutory rates.......   $(3,493)     $ (24,128)    $ (80,320)
    Increase (decrease) in tax resulting from:
      Accounting losses for which deferred Federal
         income tax cannot be recognized...............     3,493         24,468        67,777
      State income taxes...............................        --            660         3,828
      Dividends received credit........................        --             --          (331)
                                                         ---------     ---------     ---------
              Totals...................................   $    --      $   1,000     $  (9,046)
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------

     The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions (credits) (in thousands):

                                                            ONE MONTH
                                                              ENDED      YEARS ENDED JUNE 30,
                                                            JULY 31,      -----------------
                                                              1992        1992       1991
                                                            ---------     -----     -------
    Reserve for doubtful accounts.........................    $  --       $(736)    $ 1,160
    Reserve for property valuations.......................       --        (127)     (2,953)
    Net temporary differences without tax benefit.........       --         359       1,276
    Lease rejection damages...............................       --         423      (2,922)
    Interest income.......................................       --          --         193
    Depreciation and amortization.........................       --          14         116
    Gains on property sales...............................       --         (33)      2,202
    Other.................................................       --         100         928
                                                            ---------     -----     -------
              Totals......................................    $  --       $  --     $    --
                                                            ---------     -----     -------
                                                            ---------     -----     -------

     No Federal income tax was payable at July 31, 1992 due primarily to the utilization of net operating loss carryforwards.

     At July 31, 1992, the Company had net operating loss carryforwards of approximately $347,000,000 for Federal income tax purposes. Such tax net operating loss carryforwards, if not used as offsets to future taxable income, will expire beginning in 2005 and continuing through 2007. The amount of net operating loss carryforwards available for future utilization is limited to $130,500,000 during the carryforward period as a result of the change in ownership of the Company upon consummation of the Plan.

     In accordance with FAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $44,000,000 against the deferred tax assets as of July 31, 1992 and June 30, 1992. To the extent any available carryforwards or other benefits are utilized in periods subsequent to July 31, 1992, the tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

     PMI's Federal income tax returns for the years 1987 through 1991 are currently under examination by the Internal Revenue Service. The Company does not believe there will be any material adverse effects on the consolidated financial statements as a result of this examination.

NOTE 19 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

     Pursuant to the Plan, on July 31, 1992, the Company began distributing 33,000,000 shares of Common Stock to certain claimants and holders of PMI stock. At March 2, 1993, 22,623,100 shares of Common Stock were distributed. The remaining shares are to be distributed semi-annually to holders of previously allowed claims and pending final resolution of disputed claims (see Note 12). In addition, holders of PMI stock will receive Warrants to purchase Common Stock exercisable into an aggregate of approximately 2,100,000 shares at an exercise price equal to the average per share daily closing price during the year ending July 31, 1993.

     On July 31, 1992, the Company adopted a stock option plan under which options to purchase up to 1,320,000 shares of Common Stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. During 1992, options to purchase 350,000 shares were granted to officers and directors none of which are exercisable at July 31, 1992. In addition, options to purchase 330,000 shares were granted to a former officer. Such options are currently exercisable and expire on July 31, 1995. The exercise prices of the above options are dependent on the average market price one year from the date of grant and are, therefore, currently undeterminable.

     On July 31, 1992, the Company adopted a performance incentive plan under which stock options covering an additional 330,000 shares of Common Stock were reserved for grants to key employees at the discretion of management. No options have been issued under this plan.

     PMI had an employee incentive stock option plan which provided for grants of stock options covering an aggregate of 3,520,000 shares of common stock to officers and key employees. Under the terms of the plan, which expired on November 23, 1991, options were granted at a price not less than 100% of fair market value on the date of grant. Options generally were exercisable in cumulative installments of 33 1/3% after the option has been outstanding 18, 32 and 46 months from the date of grant and expired five years after the date of grant.

     A summary of the transactions under this plan follows:

                                                                   NUMBER      OPTION PRICE
                                                                 OF SHARES      PER SHARE
                                                                 ----------    ------------
    Outstanding -- June 30, 1990................................  2,155,910    $8.25-$40.45
    Cancelled................................................... (1,205,336)   $8.25-$40.45
                                                                 ----------
    Outstanding -- June 30, 1991................................    950,574    $8.25-$40.45
    Cancelled...................................................   (950,574)   $8.25-$40.45
                                                                 ----------
    Outstanding and exercisable --
      June 30, 1992.............................................         --
    Outstanding and exercisable --
      July 31, 1992.............................................         --
                                                                 ----------
                                                                 ----------

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

NOTE 20 -- INTEREST AND DIVIDEND INCOME

     Included in interest and dividend income are the following (in thousands):

                                                             ONE MONTH       YEARS ENDED
                                                               ENDED           JUNE 30,
                                                             JULY 31,     ------------------
                                                               1992        1992       1991
                                                             ---------    -------    -------
    Interest on:
      Mortgages and other notes receivable..................  $ 1,949     $24,117    $30,067
      Short-term and other investments......................       --          --        503
    Dividend income.........................................       --          10        545
                                                             ---------    -------    -------
           Totals...........................................  $ 1,949     $24,127    $31,115
                                                             ---------    -------    -------
                                                             ---------    -------    -------

NOTE 21 -- OTHER REVENUES

     Included in other revenues are the following (in thousands):

                                                               ONE MONTH      YEARS ENDED
                                                                 ENDED          JUNE 30,
                                                               JULY 31,     ----------------
                                                                 1992        1992      1991
                                                               ---------    ------    ------
    Rentals of properties.....................................   $ 144      $1,649    $2,232
    Other.....................................................      89       1,460     3,694
                                                               ---------    ------    ------
           Totals.............................................   $ 233      $3,109    $5,926
                                                               ---------    ------    ------
                                                               ---------    ------    ------

NOTE 22 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest (in thousands):

                                                               ONE MONTH      YEARS ENDED
                                                                 ENDED          JUNE 30,
                                                               JULY 31,     ----------------
                                                                 1992        1992      1991
                                                               ---------    ------    ------
    Management and other fee income(a)........................    $56       $  746    $1,249
    Interest income(a)........................................     74        1,231     1,955
    Rental income(a)..........................................     --          657       624
    Management fee expense(b).................................     37          216        --
    Interest expense(b).......................................     66          250        --
    Reservation fee expense(b)................................     20           10        --

- ---------------

(a) During 1990, PMI sold eight hotel properties to partnerships controlled by former officers and/or directors for aggregate consideration of $52,500,000 resulting in deferred gains of $4,000,000. The Company held mortgages and other notes receivable with a face value of $44,992,000 at July 31, 1992, which arose primarily from those hotel sales. The mortgages mature through 2005 and bear interest at rates ranging from 9.5% to 12.5%. At July 31, 1992, the carrying value of those mortgages was reduced to $6,081,000. The income amounts shown above primarily include transactions related to these properties.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                  (CONTINUED)

(b) In 1991, PMI entered into an agreement with ShoLodge, whereby Sholodge was appointed the exclusive agent to develop and manage certain hotel properties. Six hotels have been developed and opened to date. Development fees earned by ShoLodge of $-0-, $586,000 and $527,000 have been capitalized into property, equipment and leasehold improvements for the month ended July 1992, and the years ended June 1992 and June 1991, respectively. The Company has demand notes and loans payable to ShoLodge of $2,706,000 and $3,570,000, respectively, at July 31, 1992 concerning the development of hotels.

     Effective June 1992, the Company commenced using the ShoLodge reservation system for its Wellesley and AmeriSuite hotels.

NOTE 23 -- SUPPLEMENTAL CASH FLOW INFORMATION

     PMI generally received mortgages and other notes as a portion of the total consideration paid by purchasers in connection with sales of hotel properties and as consideration for certain construction and development activities. Such noncash consideration is not reflected in the accompanying consolidated statements of cash flows. Investing activities involving such noncash proceeds are summarized below (in thousands):

                                                              ONE MONTH       YEARS ENDED
                                                                ENDED          JUNE 30,
                                                              JULY 31,     -----------------
                                                                1992        1992      1991
                                                              ---------    ------    -------
    Net book value of assets sold............................   $  --      $1,539    $15,664
    Net realized gains on property transactions..............      --          15         --
    Liabilities assumed......................................      --          --      5,799
    Cash proceeds, net of selling costs......................      --        (249)    (6,829)
                                                              ---------    ------    -------
           Noncash proceeds..................................   $  --      $1,305    $14,634
                                                              ---------    ------    -------
                                                              ---------    ------    -------

     Noncash proceeds consisted of the following (in thousands):

                                                              ONE MONTH       YEARS ENDED
                                                                ENDED          JUNE 30,
                                                              JULY 31,     -----------------
                                                                1992        1992      1991
                                                              ---------    ------    -------
    Mortgage and other notes receivable......................   $  --      $1,305    $14,634
                                                              ---------    ------    -------
                                                              ---------    ------    -------

     Cash paid for interest net of amounts capitalized, was $4,407,000 for the one month ended July 31, 1992 and $6,432,000 and $16,802,000 for the years ended June 30, 1992 and 1991, respectively.

     Cash paid for income taxes was $2,000 for the one month ended July 31, 1992 and $1,460,000 and $2,100,000 for the years ended June 30, 1992 and 1991, respectively.

                                                                     SCHEDULE II

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

             AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                                COLUMN E
                                                                        COLUMN D           ------------------
                                                                 ----------------------
                                                                                               BALANCE AT
                                        COLUMN B                       DEDUCTIONS            END OF PERIOD
                                       ----------                ----------------------    ------------------
               COLUMN A                BALANCE AT    COLUMN C       (1)          (2)         (1)        (2)
- -------------------------------------- BEGINNING     --------     AMOUNTS     VALUATION                 NOT
            NAME OF DEBTOR             OF PERIOD     ADDITIONS   COLLECTED    RESERVES     CURRENT    CURRENT
- -------------------------------------- ----------    --------    ---------    ---------    -------    -------
YEAR ENDED DECEMBER 31, 1993:
We-Haven Associates(a)................    $818          --          $ 5          $--         $--       $ 813
FIVE MONTHS ENDED DECEMBER 31, 1992:
We-Haven Associates(a)................     828          --           10           --          32         786
Gerald Bohm(b)........................     134          --           10           --          28          96

- ---------------

(a) 11%; secured by real property; payable in monthly installments of $16,994 including interest. During 1993, the Company began foreclosure proceedings on this receivable.

(b) 10%; secured by real property; due September 1, 1996.

                                                                     SCHEDULE II
                                                                     PAGE 1 OF 2

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                               COLUMN E
                                                                       COLUMN D           ------------------
                                                                ----------------------
                                                                                              BALANCE AT
                                       COLUMN B                       DEDUCTIONS            END OF PERIOD
                                      ----------                ----------------------    ------------------
              COLUMN A                BALANCE AT    COLUMN C       (1)          (2)         (1)        (2)
- ------------------------------------- BEGINNING     --------     AMOUNTS     VALUATION                 NOT
           NAME OF DEBTOR             OF PERIOD     ADDITIONS   COLLECTED    RESERVES     CURRENT    CURRENT
- ------------------------------------- ----------    --------    ---------    ---------    -------    -------
ONE MONTH ENDED JULY 31, 1992:
We-Haven Associates(a)...............  $  1,331                    $ 1        $   502       $30      $   798
Gerald Bohm(b).......................       134                                              27          107
Monroe Property Associates(c)........     5,950                                   950                  5,000
Hillsborough Associates(d)...........       536                                   536
Jeffrey Halpern(e)...................        71                                               1           70
Joel Hecht(f)........................         7                                               7
John Leavitt(g)......................        41                                               1           40
YEAR ENDED JUNE 30, 1992:
We-Haven Associates(a)...............     1,378                     47                                 1,331
Gerald Bohm(b).......................       161                     27                       25          109
Monroe Property Associates(c)........     8,080                    175          1,955                  5,950
Hillsborough Associated(d)...........     7,917                                 7,381                    536
Jeffrey Halpern(e)...................        72                      1                        1           70
Joel Hecht(f)........................        10                      3                        1            6
John Leavitt(g)......................                 $ 42           1                        1           40
YEAR ENDED JUNE 30, 1991:
We-Haven Associates(a)...............     1,437                     59                                 1,378
Gerald Bohm(b).......................       184                     23                       25          136
Monroe Property Associates(c)........     8,125                     45                                 8,080
Hillsborough Associates(d)...........    13,177                     67          5,193                  7,917
Joel Simon(h)........................       430                    430
Jeffrey Halpern(e)...................        73                      1                        1           71
Joel Hecht(f)........................        10                                               1            9
Taub and Taub(i).....................         6                      6

                                                                     SCHEDULE II
                                                                     PAGE 2 OF 2

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)
                                  (CONTINUED)

(a) 11%; secured by real property; payable in monthly installments of $16,994 including interest.

(b) 10%; secured by real property; due September 1, 1996.

(c) 10%; secured by real and personal property; due December 1, 1998; payable in monthly installments of $115,859 including interest. In January 1993, the Company restructured the note as follows: (i) a senior note of $5,000,000 at 8.5%; due January 1, 2003; payable in monthly installments of $38,446 and (ii) a junior note of $5,950,000 at 6.0% due January 1, 2008; payable to the extent of available cash flow. The notes are owed by a partnership in which a former director of PMI has a controlling interest. Subsequent to July 31, 1992, this note is no longer classified as a related party receivable.

(d) 9.5% to 11%; secured by real and personal property; due from March 1, 1999 to December 1, 2019; payable in total monthly installments of $277,252 including interest. In December 1992, the Company restructured these notes to receive the majority of available cash flow.

(e) 9.25%; secured by real property; payable in monthly installments of $590; due July 1, 2017.

(f) Prime rate; unsecured; payable on demand.

(g) 9%; secured by real property; due September 5, 2011.

(h) Prime rate; unsecured; payable on demand.

(i) 11%; secured by personal property; payable in quarterly installments of $2,307 including interest; due January 1, 1991.

                                                                      SCHEDULE V

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                           COLUMN B                               COLUMN E        COLUMN F
                                          ----------   COLUMN C                 ------------     ----------
                COLUMN A                  BALANCE AT   --------    COLUMN D        OTHER         BALANCE AT
- ----------------------------------------  BEGINNING    ADDITIONS  -----------   CHANGES ADD       CLOSE OF
             CLASSIFICATION               OF PERIOD    AT COST    RETIREMENTS     (DEDUCT)         PERIOD
- ----------------------------------------  ----------   --------   -----------   ------------     ----------
YEAR ENDED DECEMBER 31, 1993:
Land....................................   $  26,074   $ 4,115      $ 1,422       $    640(a)     $  29,407
Hotels..................................      97,179    10,693          818          2,617(a)       109,671
Furniture, fixtures, autos..............      18,333     4,585        1,183            144(a)        21,879
Leasehold improvements..................      15,771     1,101           21         (6,629)(c)       10,222
Construction in progress................          --     2,555           --             --            2,555
                                          ----------   --------   -----------   ------------     ----------
                                             157,357    23,049        3,444         (3,228)         173,734
Property held for sale..................       8,000       355           --             --            8,355
                                          ----------   --------   -----------   ------------     ----------
          Totals........................   $ 165,357   $23,404      $ 3,444       $ (3,228)       $ 182,089
                                          ----------   --------   -----------   ------------     ----------
                                          ----------   --------   -----------   ------------     ----------
FIVE MONTHS ENDED DECEMBER 31, 1992:
Land....................................   $  24,855   $   133           --       $  1,086(a)     $  26,074
Hotels..................................      95,942         5           --          5,732(a)        97,179
                                                                                    (4,500)(b)
Furniture, fixtures, autos..............      16,192     1,272          231          1,100(a)        18,333
Leasehold improvements..................      15,428       393           50             --           15,771
                                          ----------   --------   -----------   ------------     ----------
                                             152,417     1,803          281          3,418          157,357
Property held for sale..................       8,000        --           --             --            8,000
                                          ----------   --------   -----------   ------------     ----------
          Totals........................   $ 160,417   $ 1,803      $   281       $  3,418        $ 165,357
                                          ----------   --------   -----------   ------------     ----------
                                          ----------   --------   -----------   ------------     ----------

- ---------------

(a) Transfer from notes receivable to land, hotels and furniture, fixtures and autos.

(b) Represents a hotel conveyed to a third party in return for the assumption of the related debt by the third party.

(c) Represents a transfer in exchange for a note receivable.

  See Notes to Consolidated Financial Statements as to depreciation method and useful lives.

                                                                      SCHEDULE V

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES         PAGE 1 OF 2

                 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)

                                         COLUMN B                                                    COLUMN F
                                        ----------     COLUMN C                      COLUMN E       ----------
               COLUMN A                 BALANCE AT    ----------     COLUMN D      -------------    BALANCE AT
- --------------------------------------  BEGINNING     ADDITIONS     -----------    OTHER CHANGES     CLOSE OF
            CLASSIFICATION              OF PERIOD      AT COST      RETIREMENTS    ADD (DEDUCT)       PERIOD
- --------------------------------------  ----------    ----------    -----------    -------------    ----------
ONE MONTH ENDED JULY 31, 1992:
  Land................................   $  25,309     $     --       $    --        $   2,292(a)    $  24,201
                                                                                         3,400(b)
  Land leased to others...............         654           --            --               --             654
  Hotels..............................     116,192           --            --          (20,250)(a)      95,942
  Furniture, fixtures and autos.......      25,346          571           274           (9,451)(a)      16,192
  Leasehold improvements..............      13,425          121            --            1,882(a)       15,428
  Leased equipment under capital
     leases...........................          93           --            --              (93)(a)          --
                                        ----------    ----------    -----------    -------------    ----------
                                           181,019          692           274          (29,020)        152,417
  Property held for sale..............      22,811           --            --          (14,811)(a)       8,000
                                        ----------    ----------    -----------    -------------    ----------
     Totals...........................   $ 203,830     $    692       $   274        $ (43,831)      $ 160,417
                                        ----------    ----------    -----------    -------------    ----------
                                        ----------    ----------    -----------    -------------    ----------
YEAR ENDED JUNE 30, 1992:
  Land................................   $  25,664     $      7       $   362        $      --       $  25,309
  Land leased to others...............         654           --            --               --             654
  Hotels..............................      98,551           95            --           17,546(c)      116,192
  Furniture, fixtures and autos.......      22,391        3,918           963               --          25,346
  Leasehold improvements..............      13,454          512           541               --          13,425
  Leased equipment under capital
     leases...........................         243           --           150               --              93
  Construction in progress............       8,074        9,472            --          (17,546)(c)          --
                                        ----------    ----------    -----------    -------------    ----------
                                           169,031       14,004         2,016               --         181,019
  Property held for sale..............      50,565          137        18,891           (9,000)(d)      22,811
                                        ----------    ----------    -----------    -------------    ----------
     Totals...........................   $ 219,596     $ 14,141       $20,907        $  (9,000)      $ 203,830
                                        ----------    ----------    -----------    -------------    ----------
                                        ----------    ----------    -----------    -------------    ----------
YEAR ENDED JUNE 30, 1991:
  Land................................   $  39,823     $     --       $ 2,209        $   8,079(c)    $  25,664
                                                                                       (19,423)(e)
                                                                                          (606)(d)
  Land leased to others...............       1,209           --            --             (555)(d)         654
  Hotels..............................      86,163          628         4,804           39,258(c)       98,551
                                                                                       (21,671)(e)
                                                                                        (1,023)(d)
  Furniture, fixtures and autos.......      34,962          695         9,831            3,573(c)       22,391
                                                                                        (6,938)(e)
                                                                                           (70)(d)
  Leasehold improvements..............      37,020          829        22,780           (1,495)(e)      13,454
                                                                                          (120)(d)
  Leased equipment under capital
     leases...........................         677           --           191             (243)(e)         243
  Construction in progress............      64,998       18,446        13,228          (50,911)(c)       8,074
                                                                                        (9,954)(e)
                                                                                        (1,277)(d)
                                        ----------    ----------    -----------    -------------    ----------
                                           264,852       20,598        53,043          (63,376)        169,031
  Property held for sale..............      22,643        1,315            --           59,723(e)       50,565
                                                                                       (33,116)(d)
                                        ----------    ----------    -----------    -------------    ----------
     Totals...........................   $ 287,495     $ 21,913       $53,043        $ (36,769)      $ 219,596
                                        ----------    ----------    -----------    -------------    ----------
                                        ----------    ----------    -----------    -------------    ----------

                                                                      SCHEDULE V
                                                                     PAGE 2 OF 2

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)
                                  (CONTINUED)

(a) Fresh-start reporting adjustments.

(b) Distributions under the Plan.

(c) Transfer from construction in progress to hotels, leasehold improvements and furniture, fixtures and autos.

(d) Writeoffs and/or writedowns to net realizable value.

(e) Transfer from operating land, hotels, furniture, fixtures and autos and/or construction in progress to property held for sale.

  See Notes to Consolidated Financial Statements as to depreciation method and useful lives.

                                                                     SCHEDULE VI

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
               OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                         COLUMN B                                    COLUMN E       COLUMN F
                                        ----------     COLUMN C                    ------------    ----------
               COLUMN A                 BALANCE AT    ----------     COLUMN D         OTHER        BALANCE AT
- --------------------------------------- BEGINNING     ADDITIONS     -----------    CHANGES ADD      CLOSE OF
            CLASSIFICATION              OF PERIOD      AT COST      RETIREMENTS      (DEDUCT)        PERIOD
- --------------------------------------- ----------    ----------    -----------    ------------    ----------
YEAR ENDED DECEMBER 31, 1993:
Hotels.................................   $1,065        $2,936         $  28          $   30         $4,003
Furniture, fixtures, autos.............    1,028         3,430           327             262          4,393
Leasehold improvements.................      467           649            --             209            907
Construction in progress...............       --            --            --              --             --
                                        ----------    ----------    -----------    ------------    ----------
     Totals............................   $2,560        $7,015         $ 355          $   83         $9,303
                                        ----------    ----------    -----------    ------------    ----------
                                        ----------    ----------    -----------    ------------    ----------
FIVE MONTHS ENDED DECEMBER 31, 1992:
Hotels.................................   $   --        $1,065         $  --          $   --         $1,065
Furniture, fixtures, autos.............       --         1,252           224              --          1,028
Leasehold improvements.................       --           467            --              --            467
                                        ----------    ----------    -----------    ------------    ----------
     Totals............................   $   --        $2,784         $ 224          $   --         $2,560
                                        ----------    ----------    -----------    ------------    ----------
                                        ----------    ----------    -----------    ------------    ----------

                                                                     SCHEDULE VI

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
               OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)

                                          COLUMN B      COLUMN C                                  COLUMN F
                                         ----------    ----------    COLUMN D                    ----------
                COLUMN A                 BALANCE AT    CHARGED TO    --------     COLUMN E       BALANCE AT
- ---------------------------------------- BEGINNING     COSTS AND     RETIRE-     -----------      CLOSE OF
             CLASSIFICATION              OF PERIOD      EXPENSES      MENTS      ADJUSTMENTS       PERIOD
- ---------------------------------------- ----------    ----------    --------    -----------     ----------
ONE MONTH ENDED JULY 31, 1992:
  Hotels................................  $  8,689      $    239     $    --      $  (8,928)(a)   $     --
  Furniture, fixtures and auto..........    10,624           254         153        (10,725)(a)         --
  Leasehold improvements................     4,961            76          --         (5,037)(a)         --
  Leased equipment under capital
     leases.............................        84            --          --            (84)(a)         --
                                         ----------    ----------    --------    -----------     ----------
          Totals........................  $ 24,358      $    589     $   153      $ (24,774)      $     --
                                         ----------    ----------    --------    -----------     ----------
                                         ----------    ----------    --------    -----------     ----------
YEAR ENDED JUNE 30, 1992:
  Hotels................................  $  9,142      $  2,537     $ 2,990      $      --       $  8,689
  Furniture, fixtures and auto..........    12,956         3,054       5,386             --         10,624
  Leasehold improvements................     4,469         1,268         776             --          4,961
  Leased equipment under capital
     leases.............................       346             8         270             --             84
                                         ----------    ----------    --------    -----------     ----------
          Totals........................  $ 26,913      $  6,867     $ 9,422      $      --       $ 24,358
                                         ----------    ----------    --------    -----------     ----------
                                         ----------    ----------    --------    -----------     ----------
YEAR ENDED JUNE 30, 1991:
  Hotels................................  $  8,136      $  2,854     $ 1,848      $      --       $  9,142
  Furniture, fixtures and auto..........    14,950         3,415       5,409             --         12,958
  Leasehold improvements................     6,438         1,569       3,538             --          4,469
  Leased equipment under capital
     leases.............................       499            29         182             --            346
                                         ----------    ----------    --------    -----------     ----------
          Totals........................  $ 30,023      $  7,867     $10,977      $      --       $ 26,913
                                         ----------    ----------    --------    -----------     ----------
                                         ----------    ----------    --------    -----------     ----------

- ---------------

(a) Fresh start reporting adjustments.

                                                                     SCHEDULE IX

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)

                                                     COLUMN C                                      COLUMN F
                                                     --------      COLUMN D        COLUMN E       ----------
                                                     WEIGHTED     -----------     -----------      WEIGHTED
                                       COLUMN B      AVERAGE        MAXIMUM         AVERAGE        AVERAGE
                                      ----------     INTEREST       AMOUNT          AMOUNT         INTEREST
               COLUMN A               BALANCE AT     RATE AT      OUTSTANDING     OUTSTANDING        RATE
- --------------------------------------  END OF        END OF      DURING THE      DURING THE      DURING THE
               CATEGORY                 PERIOD        PERIOD        PERIOD         PERIOD(A)      PERIOD(B)
- ------------------------------------------------     --------     -----------     -----------     ----------
One month ended July 31, 1992.........   $5,971        7.8%         $ 5,971         $ 5,971           7.8%
                                      ----------     --------     -----------     -----------     ----------
                                      ----------     --------     -----------     -----------     ----------
Year ended June 30, 1992..............   $5,971        8.3%         $ 5,971         $ 4,054           9.0%
                                      ----------     --------     -----------     -----------     ----------
                                      ----------     --------     -----------     -----------     ----------
Year ended June 30, 1991..............   $2,556        9.8%         $ 2,556         $   627          10.4%
                                      ----------     --------     -----------     -----------     ----------
                                      ----------     --------     -----------     -----------     ----------

- ---------------

(a) The average amount outstanding during the period was computed on the basis of the outstanding daily principal balances.

(b) The weighted average interest rate was computed by dividing the total interest expense on these obligations by the average balance of short-term obligations outstanding.

                                                                      SCHEDULE X

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                  FIVE MONTHS
                                                                  YEAR ENDED         ENDED
                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1993             1992
                                                                 ------------     ------------
    Maintenance and repairs....................................     $4,163           $1,460
    Real estate taxes..........................................      4,170            1,847
    Royalties..................................................      1,239              429
    Advertising and sales promotion costs......................      5,010            1,947

                                                                      SCHEDULE X

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    JULY 31, 1992 AND JUNE 30, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                 ONE MONTH
                                                                   ENDED        YEARS ENDED JUNE 30,
                                                                 JULY 31,      -----------------------
                                                                   1992          1992          1991
                                                                 ---------     ---------     ---------
Maintenance and repairs........................................    $ 290        $  5,330      $  6,134
Taxes, other than payroll and income taxes:
  Real estate taxes............................................      494           6,151         6,740
Royalties......................................................       87           1,628         4,262
Advertising costs..............................................      374           5,513         4,066

                                  SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRIME HOSPITALITY CORP.


DATE:  March 24, 1994.            By:  /s/ David A. Simon
                                      ------------------------
                                      David A. Simon, President

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1994.

         Signature                          Title
         ---------                          -----
  /s/ David A. Simon              Chairman of Board of Directors,
- --------------------------        President, Chief Executive Officer
David A. Simon                    and Director (Principal Executive Officer)

  /s/ John M. Elwood              Chief Financial Officer, Executive
- --------------------------        Vice President and Director
John M. Elwood


  /s/Allen J. Ostroff             Director
- --------------------------
Allen J. Ostroff


  /s/ Herbert Lust, II            Director
- --------------------------
Herbert Lust, II


  /s/ Leon Moore                  Director
- --------------------------
Leon Moore


  /s/ A. F. Petrocelli            Director
- --------------------------
A.F. Petrocelli

                                Exhibit Index


                          (2)     (a)      Reference is made to the Disclosure
                                           Statement for Debtors' Second
                                           Amended Joint Plan of Reorganization
                                           dated January 16, 1992, which
                                           includes the Debtors' Second Amended
                                           Plan of Reorganization as an exhibit
                                           thereto filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                          (3)     (a)      Reference is made to the Restated
                                           Certificate of Incorporation of the
                                           Company dated June 5, 1992 filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                  (b)      Reference is made to the Restated
                                           Bylaws of the Company filed as an
                                           Exhibit to the Company's Form 10-K
                                           dated September 25, 1992, which is
                                           incorporated herein by reference.

                          (4)      (a)     Reference is made to the Form of
                                           8.20% Fixed Rate Senior Secured Note
                                           of the Company filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (b)     Reference is made to the Form of
                                           Adjustable Rate Senior Secured Note
                                           of the Company filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (c)     Reference is made to the Form of
                                           9.20% Junior Secured Note of the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is
                                           incorporated herein by reference.

                                   (d)     Reference is made to the Form  of
                                           8.20% Tax Note of the Company filed
                                           as an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (e)     Reference is made to the Form of
                                           10.20% Secured UND Restructured Note
                                           of the Company filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (f)     Reference is made to the Form of 8%
                                           Secured UND Restructured Note of the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (g)     Reference is made to the Form of
                                           9.20% OVR Restructured Note of the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (h)     Reference is made to the Collateral
                                           Agency Agreement among the Company,
                                           U.S. Trust and the Secured Parties,
                                           dated as of July 31, 1992 filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (i)     Reference is made to the Security
                                           Agreement between the Company and
                                           U.S. Trust, dated as of July 31,
                                           1992, filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (j)     Reference is made to the Subsidiary
                                           Guaranty from FR Delaware, Inc. to
                                           United States Trust Company of New
                                           York, dated as of July 31, 1992,
                                           filed as an Exhibit to the Company's
                                           Form 10-K dated September 25, 1992,
                                           which is incorporated
                                           herein by reference.

                                   (k)     Reference is made to the Security
                                           Agreement between FR Delaware, Inc.
                                           and United States Trust Company of
                                           New York, dated as of July 31, 1992,
                                           filed as an Exhibit to the Company's
                                           Form 10-K dated September 25, 1992,
                                           which is incorporated herein by
                                           reference.

                                   (l)     Reference is made to the Subsidiary
                                           Guaranty from Prime Note Collections
                                           Company, Inc. to United States Trust
                                           Company of New York, dated as of
                                           July 31, 1992, filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           September 25, 1992, which is
                                           incorporated herein by reference.

                                   (m)     Reference is made to the Security
                                           Agreement between Prime Note
                                           Collections Company, Inc. and United
                                           States Trust Company of New York,
                                           dated as of July 31, 1992, filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (n)     Reference is made to a Form 8-A of
                                           the Company as filed on June 5, 1992
                                           with the Securities and Exchange
                                           Commission, as amended by Amendment
                                           No. 1 and Amendment No. 2, which is
                                           incorporated herein by reference.

                          (10)     (a)     Reference is made to the Agreement
                                           of Purchase and Sale between
                                           Flamboyant Investment Company, Ltd.
                                           and VMS Realty, Inc. dated June 3,
                                           1985, and its related agreements,
                                           each of which was included as
                                           Exhibits to the Form 8-K dated
                                           August 14, 1985 of PMI, which are
                                           incorporated herein by reference.

                                   (b)     Reference is made to PMI's Flexible
                                           Benefit Plan, filed as an Exhibit to
                                           the Form 10-Q dated February 12,
                                           1988 of PMI,  which is incorporated
                                           herein by reference.

                                   (c)     Reference is made to the Employment
                                           Agreement dated as of July 31, 1992,
                                           between David A. Simon and the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (d)     Reference is made to the 1992
                                           Performance Incentive Stock Option
                                           Plan of the Company dated as of July
                                           31, 1992, filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (e)     Reference is made to the 1992 Stock
                                           Option Plan of the Company filed as
                                           an Exhibit to the Company's Form
                                           10-K dated September 25, 1992, which
                                           is incorporated herein by reference.

                                   (f)     Reference is made to the 1992
                                           Non-Qualified Stock Option Agreement
                                           between the Company and David A.
                                           Simon filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (g)     Reference is made to the 1992
                                           Non-Qualified Stock Option Agreement
                                           between the Company and David L.
                                           Barsky filed as an Exhibit to the
                                           Company's Form 10-K dated September
                                           25, 1992, which is incorporated
                                           herein by reference.

                                   (i)     Reference is made to the Employment
                                           Agreement dated as of December 31,
                                           1992 between John Elwood and the
                                           Company filed as an Exhibit to the
                                           Company's Form 10-K dated March 26,
                                           1993, which is incorporated herein by
                                           reference.

                                   (j)     Reference is made to the 1992
                                           Non-Qualified Stock Option
                                           Agreement between the Company and
                                           John Elwood filed as an Exhibit
                                           to the Company's Form 10-K dated
                                           March 26, 1993, which is
                                           incorporated herein by reference.

                                   (k)     Employment Agreement dated as of
                                           March 1, 1993 between John Stetz and
                                           the Company.

                                   (l)     Employment Agreement dated as of
                                           May 18, 1993 between Paul Hower.

                                   (m)     Consolidated and Amended Settlement
                                           Agreement dated as of October 12,
                                           1993
                                           between Allan V. Rose and the
                                           Company.

                          (11)    Computation of Earnings Per Common Share.

                          (21)    Subsidiaries of the Company are as follows:

                                                            Jurisdiction of
         Name                                               Incorporation
         ----                                               -------------
A.J.& R. Motor Inns, Inc.                                   North Carolina
Civic Motor Inns, Inc.                                      Virginia
Coliseum Motor Inns, Inc.                                   Maryland
Dynamic Marketing, Inc.                                     Delaware
Fairfield-Meridian Claims Service, Inc.                     Delaware
FR Delaware, Inc.                                           Delaware
FR Management Corporation                                   Virginia
Hartford Motor Inns, Inc.                                   Virginia
Market Segments, Incorporated                               Delaware
Prime-American Realty Corp.                                 Delaware
Prime Hotel Real Estate
  Investments, Inc.                                         Delaware
Prime Note Collections Company, Inc.                        Delaware
Prime-O-Lene, Inc.                                          New Jersey
Prime-Trevose Enterprises, Inc.                             Pennsylvania
Republic Motor Inns, Inc.                                   Virginia
Suites of America, Inc.                                     Delaware
York Motor Inns, Inc.                                       Virginia


                          (23)    (a)      Consent of Arthur Andersen & Co.
                                  (b)      Consent of J.H. Cohn & Co.