Form 10-Q
period 1994-03-31
PRIME HOSPITALITY CORP
filed 1994-05-12
CIK 80293

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                            Washington, D.C.  20549


(MARK ONE)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM --------------- TO ----------------

                           Commission File No. 1-6869

                            PRIME HOSPITALITY CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                              22-2640625
  (State or other jurisdiction of                            (I.R.S. employer)
   incorporation or organization)                           identification no.)


                700 Route 46 East, Fairfield, New Jersey  07004
                    (Address of principal executive offices)

                                 (201) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  x           No
                                                  -----           -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  x           No
                          -----           -----

The registrant had 29,269,114 shares of common stock, $.01 par value, as of May 6, 1994.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                     INDEX


                                                                                                                PAGE
PART I.          FINANCIAL INFORMATION                                                                         NUMBER
                                                                                                               ------
Item 1.          Financial Statements (Unaudited)

                 Consolidated Balance Sheets
                    March 31, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                 Consolidated Statements of Operations
                    Three Months Ended March 31, 1994
                    and March 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                 Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1994
                    and March 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Notes to Interim Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .   4


Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .   7



PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                    MARCH 31,      DECEMBER 31,
                                                                      1994            1993
                                                                  ------------     ------------
                       ASSETS                                     (Unaudited)
                       ------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . .                $26,937        $41,569
  Restricted cash  . . . . . . . . . . . . . . . . . .                  7,963         10,993
  Accounts receivable, net of reserves   . . . . . . .                  6,233          6,266
  Current portion of mortgages and other
    notes receivable   . . . . . . . . . . . . . . . .                  2,135          2,275
  Accrued interest receivable  . . . . . . . . . . . .                  3,740          3,954
  Other current assets   . . . . . . . . . . . . . . .                  2,347          3,145
                                                                  ------------     ------------
      Total current assets   . . . . . . . . . . . . .                 49,355         68,202

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization . .                182,603        172,786
Mortgages and other notes receivable, net of
  current portion    . . . . . . . . . . . . . . . . .                164,196        163,033
Other assets   . . . . . . . . . . . . . . . . . . . .                 11,508          6,664
                                                                  ------------     ------------
      TOTAL ASSETS   . . . . . . . . . . . . . . . . .               $407,662       $410,685
                                                                  ============     ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Current portion of debt  . . . . . . . . . . . . . .                 $8,162        $19,282
  Other current liabilities  . . . . . . . . . . . . .                 20,606         22,445
                                                                  ------------     ------------
      Total current liabilities  . . . . . . . . . . .                 28,768         41,727

Long-term debt, net of current portion . . . . . . . .                175,245        168,618
Other liabilities  . . . . . . . . . . . . . . . . . .                 27,994         28,976
                                                                  ------------     ------------
      Total liabilities  . . . . . . . . . . . . . . .                232,007        239,321
                                                                  ------------     ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued  . . . .                     --             --
  Common stock, par value $.01 per share;
    50,000,000 shares authorized; 33,213,122 and
    33,075,880 shares issued and outstanding
    at March 31, 1994 and December 31, 1993,
    respectively   . . . . . . . . . . . . . . . . . .                    332            331
  Capital in excess of par value   . . . . . . . . . .                158,815        157,476
  Retained earnings  . . . . . . . . . . . . . . . . .                 16,508         13,557
                                                                  ------------     ------------
      Total stockholders' equity   . . . . . . . . . .                175,655        171,364
                                                                  ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $407,662       $410,685
                                                                  ============     ============

         See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                    (In Thousands, Except Per Share Amounts)


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1994          1993
                                                    ---------     ---------
Revenues:
  Rooms . . . . . . . . . . . . . . . . . . .        $18,021       $15,365
  Food and beverage . . . . . . . . . . . . .          2,938         2,440
  Management and other fees . . . . . . . . .          2,317         2,721
  Interest on mortgages and
    other notes receivable  . . . . . . . . .          4,480         3,834
  Rental and other  . . . . . . . . . . . . .            323           423
                                                    ---------     ---------
      Total revenues  . . . . . . . . . . . .         28,079        24,783
                                                    ---------     ---------
Costs and expenses:
  Direct hotel operating expenses:
    Rooms . . . . . . . . . . . . . . . . . .          4,896         4,096
    Food and beverage . . . . . . . . . . . .          2,506         2,155
    Selling and general . . . . . . . . . . .          5,647         4,595
  Occupancy and other operating . . . . . . .          2,595         2,665
  General and administrative  . . . . . . . .          3,644         3,968
  Depreciation and amortization . . . . . . .          1,941         1,710
                                                    ---------     ---------
      Total costs and expenses  . . . . . . .         21,229        19,189
                                                    ---------     ---------

Operating income. . . . . . . . . . . . . . .          6,850         5,594

Interest income on cash investments . . . . .            558           368
Interest expense. . . . . . . . . . . . . . .         (3,632)       (4,304)
Other income  . . . . . . . . . . . . . . . .          1,038            --
                                                    ---------     ---------

Income before income taxes
  and extraordinary items . . . . . . . . . .          4,814         1,658
Provision for income taxes  . . . . . . . . .          1,974           663
                                                    ---------     ---------

Income before extraordinary items . . . . . .          2,840           995
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes of $66
  and $2,284 in 1994 and 1993, respectively).            111         3,426
                                                    ---------     ---------

Net income. . . . . . . . . . . . . . . . . .         $2,951        $4,421
                                                    =========     =========

Net income per common share:
  Income before extraordinary items . . . . .           $.08          $.03
  Extraordinary items . . . . . . . . . . . .             --           .10
                                                    ---------     ---------

Net income per common share . . . . . . . . .           $.08          $.13
                                                    =========     =========




          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (In Thousands)

                                                    Three Months Ended
                                                        March 31,
                                                     1994        1993
                                                   ---------   ---------
CASH FLOWS
Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . . .       $2,951      $4,421
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization  . . . . . .        1,941       1,710
    Utilization of net operating loss
      carryforwards  . . . . . . . . . . . . .          764       2,505
    Gains on discharges of indebtedness  . . .         (177)     (5,710)
    Gain on disposal of assets . . . . . . . .         (985)         --
    Compensation expense related to stock
      options  . . . . . . . . . . . . . . . .           15         150
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable  . . . . . . . . . .           33       1,702
      Accrued interest receivable  . . . . . .          214        (916)
      Other current assets . . . . . . . . . .          798       2,318
      Other liabilities  . . . . . . . . . . .       (2,571)     (2,801)
                                                   ---------   ---------
      Net cash provided by operating
        activities   . . . . . . . . . . . . .        2,983       3,379
                                                   ---------   ---------
Cash flows from investing activities:
  Proceeds from mortgages and other notes
    receivable   . . . . . . . . . . . . . . .          955         529
  Disbursements for mortgages and other
    notes receivable   . . . . . . . . . . . .         (700)         --
  Proceeds from sales of property, equipment
    and leasehold improvements   . . . . . . .          403          --
  Purchases of property, equipment and
    leasehold improvements   . . . . . . . . .      (12,502)     (1,025)
  Decrease in restricted cash  . . . . . . . .        3,030       8,529
  Purchase of debt securities  . . . . . . . .       (4,768)         --
  Other  . . . . . . . . . . . . . . . . . . .         (243)        312
                                                   ---------   ---------
      Net cash provided by (used in)
        investing activities   . . . . . . . .      (13,825)      8,345
                                                   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt . . . . . . .        3,725       1,500
  Payments of debt . . . . . . . . . . . . . .       (8,042)    (17,027)
  Proceeds from the exercise of stock options
    and warrants . . . . . . . . . . . . . . .          372          --
  Principal proceeds from federal income
    tax refund . . . . . . . . . . . . . . . .          189          --
  Reorganization items after emergence
    from bankruptcy  . . . . . . . . . . . . .          (34)     (3,745)
                                                   ---------   ---------

      Net cash used in financing activities  .       (3,790)    (19,272)
                                                   ---------   ---------

  Net decrease in cash and cash equivalents  .      (14,632)     (7,548)

  Cash and cash equivalents at beginning
    of period  . . . . . . . . . . . . . . . .       41,569      36,616
                                                   ---------   ---------
  Cash and cash equivalents at end of period        $26,937     $29,068
                                                   =========   =========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -         BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1994 and 1993.

         The financial statements for the three months ended March 31, 1994 and 1993 were prepared on a consistent basis with the audited financial statements for the year ended December 31, 1993.

         The consolidated results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


Note 2 -         MORTGAGES AND OTHER NOTES RECEIVABLE

         During April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in its litigation with Financial Security Assurance, Inc. ("FSA") to recover a payment to be made under a settlement agreement with Allan V. Rose and Arthur G. Cohen ("Rose and Cohen"). In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, which had been commenced by a subsidiary of the Company's predecessor, Prime Motor Inns, Inc. ("PMI") during PMI's bankruptcy case. The settlement provided for Rose or his affiliate to pay the Company the sum of $25,000,000, all of which was paid into escrow in February 1994, plus proceeds from the sale of approximately 1,100,000 shares of the Company's common stock held by Rose to be liquidated by Rose over a period of time. FSA asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Bankruptcy Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25,000,000 of settlement proceeds to retire certain senior secured notes (see Note 3). On April 21, 1994, FSA filed its notice of appeal of the Bankruptcy Court's order. On May 4, 1994, Rose sold approximately 1,000,000 shares of the Company's stock under the terms of the settlement for net proceeds of approximately $5,900,000. Subject to further court order, the Company plans to use the stock proceeds principally to retire certain secured notes. As the Rose and Cohen note has a book value of $25,000,000 in the

Company's balance sheet at March 31, 1994, approximately $5,900,000 will be recorded as income in the Company's statement of operations for the second quarter of 1994.


Note 3 -         DEBT

         During the first quarter of 1994, the Company repurchased $6,527,000 of its adjustable rate senior secured notes, $217,000 of its 8.20% senior secured notes and $461,000 of its 9.20% junior secured notes for an aggregate purchase price of $7,018,000. The repurchases resulted in pretax extraordinary gains, net of related costs, of $177,000.

         During the first quarter of 1994, the Company purchased through a third party agent approximately $5,200,000 of its senior secured and junior secured notes for aggregate consideration of $4,800,000. As of March 31, 1994, these notes were held by the third party agent and were not retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1,100,000 of the notes were retired from the proceeds of the Rose and Cohen settlement (See Note 2) resulting in a pretax extraordinary gain of approximately $60,000. The gain will be recorded in the Company's statement of operations in the second quarter of 1994.

         In April 1994, the Company retired its senior secured notes with a prepayment of $26,408,000 funded by the proceeds of the settlement with Rose and Cohen (See Note 2) and other collections from the collateral for these notes. By retiring the senior secured notes, the Company has eliminated certain covenants including the restrictions on cash expenditures for the development of new hotels. Under the terms of its junior secured notes, total capital expenditures are limited to specified levels through 1996.


Note 4 -         INCOME TAXES

         At March 31, 1994, the Company had available federal net operating loss carryforwards of approximately $119,000,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $111,000,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company upon consummation of PMI's plan of reorganization. For the three months ended March 31, 1994, the Company recognized $764,000 of such tax benefits as a contribution to stockholders' equity. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $9,900,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to a change in ownership. The utilization is further dependent on such factors as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

         In January 1994, the Company received a $189,000 tax refund relating to PMI. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company recorded the tax refund as a contribution to additional paid in capital.


Note 5 -         INCOME PER COMMON SHARE

         Net income per common share is computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary and fully diluted net income per share was 35,037,000 and 33,000,000 for the three months ended March 31, 1994 and 1993, respectively.


Note 6 -         OTHER INCOME

         Other income consists of a gain on the sale of a hotel of $985,000 and $53,000 of interest income related to tax refunds.

PART I.          FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 1994 Compared to Three Months Ended March 31,
1993.

         The following discussion and analysis is based on the historical results of operations of the Company for the three months ended March 31, 1994 and 1993. The financial information set forth below should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report and in its Annual Report on Form 10-K for the year ended December 31, 1993.

         The following table presents the direct revenues and expenses of the Company's owned and leased hotel properties for the three months ended March 31, 1994 and 1993. The hotel properties are classified into three categories: comparable hotels; new hotels; and divested hotels. The Company currently owns or leases 41 hotel properties of which 32 hotel properties were owned or leased by the Company during the entire two periods presented and are classified as comparable hotels. The nine hotels classified as new hotels are composed of two new AmeriSuites hotels and a new Wellesley Inn which were opened after December 31, 1992, two full service hotels acquired within the past year and four hotels acquired through note receivable settlements or lease terminations within the past year. The hotel properties classified as divested hotels consist of two full-service hotel properties sold in the past year.

Owned and Leased Properties
(In thousands, except for statistical information)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                1994             1993
                                                                             ---------        ----------
Room revenues:
     Comparable hotels  . . . . . . . . . . . . . . . . . . . . . . . . . .     $15,735          $14,842
     New hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,125               --
     Divested hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .         161              523
                                                                               --------         --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,021           15,365

Food and beverage revenues:
     Comparable hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,400            2,258
     New hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       505               --
     Divested hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33              182
                                                                               --------         --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,938            2,440

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 1994             1993
                                                                              ---------       ----------
Direct room expenses:
     Comparable hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,107            3,894
     New hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       728               --
     Divested hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        61              202
                                                                                -------         --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,896            4,096

Direct food and beverage expenses:
     Comparable hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,125            1,971
     New hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       350               --
     Divested hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .          31              184
                                                                                -------         --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,506            2,155

Direct hotel selling and general expenses:
     Comparable hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,614            4,328
     New hotels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       944               --
     Divested hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .          89              267
                                                                                -------         --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,647            4,595

Statistical information -
     Comparable hotels:
          Occupancy %   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   68.5%            67.9%
          Average daily rate  . . . . . . . . . . . . . . . . . . . . . . . . .  $60.99           $57.67

     New hotels:
          Occupancy%  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47.6%               --
          Average daily rate  . . . . . . . . . . . . . . . . . . . . . . . . .  $46.21               --

         Room revenues increased by $2.7 million or 17.3% for the three months ended March 31, 1994 over the same period in the prior year due to the impact of new hotels and improved occupancy and room rates at comparable hotels. Room revenues for comparable hotels increased by $893,000 or 6.0% for the three months ended March 31, 1994 compared to the same period of the prior year. The increase was primarily due to improvements in average daily rate which increased by $3.32 or 5.8% reflecting improved economic conditions, the limited new construction of hotels and product improvements. Occupancy increased slightly despite the adverse impact of the severe winter storms in the Northeast. The Company's comparable full-service hotels reported a 7.5% increase in room rates to $72 versus $67 and maintained occupancy levels at 65%. The increase in room rates at the comparable full-service hotels is primarily due to the repositioning and refurbishment efforts at several hotels. Average room rates increased to $63 from $59 at the seven comparable Florida Wellesley Inns while occupancy decreased slightly from 95% to 92%. The Company's occupancy at three comparable Wellesley Inns located in the Northeast improved to 68% from 64% and average room rate increased to $42 from $39 primarily as a result of improved direct marketing efforts. The Company's six comparable AmeriSuites hotels registered gains in both occupancy and room rates reflecting stabilization of these hotels and their increased recognition in the market. Occupancy at the comparable AmeriSuites hotel increased to 62% from 60% and average daily rate increased to $56 from $53.

         Food and beverage revenues increased by $498,000 or 20.4% for the three months ended March 31, 1994 as compared to the same period of the prior year primarily due to the addition of a full service hotel in August 1993. Food and beverage revenues for comparable hotels increased by $142,000 or 6.3% for the three months ended March 31, 1994 compared to the same period of the prior year primarily as a result of increased beverage revenues due to the opening of new sports lounges in two of the Company's franchised hotels.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to managed hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. Management and other fees decreased by $404,000 or 14.8% for the three months ended March 31, 1994 as compared to the same period in the prior year primarily due to a decrease in fees for additional services. In addition, while the Company has added three new management contracts since December 1993, the number of managed hotels as compared to the prior period declined by three due to divestitures of six hotels by independent owners, of which two hotels were acquired by the Company. The decreases have been partially offset by increases in management fees attributable to increased hotel occupancies and room rates and higher incentive related performance fees.

         Interest income on mortgages and notes increased by $646,000 or 16.8% for the three months ended March 31, 1994 as compared to the same period of the prior year primarily due to interest recognized on subordinated or junior mortgages which remit payment based on hotel cash flow ("cash flow notes") and interest recognized on the Rose and Cohen note. Interest income recognized on cash flow notes increased to $535,000 for the three months ended March 31, 1994 from $171,000 for the same period of the prior year primarily due to new cash flow note agreements on three hotels. None of the Company's cash flow notes have been assigned a value on the Company's balance sheet due to substantial doubt as to their recoverability. The interest income generated by these mortgages is primarily due to declines in interest rates on the variable rate mortgages senior to the Company's positions on certain of these hotels and improved operating results. If interest rates continue to rise, the amount of income recognized in future periods may decrease. During the three months ended March 31, 1994, the Company received $181,000 of interest income on its note receivable from Rose and Cohen. During 1993, the Company had not recorded interest income on this note as no payments were received. Interest income for the three months ended March 31, 1994 and 1993 primarily related to mortgages secured by 12 managed hotels including the Marriott's Frenchman's Reef Beach Resort ("Frenchman's Reef"). Approximately $1.4 million and $1.1 million of interest income in 1994 and 1993, respectively, is derived from the Company's $50 million note receivable secured by the Frenchman's Reef. The Company continues its efforts to restructure this mortgage with the intent of providing the Company with ownership and control of the Frenchman's Reef (see Liquidity and

Capital Resources). If consummated, the impact of this restructuring on operating income is expected to be minimal as direct revenues, expenses and depreciation would increase and interest income and management fees would decrease.

         Direct room expenses increased by $800,000 or 19.5% for the three months ended March 31, 1994 over the same period of the prior year, as the increased occupancy of the comparable hotels combined with the new hotels more than offset the impact of the divested full-service hotels. Direct room expenses for comparable hotels increased by 5.5% for the three months ended March 31, 1994 over the prior year primarily due to increased expenses associated with the higher occupancy levels including payroll costs, guest room supplies and reservation fees. Direct room expenses as a percentage of room revenues increased to 27.2% for the three months ended March 31, 1994 as compared to 26.7% for the same period in the prior year primarily due to the impact of the new hotels. Direct room expenses as a percentage of room revenues for comparable hotels were approximately 26% during both periods as the Company was able to increase room rates to offset the increases in costs.

         Direct food and beverage expenses increased by $351,000 or 16.3% due to the impact of new hotels and the additional volume at the comparable hotels. Direct food and beverage expenses for comparable hotels increased by 7.8% for the three months ended March 31, 1994 over the same period in the prior year due to the increased volume associated with the sports lounges. Direct food and beverage expenses as a percentage of food and beverage revenues for comparable hotels increased to 88.5% for the three months ended March 31, 1994 as compared to 87.3% for the three months ended March 31, 1993. This reflects labor and other start-up costs associated with the new sports lounges.

         Direct hotel selling and general expenses consist primarily of hotel expenses which are not specifically allocated to rooms or food and beverage activities such as administration, selling and advertising, utilities and repairs and maintenance. Direct selling and general expenses increased by $1.1 million or 22.9% due to the new hotels and increased expenses at comparable hotels. Direct selling and general expenses for comparable hotels increased by $286,000 or 6.6% for the three months ended March 31, 1994 over the same period of the prior year primarily due to increased utility and snow removal costs as a result of the severe winter in the Northeast.

         Occupancy and other operating expenses decreased by $70,000 or 2.6% as compared to the same period of the prior year primarily due to decreased property and liability insurance charges based on favorable claims experience and reductions in real estate taxes as a result of tax appeals on certain properties.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the owned and managed hotels and general corporate expenses. For the three months ended March 31, 1994 and 1993, general and administrative expenses consisted of $2.4 million and $3.0 million of centralized management expenses and $1.2 million and $1.0 million of general corporate expenses, respectively. General and administrative expenses decreased by $324,000 or 8.2% for the three months ended March 31, 1994 as compared to the prior year primarily due to the restructuring of the Company's centralized management operations in February 1993.

         Depreciation and amortization expense increased for the three months ended March 31, 1994 as compared to the same period of the prior year due to the impact of eight new hotel properties acquired in the past year.

         Interest expense decreased by $672,000 or 15.6% for the three months ended March 31, 1994 as compared to the same period of the prior year primarily due to the retirement of approximately $40 million of debt during 1993 and the first three months of 1994.

         Other income consists of a gain on the sale of a hotel of $985,000 and $53,000 of interest income related to tax refunds.

         During the first quarter of 1994, the Company purchased at a discount $6.7 million of its senior secured notes and approximately $500,000 of its junior secured notes for an aggregate purchase price of $7.0 million. These purchases resulted in pretax extraordinary gains of $177,000.


Liquidity and Capital Resources

         The Company believes that it has sufficient financial resources to provide for its working capital needs, capital expenditures and debt service obligations in 1994. The Company anticipates meeting its future capital needs through a combination of existing cash balances, projected cash flow from operations, conversion of other assets to cash, and a portion of the proceeds from potential debt or equity financings. Additionally, the Company may in the future incur mortgage financing on certain of its 17 unencumbered properties or enter into alliances with capital partners to provide additional funds for the development and acquisition of hotels to the extent such financing is available. At March 31, 1994, the Company had cash and cash equivalents of $26.9 million and restricted cash of $8.0 million, which was primarily collateral for various debt obligations.

         Cash flow from operations was approximately $3.0 million for the three months ended March 31, 1994. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOL's") of $764,000. At March 31, 1994, the Company has federal NOL's relating to its predecessor, PMI, of approximately $119 million which, subject to annual limitations, expire beginning in 2005 and continuing through 2007.

         The Company's other major sources of cash for the three months ended March 31, 1994 were borrowings under a secured demand credit agreement of $3.7 million and scheduled collections of mortgages and notes receivable of $1.0 million.

         The Company's major uses of cash for the three months ended March 31, 1994 were payments of debt of $8.0 million, purchases of debt securities of $4.8 million and capital expenditures of $12.5 million.

         Debt. The Company has a fully-secured demand credit agreement which permits borrowing of up to $5.0 million. This facility is supported by a certificate of deposit which is maintained by the lender. As of March 31, 1994, the facility was fully utilized.

         During the three months ended March 31, 1994, the Company purchased at a discount $7.2 million of its senior secured notes and junior secured notes for an aggregate purchase price of $7.0 million.

         During the first quarter of 1994, the Company purchased through a third party agent approximately $5.2 million of its senior secured and junior secured notes for aggregate consideration of $4.8 million. These notes were held by the third party agent and were not retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1.1 million of these notes were retired with a portion of the proceeds from the Rose and Cohen settlement.

         In April 1994, the Company retired its senior secured notes with a prepayment of $26.4 million from proceeds of the settlement of a note from Rose and Cohen and other collections from the collateral for these notes. The Company issued the notes on July 31, 1992 and retired the issue in advance of its stated maturity of July 31, 1997. By retiring the senior secured notes, the Company has eliminated certain covenants including the restrictions on cash expenditures for development of new hotels. Under the terms of its junior secured notes, total capital expenditures are limited to specified levels through 1996.

         As of March 31, 1994, the Company's wholly-owned subsidiary, Suites of America, Inc. ("SOA"), had $23.4 million of debt obligations, of which $9.2 million is owed to ShoLodge, Inc. ("ShoLodge") and was due in April 1994 and $5.1 million is owed to a bank and is due in May 1994. In April 1994, SOA refinanced the $9.2 million of debt due to ShoLodge by extending the maturities to April 1998 and ShoLodge agreed to acquire or provide financing to retire the remaining $5.1 million of debt due in 1994 under the same terms. Upon the occurrence of certain events including the exercise of an option by either the Company or ShoLodge under a joint venture agreement, ShoLodge will contribute its fee or mortgage interests on six hotels to SOA and hold a 50% equity interest in SOA. The $14.3 million of debt owed to ShoLodge and the bank will become debt of the joint venture and the $9.1 million of remaining debt which is due in 1995 and 1996 will be converted into equity of the joint venture.

         The Company has $34.9 million of debt obligations related to the Frenchman's Reef due in December 1996. The Company believes it will be required to seek an extension of the maturity of such debt or refinance it. The debt is secured by a first mortgage note receivable held by the Company with a book value of $50.0 million.

         Capital Investments. The Company is implementing a hotel development and acquisition program, which focuses on its proprietary limited-service brands, Wellesley Inns and AmeriSuites, and on strategically positioned full-service hotels. The Company is constructing new Wellesley Inns in the Sawgrass section of Fort Lauderdale, Florida and in Lakeland, Florida. The Company has begun conversion of a Howard Johnson hotel in Penns Grove, New Jersey to a Wellesley Inn and plans to convert or acquire one additional Wellesley Inn in 1994. The Company has also begun construction of an AmeriSuites hotel in Tampa, Florida and plans to develop two additional AmeriSuites in 1994. The Company is also evaluating opportunities to acquire and rehabilitate existing full-service hotels either for its own portfolio or with investors. As part of the Company's full-service acquisition program, the Company acquired the Ramada Inn in Trevose, Pennsylvania in March 1994 for $7.5 million. The Company has spent $9.5 million on its development and acquisition program through March 31, 1994 and anticipates that capital spending for its hotel development and acquisition programs in 1994 will range between $35 and $40 million. No assurance can be given that the Company will locate suitable acquisitions and thereby complete such capital expenditures in 1994.

         The Company is pursuing a program of refurbishing certain of its owned hotels and repositioning them in order to meet the local market's demand characteristics. In some instances, this may involve a change in franchise affiliation. The refurbishment and repositioning program primarily involves hotels which the Company has recently acquired through mortgage foreclosures or settlements, lease evictions/terminations or acquisitions. During the three months ended March 31, 1994, the Company spent approximately $2.5 million on capital improvements at its owned hotels, of which $1.7 million related to refurbishments and repositionings on eight owned hotels. The Company intends to spend approximately $9 million on capital improvements related to its refurbishment and repositioning program at its owned hotels in 1994.

         Asset Realizations. The Company continues to negotiate settlements with mortgage and note obligors, from which it anticipates receiving cash or operating hotel assets. The Company intends to use the cash proceeds from asset conversions for debt repayments and general corporate purposes.

         In April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in its litigation with FSA to recover a payment to be made under a settlement agreement with Rose and Cohen. In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, commenced by a subsidiary of PMI during PMI's bankruptcy case. The settlement provided for Rose or his affiliate to pay the Company the sum of $25 million, all of which was paid into escrow in February 1994, plus proceeds from approximately 1.1 million shares of the Company's common stock held by Rose which will be liquidated by Rose over a period of time. FSA has asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Bankruptcy Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25,000,000 of settlement proceeds to retire certain senior secured notes. On April 21, 1994, FSA filed its notice of appeal of the Bankruptcy Court's order. On May 4, 1994, Rose sold approximately 1.0 million shares of the Company's common stock under the terms of the settlement for net proceeds of approximately $5.9 million. Subject to further court order, the Company plans to use the stock proceeds principally to retire certain secured notes. As the Rose and Cohen note had a book value of $25 million on the Company's balance sheet at March 31, 1994, approximately $5.9 million will be recorded as income in the Company's statement of operations for the second quarter of 1994.

         In 1993, the Company reached an agreement to restructure its mortgage notes receivable secured by the Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. The plan of reorganization dated October 21, 1993, as amended on December 21, 1993, provides for the Company to receive ownership and control of the hotel through a 100% equity interest in the reorganized FRBA. The plan also provides for the existing equity holders and any other impaired claim holders to participate in excess cash flow above specified levels. Under the plan, all administrative and unsecured trade claims incurred in the ordinary course of business are to be paid in full. There can be no assurance that the plan will become effective. The Company is currently receiving cash payments on its mortgage notes receivable under a cash collateral order approved by the bankruptcy court. A group purporting to hold proxies and represent a majority of limited partners has filed an objection to the disclosure statement related to such plan. While these equity holders have indicated that they do not intend to challenge the general partner's authority to act on behalf of the partnership in negotiating the restructuring agreement, they do intend to seek to replace the Frenchman's Reef's general partner with a new general partner that will challenge the priority and validity of the Company's mortgages. In addition, although the Company's management agreement with respect to the Frenchman's Reef has been assumed in connection with the bankruptcy case, a new general partner could seek to terminate this agreement resulting in a damage claim assertable by the Company. In light of these events, the Company intends to pursue a foreclosure of its mortgages and has filed a motion with the bankruptcy court seeking to lift the automatic stay to permit the commencement of a foreclosure action. The motion is subject to approval by the bankruptcy court. Due to, among other factors, the contingent nature of bankruptcy proceedings, there can be no assurance of when and if any court approval will be obtained. The Company had, as of March 31, 1994, $39.1 million of debt secured by the Company's mortgage on the Frenchman's Reef. The Company does not intend to obtain ownership of the Frenchman's Reef unless the lender of such debt consents. The Company has entered into discussions with the lender regarding revising the terms of such debt.

PART II.         OTHER INFORMATION


Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.


         (b)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                    PRIME HOSPITALITY CORP.
                                                                    -----------------------



Date:    May 11, 1994                                       By:     /s/ David A. Simon
                                                                    -------------------------
                                                                    David A. Simon, President and
                                                                    Chief Executive Officer



Date:    May 11, 1994                                       By:     /s/ John M. Elwood
                                                                    -------------------------
                                                                    John M. Elwood, Executive
                                                                    Vice President and Chief
                                                                    Financial Officer