Form 10-Q
period 1994-06-30
PRIME HOSPITALITY CORP
filed 1994-07-29
CIK 80293

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                            Washington, D.C.  20549


(MARK ONE)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM                  TO
                      ----------------    -----------------

                           Commission File No. 1-6869

                            PRIME HOSPITALITY CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                                              22-2640625
         (State or other jurisdiction of                            (I.R.S. employer)
          incorporation or organization)                            identification no.)

                700 Route 46 East, Fairfield, New Jersey  07004
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

The registrant had 29,433,219 shares of common stock, $.01 par value, as of July 27, 1994.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                     INDEX


                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION                                                                                 NUMBER
                                                                                                               ------
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
           June 30, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Consolidated Statements of Operations
           Three and Six Months Ended June 30, 1994
           and June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1994
           and June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Notes to Interim Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           JUNE 30,      DECEMBER 31,
                                                            1994            1993
                                                         -----------   ---------------
       ASSETS                                            (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .       $26,114        $41,569
  Restricted cash   . . . . . . . . . . . . . . . . .         9,251         10,993
  Accounts receivable, net of reserves  . . . . . . .         6,885          6,266
  Current portion of mortgages and other
    notes receivable  . . . . . . . . . . . . . . . .         2,034          2,275
  Accrued interest receivable . . . . . . . . . . . .         1,750          3,954
  Other current assets  . . . . . . . . . . . . . . .         1,652          3,145
                                                           --------       --------
      Total current assets  . . . . . . . . . . . . .        47,686         68,202

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization. .       205,227        172,786
Mortgages and other notes receivable, net of
  current portion . . . . . . . . . . . . . . . . . .       134,431        163,033
Other assets  . . . . . . . . . . . . . . . . . . . .        11,572          5,006
                                                           --------       --------

      TOTAL ASSETS  . . . . . . . . . . . . . . . . .      $398,916       $409,027
                                                           ========       ========


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt  . . . . . . . . . . . . .         $3,880        $19,282
  Other current liabilities  . . . . . . . . . . . .         24,341         20,787
                                                           --------       --------
      Total current liabilities. . . . . . . . . . .         28,221         40,069

Long-term debt, net of current portion . . . . . . .        160,417        168,618
Other liabilities. . . . . . . . . . . . . . . . . .         26,736         28,976
                                                           --------       --------

      Total liabilities . . . . . . . . . . . . . . .       215,374        237,663
                                                           --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued . . . .         --             --
  Common stock, par value $.01 per share;
    50,000,000 shares authorized; 33,273,435 and
    33,075,880 shares issued and outstanding
    at June 30, 1994 and December 31, 1993,
    respectively  . . . . . . . . . . . . . . . . . .           333            331
  Capital in excess of par value  . . . . . . . . . .       159,777        157,476
  Retained earnings . . . . . . . . . . . . . . . . .        23,432         13,557
                                                           --------       --------

      Total stockholders' equity  . . . . . . . . . .       183,542        171,364
                                                           --------       --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . .      $398,916       $409,027
                                                           ========       ========


     See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                          1994      1993        1994       1993
                                       ---------  ---------  ---------   ---------
Revenues:
  Rooms . . . . . . . . . . . . . . .    $21,900    $16,981     $39,921    $32,346
  Food and beverage . . . . . . . . .      4,717      2,925       7,655      5,365
  Management and other fees . . . . .      2,586      2,704       4,903      5,425
  Interest on mortgages and
    other notes receivable  . . . . .      3,677      3,722       8,157      7,556
  Rental and other  . . . . . . . . .        314        362         637        786
                                         --------   --------    --------   --------
      Total revenues  . . . . . . . .     33,194     26,694      61,273     51,478
                                         --------   --------    --------   --------

Costs and expenses:
  Direct hotel operating expenses:
    Rooms   . . . . . . . . . . . . .      5,989      4,660      10,885      8,756
    Food and beverage   . . . . . . .      3,458      2,481       5,964      4,636
    Selling and general   . . . . . .      6,173      4,650      11,820      9,245
  Occupancy and other operating   . .      3,137      2,976       5,732      5,641
  General and administrative  . . . .      3,724      3,811       7,368      7,779
  Depreciation and amortization . . .      2,081      1,750       4,022      3,460
                                         --------   --------    --------   --------
      Total costs and expenses  . . .     24,562     20,328      45,791     39,517
                                         --------   --------    --------   --------

Operating income  . . . . . . . . . .      8,632      6,366      15,482     11,961

Interest income on cash investments          473        287       1,031        654
Interest expense  . . . . . . . . . .     (3,357)    (4,006)     (6,989)    (8,310)
Other income  . . . . . . . . . . . .      5,894         --       6,932         --
                                         --------   --------    --------   --------

Income before income taxes
  and extraordinary items   . . . . .     11,642      2,647      16,456      4,305
Provision for income taxes  . . . . .      4,773      1,059       6,747      1,722
                                         --------   --------    --------   --------

Income before extraordinary items . .      6,869      1,588       9,709      2,583
Extraordinary items - Gains on
  discharges of indebtedness,
  net of income taxes . . . . . . . .         58        631         169      4,057
                                         --------   --------    --------   --------

Net income  . . . . . . . . . . . . .     $6,927     $2,219      $9,878     $6,640
                                         ========   ========    ========   ========
Net income per common share:
  Income before extraordinary items .       $.20       $.05        $.28       $.08
  Extraordinary items . . . . . . . .      --           .02       --           .12
                                         --------   --------    --------   --------

Net income per common share . . . . .       $.20       $.07        $.28       $.20
                                         ========   ========    ========   ========


     See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                           1994        1993
                                                          ------      ------
CASH FLOWS
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . .    $9,878      $6,640
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . .     4,022       3,460
    Gain on settlement of note receivable . . . . . . .    (5,894)
    Utilization of net operating loss
      carryforwards . . . . . . . . . . . . . . . . . .     1,530       2,805
    Gains on discharges of indebtedness . . . . . . . .      (286)     (6,761)
    Gain on disposal of assets. . . . . . . . . . . . .      (985)         --
    Compensation expense related to stock
      options . . . . . . . . . . . . . . . . . . . . .        25         206
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .    (1,010)      1,030
      Accrued interest receivable . . . . . . . . . . .     2,204        (880)
      Other current assets. . . . . . . . . . . . . . .     1,493       1,691
      Other liabilities . . . . . . . . . . . . . . . .     1,621       4,658
                                                          --------    --------

      Net cash provided by operating
        activities  . . . . . . . . . . . . . . . . . .    12,598      12,849
                                                          --------    --------

Cash flows from investing activities:
  Proceeds from mortgages and other notes
    receivable  . . . . . . . . . . . . . . . . . . . .    32,559       5,909
  Disbursements for mortgages and other
    notes receivable  . . . . . . . . . . . . . . . . .    (1,100)         --
  Proceeds from sales of property, equipment
    and leasehold improvements  . . . . . . . . . . . .     1,088       1,417
  Purchases of property, equipment and
    leasehold improvements  . . . . . . . . . . . . . .   (19,420)     (3,549)
  Decrease in restricted cash . . . . . . . . . . . . .     1,742       3,752
  Proceeds from retirement of debt securities . . . . .     1,082          --
  Purchase of debt and other securities . . . . . . . .    (5,885)         --
  Other . . . . . . . . . . . . . . . . . . . . . . . .    (1,808)        137
                                                          --------    --------

      Net cash provided by investing activities . . . .     8,258       7,666
                                                          --------    --------


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                          1994        1993
                                                        --------    --------

Cash flows from financing activities:
  Proceeds from issuance of debt . . . . . . . . . . .    3,725       1,500
  Payments of debt . . . . . . . . . . . . . . . . . .  (40,701)    (23,556)
  Proceeds from the exercise of stock options
    and warrants . . . . . . . . . . . . . . . . . . .      558          --
  Principal proceeds from federal income
    tax refund . . . . . . . . . . . . . . . . . . . .      189          --
  Reorganization items after emergence
    from bankruptcy  . . . . . . . . . . . . . . . . .      (82)     (4,998)
                                                        --------    --------

      Net cash used in financing activities  . . . . .  (36,311)    (27,054)
                                                        --------    --------

  Net decrease in cash and cash equivalents  . . . . .  (15,455)     (6,539)

  Cash and cash equivalents at beginning
    of period  . . . . . . . . . . . . . . . . . . . .   41,569      36,616
                                                        --------    --------
  Cash and cash equivalents at end of period . . . . .  $26,114     $30,077
                                                        ========    ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -         BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1994 and the results of its operations for the three and six months ended June 30, 1994 and 1993 and the cash flows for the six months ended June 30, 1994 and 1993.

         The financial statements for the three and six months ended June 30, 1994 and 1993 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1993. Certain reclassifications have been made to the December 31, 1993 consolidated financial statements to conform them to the June 30, 1994 presentation.

         The consolidated results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


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

Subject to further court order, the Company plans to use the stock proceeds principally to retire certain secured notes. The Rose and Cohen note had a book value of $25,000,000 on the date the proceeds were received, therefore, approximately $5,900,000 was recorded as income in the Company's statement of operations for the second quarter of 1994.


Note 3 -         DEBT

         During the first quarter of 1994, the Company repurchased $6,527,000 of its adjustable rate senior secured notes, $217,000 of its 8.20% senior secured notes and $461,000 of its 9.20% junior secured notes for an aggregate purchase price of $7,018,000. The repurchases resulted in pretax extraordinary gains of $187,000.

         During the first quarter of 1994, the Company purchased through a third party agent approximately $5,200,000 of its senior and junior secured notes for aggregate consideration of approximately $4,800,000. These notes are held by the third party agent and were not retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1,100,000 of the notes were retired from the proceeds of the Rose and Cohen settlement (See Note 2) resulting in a pretax extraordinary gain of approximately $100,000.

         In April 1994, the Company retired its senior secured notes with a prepayment of $26,408,000 funded by the proceeds of the settlement with Rose and Cohen (See Note 2) and other collections from the collateral for these notes. The Company issued the notes on July 31, 1992 and retired the issue in advance of its stated maturity of July 31, 1997.

         In July 1994, the Company received consents from the required holders of its junior secured notes to remove certain debt covenants which placed limitations on the Company's hotel development spending. In consideration of the amendment consent, the Company agreed to increase the coupon interest rate from 9.2% to 10.0%, and to shorten the maturity by one year from July 31, 2000 to July 31, 1999.


Note 4 -         INCOME TAXES

         At June 30, 1994, the Company had available federal net operating loss carryforwards of approximately $116,000,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $109,000,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company upon consummation of PMI's plan of reorganization. For the six months ended June 30, 1994, the Company recognized $1,530,000 of such tax benefits as a contribution to stockholders' equity. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $9,400,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to a change in ownership. The utilization is further dependent on such factors as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

         In January 1994, the Company received a $189,000 tax refund relating to PMI. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company recorded the tax refund as a contribution to additional paid in capital.


Note 5 -         NET INCOME PER COMMON SHARE

         Net income per common share is computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary and fully diluted net income per share was 34,972,000 and 35,048,000 for the three and six months ended June 30, 1994, respectively, and 33,000,000 for the three and six months ended June 30, 1993.


Note 6 -         OTHER INCOME

         Other income for the six months ended June 30, 1994 consists of proceeds from the settlement of the Rose and Cohen note receivable of $5,894,000, gain on the sale of a hotel of $985,000 and $53,000 of interest income related to tax refunds.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three and Six Months Ended June 30, 1994 Compared to Three and Six Months Ended June 30, 1993.

         The following discussion and analysis is based on the historical results of operations of the Company for the three and six months ended June 30, 1994 and 1993. The financial information set forth below should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report and in its Annual Report on Form 10-K for the year ended December 31, 1993.

         The following table presents the gross operating profit, as defined, of the Company's owned and leased hotel properties for the three and six months ended June 30, 1994 and 1993. The hotel properties are classified into three categories: comparable hotels; new hotels; and divested hotels. The Company currently owns or leases 44 hotel properties of which 32 hotel properties were owned or leased by the Company during the entire two periods presented and are classified as comparable hotels. The twelve hotels classified as new hotels are composed of four new AmeriSuites hotels and a new Wellesley Inn which were opened after December 31, 1992, two full service hotels acquired within the past year and five hotels acquired through note receivable settlements or lease terminations within the past year. The hotel properties classified as divested hotels consist of two full-service hotel properties sold in the past year.

Owned and Leased Properties
(In thousands, except for statistical information)

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
 Gross operating profit (1):
     Comparable hotels  . . . . . . . . . .   $9,111            $7,728         $16,478           $14,635
     New hotels   . . . . . . . . . . . .      1,939               197           2,547               197
     Divested hotels  . . . . . . . . . .        (53)              190            (118)              242
                                             -------           -------         -------           -------
          Total   . . . . . . . . . . . . .    10,997            8,115          18,907            15,074


(1) Gross operating profit is defined as room and food and beverage revenues less direct room, food and beverage and selling and general expenses. These components are presented in the following table.

                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                         June 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Room revenues:
     Comparable hotels  . . . . . . . . .     $17,343          $15,919           $33,078          $30,761
     New hotels   . . . . . . . . . . . .       4,544              385             6,670              385
     Divested hotels  . . . . . . . . . .          13              677               173            1,200
                                            ---------         --------          --------          -------
          Total   . . . . . . . . . . . .      21,900           16,981            39,921           32,346

Food and beverage revenues:
     Comparable hotels  . . . . . . . . .       3,212            2,788             5,612            5,046
     New hotels   . . . . . . . . . . . .       1,497            --                2,002            --
     Divested hotels  . . . . . . . . . .           8              137                41              319
                                             --------          -------           -------          -------
          Total   . . . . . . . . . . . .       4,717            2,925             7,655            5,365

Direct room expenses:
     Comparable hotels  . . . . . . . . .       4,464            4,304             8,493            8,198
     New hotels   . . . . . . . . . . . .       1,421              104             2,150              104
     Divested hotels  . . . . . . . . . .         104              252               242              454
                                               ------          -------          --------          -------
          Total   . . . . . . . . . . . .       5,989            4,660            10,885            8,756

Direct food and beverage expenses:
     Comparable hotels  . . . . . . . . .       2,378            2,319             4,503            4,290
     New hotels   . . . . . . . . . . . .       1,080            --                1,430            --
     Divested hotels  . . . . . . . . . .       --                 162                31              346
                                            ---------          -------           -------           ------
          Total   . . . . . . . . . . . .       3,458            2,481             5,964            4,636

Direct hotel selling and general expenses:
     Comparable hotels  . . . . . . . . .       4,602            4,356             9,216            8,684
     New hotels   . . . . . . . . . . . .       1,601               84             2,545               84
     Divested hotels  . . . . . . . . . .        (30)              210                59              477
                                              ------           -------         ---------          -------
          Total   . . . . . . . . . . . .       6,173            4,650            11,820            9,245

Statistical information -
     Comparable hotels:
          Occupancy %   . . . . . . . . .        76.1%            74.9%           72.3%            71.4%
          Average daily rate  . . . . . .       $59.47           $55.62          $60.19           $56.59

     New hotels:
          Occupancy%  . . . . . . . . . .        56.8%          --                53.1%               --
          Average daily rate  . . . . . .       $55.62          --               $52.22               --

         Room revenues increased by $4.9 million and $7.6 million or 29.0% and 23.4% for the three and six months ended June 30, 1994 over the same periods in the prior year due to improved room rates at comparable hotels and the acquisition or construction of twelve new hotels over the past year. Room revenues for comparable hotels increased by 9.0% and 7.5% for the three and six months ended June 30, 1994 compared to the same periods of the prior year. The increases were primarily due to improvements in average daily rate which increased by $3.85 and $3.60 or 6.9% and 6.4% for the three and six month periods reflecting repositioning and refurbishment efforts at several hotels and improving industry fundamentals. The Company was also able to achieve slight increases in occupancy rates while achieving its average daily rate increases.

         The Company's comparable full-service hotels reported increases in average daily room rates to $78 and $75 for the three and six months ended June 30, 1994 as compared to $70 and $69 in the same periods of the prior year. Average occupancy rates were slightly higher than the prior year. The sizeable increases in room rates at the comparable full-service hotels were primarily a result of the repositioning and refurbishment efforts which have been focused primarily on the full-service hotels. The Company's seven comparable Florida Wellesley Inns also posted average daily room rate increases to $45 and $54 for the three and six months ended June 30, 1994 versus $43 and $51 in the same periods of the prior year. Average occupancy rates were down slightly from the prior year to 86% and 89% for the three and six month periods. The Company's three comparable Wellesley Inns located in the Northeast reported average daily room rates of $45 and $44 for the three and six month periods ended June 30, 1994 reflecting 12% and 10% increases over the prior year. Average occupancy remained stable despite the room rate increases. The Company's six comparable AmeriSuites hotels registered gains in both occupancy and room rates reflecting stabilization of these hotels and their increased recognition in the market. For the three and six months ended June 30, 1994, the average daily room rate at the comparable AmeriSuites hotels increased to $59 and $58 from $57 and $55 and the average occupancy rate increased to 76% and 69% from 70% and 65%.

         Food and beverage revenues increased by 61.3% and 42.7% for the three and six months ended June 30, 1994 as compared to the same periods of the prior year primarily due to the impact of three full-service hotels acquired in the past year. Food and beverage revenues for comparable hotels increased by 15.2% and 11.2% for the three and six months ended June 30, 1994 compared to the same period of the prior year primarily as a result of higher banquet revenues and increased beverage revenues due to the opening of new sports lounges in two of the Company's franchised hotels.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to managed hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. The Company currently manages 45 hotels for third parties. Management and other fees decreased by 4.4% and 9.6% for the three and six months ended June 30, 1994 as compared to the same periods of the prior year primarily due to a decrease in fees for additional services and the Company's acquisition of four of its managed properties. In addition, while the Company has added three new management contracts since December
1993, independent owners have divested four other hotels.

The decreases have been partially offset by increases in management fees attributable to increased hotel occupancies and room rates and higher incentive related performance fees.

         Interest income for the three and six months ended June 30, 1994 and 1993 primarily related to mortgages secured by 12 managed hotels including the Marriott's Frenchman's Reef Beach Resort ("Frenchman's Reef"). Interest income on mortgages and notes increased by 8.0% for the six months ended June 30, 1994 as compared to the same period of the prior year primarily due to interest recognized on subordinated or junior mortgages which remit payment based on hotel cash flow ("cash flow notes") and interest recognized on the Rose and Cohen note. For the six months ended June 30, 1994, interest income recognized on cash flow notes increased to $1.1 million from $316,000 for the same period of the prior year primarily due to the addition of new cash flow note agreements on three hotels. During the six months ended June 30, 1994, the Company also received $181,000 of interest income on its note receivable from Rose and Cohen. During 1993, the Company had not recorded interest income on this note as no payments were received. For the three months ended June 30, 1994, interest income declined slightly due to settlements of note receivables from which the Company received cash or hotel operating assets.

         Approximately $2.4 million and $2.2 million of interest income for the six months ended June 30, 1994 and 1993, respectively, was derived from the Company's $50 million note receivable secured by the Frenchman's Reef. The Company continues its efforts to restructure this mortgage with the intent of providing the Company with ownership and control of the Frenchman's Reef (see Liquidity and Capital Resources). If consummated, the impact of this restructuring on operating income is expected to be minimal as direct revenues, expenses and depreciation would increase and interest income and management fees would decrease.

         Direct room expenses increased by 28.5% and 24.3% for the three and six months ended June 30, 1994 over the same periods of the prior year due to the impact of the new hotels. Direct room expenses for comparable hotels increased by 3.7% and 3.6% for the three and six months ended June 30, 1994 over the prior year periods which approximated the general inflation rate. For comparable hotels, direct room expenses as a percentage of room revenues declined to approximately 26% for the three and six months ended June 30, 1994 versus 27% in the prior year periods as room rates have risen faster than expenses.

         Direct food and beverage expenses increased by 39.4% and 28.7% for the three and six months ended June 30, 1994 due to the impact of new hotels. Direct food and beverage expenses as a percentage of food and beverage revenues decreased to 73.3% and 77.9% for the three and six months ended June 30, 1994 as compared to 84.8% and 86.4% for the three and six months ended June 30, 1993. The improvements in gross margins are attributable to increased revenues in the higher margin areas such as banquets and sports lounges.

         Direct hotel selling and general expenses consist primarily of hotel expenses which are not specifically allocated to rooms or food and beverage activities such as administration, selling and advertising, utilities and repairs and maintenance. Direct hotel selling and general expenses increased by 32.8% and 27.9% for the three and six months ended June 30, 1994 over prior year periods due to the new hotels and increased expenses at comparable hotels. Direct hotel selling and general expenses for comparable hotels increased by 5.7% and 6.1% for the three and six months ended June 30, 1994 over the same periods of the prior year primarily due to increased marketing and franchise fees associated with the increased revenues and increased utility and snow removal costs in the first quarter as a result of the severe winter in the Northeast.

         Occupancy and other operating expenses increased by 5.4% and 1.6% for the three and six months ended June 30, 1994 over the prior year periods due to the impact of new hotels. The increases were partially offset by decreased property and liability insurance charges based on favorable claims experience and reductions in real estate taxes as a result of tax appeals on certain properties.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the owned and managed hotels and general corporate expenses. For the three and six months ended June 30, 1994 and 1993, general and administrative expenses decreased by 2.3% and 5.3% as compared to the prior year periods primarily due to savings realized from the restructuring of the Company's centralized management operations in February 1993.

         Depreciation and amortization expense increased by 18.9% and 16.2% for the three and six months ended June 30, 1994 as compared to the same periods of the prior year due to the impact of twelve new hotel properties acquired in the past year and refurbishment efforts at several other hotels.

         Interest expense decreased by 16.2% and 15.9% for the three and six months ended June 30, 1994 as compared to the same periods of the prior year primarily due to the net reduction of approximately $25 million of debt over the past twelve months.

         Other income for the three and six months ended June 30, 1994 consists of a gain of approximately $5,900,000 related to the settlement of the Rose and Cohen note receivable. Other income for the six months ended June 30, 1994 also consists of a gain on the sale of a hotel of $985,000 and $53,000 of interest income related to tax refunds.

         Pretax extraordinary gains of approximately $100,000 and $286,000 for the three and six months ended June 30, 1994 relate to the retirement of secured notes with a face value of $8.3 million.


Liquidity and Capital Resources

         The Company believes that it has sufficient financial resources to provide for its working capital needs, capital expenditures and debt service obligations in 1994. The Company anticipates meeting its future capital needs through a combination of existing cash balances, projected cash flow from operations, conversion of other assets to cash, and a portion of the proceeds from potential debt or equity financings. The Company intends to incur mortgage financing on unencumbered properties to provide additional funds for the development and acquisition of hotels. Additionally, the Company may also fund its growth by entering into alliances with capital partners to the extent such financing is available. At June 30, 1994, the Company had cash and cash equivalents of $26.1 million and restricted cash of $9.3 million, which was primarily collateral for various debt obligations.

         Cash flow from operations was approximately $12.6 million for the six months ended June 30, 1994. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOL's") of $1.5 million. At June 30, 1994, the Company has federal NOL's relating to its predecessor, PMI, of approximately $116 million which, subject to annual limitations, expire beginning in 2005 and continuing through 2007.

         The Company's other major sources of cash for the six months ended June 30, 1994 were a settlement of a note receivable for $30.9 million, borrowings under a secured demand credit agreement of $3.7 million and scheduled collections of mortgages and notes receivable of $1.7 million.

         The Company's major uses of cash for the six months ended June 30, 1994 were payments of debt of $40.7 million, capital expenditures of $19.4 million and purchases of debt and other securities of $5.9 million.

         Debt. In April 1994, the Company retired its senior secured notes with a prepayment of $26.4 million from proceeds of the settlement of a note from Rose and Cohen and other collections from the collateral for these notes. The Company issued the notes on July 31, 1992 and retired the issue in advance of its stated maturity of July 31, 1997.

         In July 1994, the Company received consents from the required holders of its junior secured notes to remove certain debt covenants which placed limitations on the Company's hotel development spending. In consideration of the amendment consent, the Company agreed to increase the coupon interest rate from 9.2% to 10% and to shorten the maturity by one year from July 31, 2000 to July 31, 1999. The notes, currently outstanding in the amount of approximately $53 million, are now designated the 10% Senior Secured Notes of the Company.

         In July 1994, the Company entered into an agreement to obtain mortgage financing on certain of its unencumbered properties in order to fund its acquisition and development program. The agreement provides for two separate debt issues. Pursuant to the first issue, the Company anticipates borrowing approximately $35 to $40 million secured by 12 hotels. Interest will be payable at a fixed rate based on the 12 year Treasury bond at closing plus 2.75%. Principal will be payable based on a 20 year amortization with a final maturity in 15 years. Under the second issue, the Company expects to borrow approximately $7 to $8 million secured by 6 hotel properties. Interest will be payable based on a floating interest rate of LIBOR plus 3.0%. The loan will mature in 18 months. The agreement is subject to due diligence and final approval by the lender.

         In July 1994, the Company withdrew its Form S-3 Registration Statement filed with the SEC in March 1994 for purposes of registering a $100,000,000 Senior Subordinated Notes offering. The Company had planned to use the proceeds from the offering to refinance its senior and junior secured notes and to fund hotel development and acquisition. The Company elected to withdraw the offering due to rising interest rates, the availability of alternative sources of financing and the Company's ability to obtain consents to remove certain debt covenants contained in its secured notes.

         During the first quarter of 1994, the Company purchased at a discount $7.2 million of its secured notes for an aggregate purchase price of $7.0 million.

         During the first quarter of 1994, the Company purchased through a third party agent approximately $5.2 million of its secured notes for aggregate consideration of $4.8 million. These notes were held by the third party agent and were not retired due to certain restrictions under the note agreements.
The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1.1 million of these notes were retired with a portion of the proceeds from the Rose and Cohen settlement resulting in a pre-tax gain of approximately $100,000.

         As of June 30, 1994, the Company's wholly-owned subsidiary, Suites of America, Inc. ("SOA"), has $34.8 million of debt obligations, of which $14.3 million is owed to ShoLodge, Inc. ("ShoLodge"). In April 1994, SOA refinanced the $9.2 million of the debt due to ShoLodge by extending the maturities to April 1998 and ShoLodge provided financing to retire $5.1 million of bank debt due in 1994 under the same terms. Upon the occurrence of certain events including the exercise of an option by either the Company or ShoLodge under a joint venture agreement, ShoLodge will contribute its fee or mortgage interests on six hotels to SOA and hold a 50% equity interest in SOA. The $14.3 million of debt owed to ShoLodge will become debt of the joint venture and the $20.5 million of remaining debt which is due in 1995 and 1996 will be converted into equity of the joint venture.

         The Company has $34.9 million of debt obligations related to the Frenchman's Reef due in December 1996. The Company believes it will be required to seek an extension of the maturity of such debt or refinance it. The debt is secured by a first mortgage note receivable held by the Company with a book value of $50.0 million.

         Capital Investments. The Company is implementing a hotel development and acquisition program, which focuses on its proprietary limited-service brands, Wellesley Inns and AmeriSuites, and on strategically positioned full-service hotels. In July 1994, the Company opened a new Wellesley Inn in the Sawgrass section of Fort Lauderdale, Florida and is constructing another Wellesley Inn in Lakeland, Florida. The Company has begun conversion of a Howard Johnson hotel in Penns Grove, New Jersey to a Wellesley Inn and plans to convert or acquire one additional Wellesley Inn in 1994. The Company has also begun construction of an AmeriSuites hotel in Tampa, Florida and plans to develop two additional AmeriSuites in 1994. Additionally, the Company is evaluating opportunities to acquire and rehabilitate existing full-service hotels either for its own portfolio or with investors. As part of the Company's full-service acquisition program, the Company acquired the Ramada Inn in Trevose, Pennsylvania in March 1994 for $7.5 million. The Company has spent $13.3 million on its development and acquisition program through June 30, 1994 and anticipates that capital spending for its hotel development and acquisition programs in 1994 will range between $35 and $40 million. No assurance can be given that the Company will locate suitable acquisitions and thereby complete such capital expenditures in 1994.

         The Company is pursuing a program of refurbishing certain of its owned hotels and repositioning them in order to meet the local market's demand characteristics. In some instances, this may involve a change in franchise affiliation. The refurbishment and repositioning program primarily involves hotels which the Company has recently acquired through mortgage foreclosures or settlements, lease evictions/terminations or acquisitions. During the six months ended June 30, 1994, the Company spent approximately $5.4 million on capital improvements at its owned hotels, of which approximately $4.0 million related to refurbishments and repositionings on eleven owned hotels. The Company intends to spend a total of approximately $10 million on capital improvements related to its refurbishment and repositioning program at its owned hotels in 1994.

         Asset Realizations. The Company continues to negotiate settlements with mortgage and note obligors, from which it anticipates receiving cash or operating hotel assets. The Company intends to use the cash proceeds from asset conversions for debt repayments and general corporate purposes.

         In April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in its litigation with FSA to recover a payment to be made under a settlement agreement with Rose and Cohen. In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, commenced by a subsidiary of PMI during PMI's bankruptcy case. The settlement provided for Rose or his affiliate to pay the Company the sum of $25 million, all of which was paid into escrow in February 1994, plus proceeds from approximately 1.1 million shares of the Company's common stock held by Rose which will be liquidated by Rose over a period of time. FSA has asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Bankruptcy Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25,000,000 of settlement proceeds to retire certain senior secured notes. On April 21, 1994, FSA filed its notice of appeal of the Bankruptcy Court's order. On May 4, 1994, Rose sold approximately 1.0 million shares of the Company's common stock under the terms of the settlement for net proceeds of approximately $5.9 million. Subject to further court order, the Company plans to use the stock proceeds principally to retire certain secured notes. As the Rose and Cohen note had a book value of $25 million on the Company's balance sheet, approximately $5.9 million was recorded as income in the Company's statement of operations.

         In 1993, the Company reached an agreement to restructure its mortgage notes receivable secured by the Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. The plan of reorganization dated October 21, 1993, as amended on December 21, 1993 (the "FRBA Plan"), provides for the Company to receive ownership and control of the hotel through a 100% equity interest in the reorganized FRBA. A group purporting to hold proxies for a majority of limited partners has filed an objection to the disclosure statement related to the FRBA Plan. These equity holders have indicated that they intend to seek to replace the Frenchman's Reef's general partner with a new general partner that will challenge the priority and validity of the Company's mortgages. In addition, although the Company's management agreement with respect to the Frenchman's Reef has been assumed in connection with the bankruptcy case, a new general partner could seek to terminate this agreement resulting in a damage claim assertable by the Company. The Company believes that the general partner of FRBA has ceased its efforts to effect confirmation of the FRBA Plan as a result of this opposition. In light of these events, the Company is pursuing a foreclosure of its mortgages and filed a motion with the bankruptcy court seeking to lift the automatic stay to permit the commencement of a foreclosure action and filed its own competing plan of reorganization (the
"Company Plan").   The motion for relief from stay was granted by the
bankruptcy court on May 13, 1994, to permit the Company to obtain a judgment of foreclosure, but not to hold a foreclosure sale. Further, on July 11, 1994, the Company filed the Company Plan which provides for the Company to obtain sole ownership of Frenchman's Reef. A hearing on the disclosure statement for the Company Plan is scheduled for August 30, 1994. The Company is currently receiving cash payments on its mortgage notes receivable under a cash collateral order approved by the bankruptcy court. As of June 30, 1994, the Company owed $38.9 million of debt secured by the Company's mortgage on the Frenchman's Reef. The Company does not intend to obtain ownership of the Frenchman's Reef unless the lender of such debt consents.

         In May 1994, the Company acquired a full-service Ramada hotel in Clifton, New Jersey for cancellation of a note held by the Company. The Company had formerly operated the hotel under a management agreement.

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




                                                                    PRIME HOSPITALITY CORP.
                                                                    -----------------------



Date:    July 28, 1994                                      By:     /s/ David A. Simon
                                                                    -------------------------
                                                                    David A. Simon, President and
                                                                    Chief Executive Officer



Date:    July 28, 1994                                      By:     /s/ John M. Elwood
                                                                    -------------------------
                                                                    John M. Elwood, Executive
                                                                    Vice President and Chief
                                                                    Financial Officer