Form 10-Q
period 1994-09-30
PRIME HOSPITALITY CORP
filed 1994-11-14
CIK 80293

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                            Washington, D.C.  20549


(MARK ONE)
     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM                 TO
                ---------------    ----------------

                           Commission File No. 1-6869

                            PRIME HOSPITALITY CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                            22-2640625
(State or other jurisdiction of                            (I.R.S. employer)
incorporation or organization)                            identification no.)

                700 Route 46 East, Fairfield, New Jersey  07004
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

The registrant had 29,594,247 shares of common stock, $.01 par value, as of November 8, 1994.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                     INDEX


                                                                                                      PAGE
PART I.     FINANCIAL INFORMATION                                                                    NUMBER
                                                                                                     ------
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets
              September 30, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . .           1

            Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1994
              and September 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2

            Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1994
              and September 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3

            Notes to Interim Consolidated Financial Statements  . . . . . . . . . . . . . .             5


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . . . . . . . . . .             8



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .             18

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                     September 30,   December 31,
                                                         1994            1993
                                                     -------------   ------------
                    ASSETS                            (Unaudited)
                    ------
Current assets:
  Cash and cash equivalents. . . . . . . . . .           $24,623        $41,569
  Restricted cash  . . . . . . . . . . . . . .             7,615         10,993
  Accounts receivable, net of reserves . . . .             6,438          6,266
  Current portion of mortgages and other
    notes receivable . . . . . . . . . . . . .             2,754          2,275
  Accrued interest receivable  . . . . . . . .             2,374          3,954
  Other current assets . . . . . . . . . . . .             2,308          3,145
                                                     -------------   ------------
      Total current assets . . . . . . . . . .            46,112         68,202

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization  . . . . . . .           211,032        172,786
Mortgages and other notes receivable, net of
  current portion  . . . . . . . . . . . . . .           132,471        163,033
Other assets . . . . . . . . . . . . . . . . .            11,514          5,006
                                                     -------------   ------------
      TOTAL ASSETS . . . . . . . . . . . . . .          $401,129       $409,027
                                                     =============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Current portion of debt  . . . . . . . . . .            $3,862        $19,282
  Other current liabilities  . . . . . . . . .            23,192         20,787
                                                     -------------   ------------
      Total current liabilities  . . . . . . .            27,054         40,069

Long-term debt, net of current portion . . . .           157,866        168,618
Other liabilities  . . . . . . . . . . . . . .            27,264         28,976
                                                     -------------   ------------
      Total liabilities  . . . . . . . . . . .           212,184        237,663
                                                     -------------   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none
    issued . . . . . . . . . . . . . . . . . .             --              --
  Common stock, par value $.01 per share;
    50,000,000 shares authorized; 30,353,282
    and 29,988,880 shares issued and
    outstanding at September 30, 1994 and
    December 31, 1993, respectively  . . . . .               304            331
  Capital in excess of par value . . . . . . .           161,086        157,476
  Retained earnings  . . . . . . . . . . . . .            27,555         13,557
                                                     -------------   ------------

      Total stockholders' equity . . . . . . .           188,945        171,364
                                                     -------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY . . . . . . . . . . . . . . . .          $401,129       $409,027
                                                     =============   ============

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                    (In Thousands, Except Per Share Amounts)


                                         Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                           1994       1993        1994       1993
                                          -------    -------     -------    -------
    Revenues:
      Rooms . . . . . . . . . . . .       $24,911    $19,949     $64,832    $52,295
      Food and beverage . . . . . .         4,228      2,987      11,883      8,352
      Management and other fees . .         2,602      2,604       7,505      8,029
      Interest on mortgages and
        other notes receivable  . .         3,977      3,556      12,134     11,104
      Rental and other  . . . . . .           345        384         982      1,174
                                          -------    -------     -------    -------
          Total revenues  . . . . .        36,063     29,480      97,336     80,954
                                          -------    -------     -------    -------

    Costs and expenses:
      Direct hotel operating
        expenses:
        Rooms . . . . . . . . . . .         6,762      5,435      17,647     14,190
        Food and beverage . . . . .         3,524      2,625       9,488      7,262
        Selling and general . . . .         7,250      5,575      19,070     14,821
      Occupancy and other
        operating . . . . . . . . .         2,967      2,852       8,699      8,492
      General and administrative. .         3,901      3,642      11,269     11,421
      Depreciation and
        amortization  . . . . . . .         2,265      1,806       6,287      5,266
                                          -------    -------     -------    -------
          Total costs and
            expenses  . . . . . . .        26,669     21,935      72,460     61,452
                                          -------    -------     -------    -------

    Operating income  . . . . . . .         9,394      7,545      24,876     19,502

    Interest income on cash and
      other investments . . . . . .           461        253       1,492        912
    Interest expense  . . . . . . .        (3,408)    (3,936)    (10,397)   (12,247)
    Other income  . . . . . . . . .           531      1,769       7,463      1,769
                                          -------    -------     -------    -------
    Income before income taxes
      and extraordinary items . . .         6,978      5,631      23,434      9,936
    Provision for income taxes  . .         2,861      2,252       9,608      3,974
                                          -------    -------     -------    -------

    Income before extraordinary
      items . . . . . . . . . . . .         4,117      3,379      13,826      5,962
    Extraordinary items - Gains on
      discharges of indebtedness,
      net of income taxes . . . . .             3      --            172      4,057
                                          -------    -------     -------    -------

    Net income  . . . . . . . . . .        $4,120     $3,379     $13,998    $10,019
                                          =======     ======     =======    =======

    Net income per common share:
      Income before extraordinary
        items . . . . . . . . . . .          $.13       $.11        $.43       $.19
      Extraordinary items . . . . .         --         --            .01        .14
                                          -------    -------     -------    -------

    Net income per common share . .          $.13       $.11        $.44       $.33
                                          =======     ======     =======    =======


      See Accompanying Notes to Interim Consolidated Financial Statements.

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (In Thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                        1994        1993
                                                      --------   ---------
CASH FLOWS
- ----------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . .       $13,998     $10,019
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization . . . . . . .         6,287       5,266
    Gain on settlement of note receivable . . .        (5,894)      --
    Utilization of net operating loss
      carryforwards . . . . . . . . . . . . . .         2,295       2,978
    Gains on discharges of indebtedness . . . .          (291)     (6,761)
    Gain on disposal of assets  . . . . . . . .        (1,099)     (1,769)
    Compensation expense related to stock
      options . . . . . . . . . . . . . . . . .            43         225
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable . . . . . . . . . . .          (564)     (2,146)
      Accrued interest receivable . . . . . . .         1,580         393
      Other current assets  . . . . . . . . . .           784          23
      Other liabilities . . . . . . . . . . . .         1,030       4,568
                                                      --------   ---------

      Net cash provided by operating
        activities  . . . . . . . . . . . . . .        18,169      12,796
                                                      --------   ---------

Cash flows from investing activities:
  Proceeds from mortgages and other notes
    receivable  . . . . . . . . . . . . . . . .        33,799       6,609
  Disbursements for mortgages and other
    notes receivable  . . . . . . . . . . . . .        (1,100)       (354)
  Proceeds from sales of property, equipment
    and leasehold improvements  . . . . . . . .         1,053       3,736
  Purchases of property, equipment and
    leasehold improvements  . . . . . . . . . .       (28,303)     (8,325)
  Decrease in restricted cash . . . . . . . . .         3,378       9,443
  Proceeds from retirement of debt securities           1,082          --
  Purchase of debt and other securities . . . .        (5,885)         --
  Other . . . . . . . . . . . . . . . . . . . .        (1,516)        759
                                                      --------   ---------

      Net cash provided by investing
        activities. . . . . . . . . . . . . . .         2,508      11,868
                                                      --------   ---------


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (In Thousands)

                                              Nine Months Ended
                                                September 30,
                                               1994        1993
                                             --------    --------

Cash flows from financing activities:
  Proceeds from issuance of debt . . .         3,725       1,500
  Payments of debt . . . . . . . . . .       (42,479)    (28,017)
  Proceeds from the exercise of stock
    options and warrants . . . . . . .         1,056       --
  Principal proceeds from federal
    income tax refund  . . . . . . . .           189       --
  Reorganization items . . . . . . . .          (114)     (5,350)
                                             --------    --------

  Net cash used in financing
    activities . . . . . . . . . . . .       (37,623)    (31,867)
                                             --------    --------

  Net decrease in cash and cash
    equivalents  . . . . . . . . . . .       (16,946)     (7,203)

  Cash and cash equivalents at
    beginning of period  . . . . . . .        41,569      36,616
                                             --------    --------
  Cash and cash equivalents at
    end of period. . . . . . . . . . .       $24,623     $29,413
                                             ========    ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -         BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1994 and the results of its operations for the three and nine months ended September 30, 1994 and 1993 and the cash flows for the nine months ended September 30, 1994 and 1993.

         The financial statements for the three and nine months ended September 30, 1994 and 1993 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1993.
Certain reclassifications have been made to the December 31, 1993 consolidated financial statements to conform them to the September 30, 1994 presentation.

         The consolidated results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.



Note 2 -         MORTGAGES AND OTHER NOTES RECEIVABLE

         During April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in its litigation with Financial Security Assurance, Inc. ("FSA") to recover a payment to be made under a settlement agreement with Allan V. Rose and Arthur G. Cohen ("Rose and Cohen"). In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, which had been commenced by a subsidiary of the Company's predecessor, Prime Motor Inns, Inc. ("PMI") during 1991. The settlement provided for Rose or his affiliate to pay the Company the sum of $25,000,000, all of which was paid into escrow in February 1994, plus proceeds from the sale of approximately 1,100,000 shares of the Company's common stock held by Rose. FSA asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25,000,000 of settlement proceeds to retire certain secured notes (see Note 3). On April 21, 1994, FSA filed its notice of appeal of the Court's order. On May 4, 1994, Rose sold approximately 1,000,000 shares of the Company's stock under the terms of the settlement for net proceeds of $5,894,000. Subject to further court order, the Company plans to use the stock proceeds principally to retire certain secured notes.

The Rose and Cohen note had a book value of $25,000,000 on the date the proceeds were received. Therefore, $5,894,000 was recorded as income in the Company's statement of operations for the second quarter of 1994.


Note 3 -         DEBT

         During the first quarter of 1994, the Company repurchased $6,527,000 of its adjustable rate senior secured notes, $217,000 of its 8.20% senior secured notes and $461,000 of its 9.20% junior secured notes for an aggregate purchase price of $7,018,000. The repurchases resulted in pretax extraordinary gains of $187,000.

         During the first quarter of 1994, the Company purchased through a third party agent approximately $5,200,000 of its senior and junior secured notes for aggregate consideration of approximately $4,800,000. These notes are held by the third party agent and were not retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1,100,000 of the notes were retired from the proceeds of the Rose and Cohen settlement (See Note 2) resulting in a pretax extraordinary gain of approximately $100,000. In August 1994, approximately $37,000 were retired resulting in a pretax extraordinary gain of $5,000.

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


Note 4 -         INCOME TAXES

         At September 30, 1994, the Company had available federal net operating loss carryforwards of approximately $116,000,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $107,000,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company upon consummation of PMI's plan of reorganization. For the nine months ended September 30, 1994, the Company recognized $2,295,000 of such tax benefits as a contribution to stockholders' equity. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $9,400,000 which will expire during various periods from 1995 to 2007. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to a change in ownership. The utilization is further dependent on such factors as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

         In January 1994, the Company received a $189,000 tax refund relating to PMI. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company recorded the tax refund as a contribution to additional paid in capital.


Note 5 -         NET INCOME PER COMMON SHARE

         The Company has restated net income per common share for all periods to reflect a 9.4% reduction in the number of shares to be distributed under the plan of reorganization ("the Plan") of PMI. The financial statements had previously given effect to the maximum amount of 33,000,000 shares to be issued under the Plan. The Company estimates the number of shares ultimately distributed under the Plan will be reduced to 29,913,000. The final scheduled distribution of shares under the Plan is expected to occur during the fourth quarter of 1994.

         Net income per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary and fully diluted net income per share was 32,118,000 and 31,969,000 for the three and nine months ended September 30, 1994, respectively, and 30,266,000 for the three and nine months ended September 30, 1993.


Note 6 -         OTHER INCOME

         Other income for the nine months ended September 30, 1994 consists of proceeds from the settlement of the Rose and Cohen note receivable of $5,894,000, gains on sales of land and hotel assets of $1,099,000, gain on the settlement of a note receivable of $131,000, proceeds from the surrender of former officers' life insurance policies of $286,000 and $53,000 of interest income related to tax refunds.

PART I.     FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three and Nine Months Ended September 30, 1994 Compared to Three and Nine Months Ended September 30, 1993.

            The following discussion and analysis is based on the historical results of operations of the Company for the three and nine months ended September 30, 1994 and 1993. The financial information set forth below should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report and in its Annual Report on Form 10-K for the year ended December 31, 1993.

            The Company has restated net income per common share for all periods to reflect a 9.4% reduction in the number of shares to be distributed under the plan of reorganization ("the Plan") of the Company's predecessor, Prime Motor Inns, Inc. The financial statements had previously given effect to the maximum amount of 33,000,000 shares to be issued under the Plan. The Company estimates the number of shares ultimately distributed under the Plan will be reduced to 29,913,000. The final scheduled distribution of shares under the Plan is expected to occur during the fourth quarter of 1994.

            The following table presents the gross operating profit, as defined, of the Company's owned and leased hotel properties for the three and nine months ended September 30, 1994 and 1993. The hotel properties are classified into three categories: comparable hotels; new hotels; and divested hotels. At September 30, 1994, the Company owned or leased 45 hotel properties of which 31 hotel properties were owned or leased by the Company during the entire two periods presented and are classified as comparable hotels. The fourteen hotels classified as new hotels are composed of four new AmeriSuites hotels and three new Wellesley Inns which were opened after December 31, 1992, two full service hotels purchased within the past year and five hotels acquired through note receivable settlements or lease terminations within the past year. The hotel properties classified as divested hotels consist of two full-service hotels and one limited-service hotel sold in the past year.

Owned and Leased Properties
(In thousands, except for statistical information)

                                                Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              1994             1993             1994            1993
                                          ------------     ------------     ------------    ------------
 Gross operating profit (1):
   Comparable hotels  . . . . . . .          $8,989           $8,280          $25,338          $22,839
   New hotels . . . . . . . . . . .           2,596              534            5,125              732
   Divested hotels  . . . . . . . .              18              487               47              803
                                             ------          -------         --------          -------
       Total  . . . . . . . . . . .          11,603            9,301           30,510           24,374

(1) Gross operating profit is defined as room and food and beverage revenues less direct room, food and beverage and selling and general expenses. These components are presented in the following table.

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                             1994               1993             1994           1993
                                         ------------       ------------     ------------   ------------
Room revenues:
   Comparable hotels  . . . . . . .          $18,326         $17,243           $50,961         $47,604
   New hotels . . . . . . . . . . .            6,466           1,372            13,135           1,758
   Divested hotels  . . . . . . . .              119           1,334               736           2,933
                                             -------        --------          --------         -------
       Total  . . . . . . . . . . .           24,911          19,949            64,832          52,295

Food and beverage revenues:
   Comparable hotels  . . . . . . .            2,672           2,604             8,284           7,650
   New hotels . . . . . . . . . . .            1,551             260             3,553             260
   Divested hotels  . . . . . . . .                5             123                46             442
                                             -------         -------          --------         -------
       Total  . . . . . . . . . . .            4,228           2,987            11,883           8,352

Direct room expenses:
   Comparable hotels  . . . . . . .            4,685           4,599            13,014          12,614
   New hotels . . . . . . . . . . .            1,897             428             4,051             532
   Divested hotels  . . . . . . . .              180             408               582           1,044
                                               -----         -------          --------         -------
       Total  . . . . . . . . . . .            6,762           5,435            17,647          14,190

Direct food and beverage expenses:
   Comparable hotels  . . . . . . .            2,240           2,251             6,743           6,540
   New hotels . . . . . . . . . . .            1,283             221             2,720             221
   Divested hotels  . . . . . . . .                1             153                25             501
                                               -----         -------           -------          ------
       Total  . . . . . . . . . . .            3,524           2,625             9,488           7,262

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                   1994               1993             1994           1993
                                               ------------       ------------     ------------   ------------
Direct hotel selling and general expenses:
   Comparable hotels  . . . . . . .                5,084             4,717            14,150          13,261
   New hotels . . . . . . . . . . .                2,241               449             4,792             533
   Divested hotels  . . . . . . . .                  (75)              409               128           1,027
                                                   -----           -------          --------         -------
       Total  . . . . . . . . . . .                7,250             5,575            19,070          14,821

         The following table presents statistical information related to the Company's occupancy percentages, average daily rates and REVPAR (Revenue per available room) for comparable and new hotels, as defined, for the three and nine months ended September 30, 1994 and 1993. The hotel properties have been classified into the four categories of hotels owned by the Company:
Full-Service Franchised, Wellesley Inns, AmeriSuites and Limited-Service Franchised.

                                          As of
                                   September 30, 1994         Three Months Ended        Nine Months Ended
                                   Number       Number           September 30,            September 30,
                                  of Hotels    of Rooms         1994        1993         1994         1993
                                  ---------    --------       --------    --------     --------     --------
Statistical information -
  Comparable hotels:
  -----------------
    Full-Service Franchised   .      9         1,427
      Occupancy %   . . . . . .                               74.8%         79.4%        72.3%         73.2%
      Average daily rate  . . .                              $87.24        $77.91       $79.43        $72.25
      REVPAR  . . . . . . . . .                              $65.27        $61.86       $57.43        $52.89
    Wellesley Inns  . . . . . .      10        1,052
      Occupancy %   . . . . . .                               81.4%         86.0%        83.0%         85.8%
      Average daily rate  . . .                              $42.96        $40.14       $48.81        $45.64
      REVPAR  . . . . . . . . .                              $34.97        $34.52       $40.51        $39.16
    AmeriSuites   . . . . . . .      6           747
      Occupancy %   . . . . . .                               81.7%         76.5%        73.3%         68.9%
      Average daily rate  . . .                              $61.57        $57.24       $59.07        $56.07
      REVPAR  . . . . . . . . .                              $50.30        $43.79       $43.30        $38.63
    Limited-Service Franchised       6           656
      Occupancy %   . . . . . .                               72.0%         69.0%        66.1%         64.5%
      Average daily rate  . . .                              $46.17        $44.77       $46.54        $46.24
      REVPAR  . . . . . . . . .                              $33.24        $30.89       $30.76        $29.83
    Total   . . . . . . . . . .      31        3,882
      Occupancy %   . . . . . .                               77.5%         78.9%        74.3%         74.3%
      Average daily rate  . . .                              $62.96        $58.00       $61.36        $57.22
      REVPAR  . . . . . . . . .                              $48.79        $45.76       $45.59        $42.51

                                                   As of
                                            September 30, 1994        Three Months Ended       Nine Months Ended
                                            Number      Number           September 30,           September 30,
                                           of Hotels   of Rooms        1994        1993         1994         1993
                                           ---------   --------      --------    --------     --------     --------
  New hotels:
  ----------
    Full-Service Franchised   . . .            4         794
      Occupancy %   . . . . . . . .                                    71.2%       73.0%        65.0%        73.0%
      Average daily rate  . . . . .                                   $62.36      $51.31       $59.92       $51.31
      REVPAR  . . . . . . . . . . .                                   $44.40      $37.46       $38.95       $37.46
    Wellesley Inns  . . . . . . . .            3         315
      Occupancy %   . . . . . . . .                                    68.9%       --           76.6%        --
      Average daily rate  . . . . .                                   $46.93       --          $45.44        --
      REVPAR  . . . . . . . . . . .                                   $32.34       --          $34.81        --
    AmeriSuites   . . . . . . . . .            4         496
      Occupancy %   . . . . . . . .                                    65.9%       55.7%        60.5%        57.2%
      Average daily rate  . . . . .                                   $64.66      $58.30       $61.29       $57.99
      REVPAR  . . . . . . . . . . .                                   $42.61      $32.47       $37.08       $33.17
    Limited-Service Franchised  . .            3         316
      Occupancy %   . . . . . . . .                                    28.2%       37.6%        28.7%        37.6%
      Average daily rate  . . . . .                                   $33.76      $24.52       $32.07       $24.52
      REVPAR  . . . . . . . . . . .                                    $9.52       $9.22        $9.20        $9.22
    Total   . . . . . . . . . . . .            14      1,921
      Occupancy %   . . . . . . . .                                    62.1%       62.2%        56.9%        61.5%
      Average daily rate  . . . . .                                   $58.60      $51.70       $55.19       $52.94
      REVPAR  . . . . . . . . . . .                                   $36.39      $32.16       $31.40       $32.56

         Total room revenues increased by $5.0 million and $12.5 million or 24.9% and 24.0% for the three and nine months ended September 30, 1994 over the same periods in the prior year due to improved revenues at comparable hotels and the acquisition or construction of new hotels in the past year. Room revenues for comparable hotels increased by 6.3% and 7.1% for the three and nine months ended September 30, 1994 compared to the same periods of the prior year. The increases were due to improvements in average daily rate which increased by $4.96 and $4.14 or 8.6% and 7.2% for the three and nine month periods reflecting repositioning and refurbishment efforts at several hotels and improving industry fundamentals. The strongest average daily rate growth was achieved in the Company's Full-Service Franchised hotels where most of the refurbishing projects have been performed. Occupancy rates for comparable hotels decreased by approximately one percentage point for the three month period as a result of the Company's strategy to increase average daily rates, particularly at the Full-Service Franchised hotels. For the nine months ended September 30, 1994, the comparable hotels' occupancy rates were even with the prior year.

         Food and beverage revenues increased by 41.5% and 42.3% for the three and nine months ended September 30, 1994 as compared to the same periods of the prior year primarily due to the impact of three Full-Service Franchised hotels acquired in the past year. Food and beverage revenues for comparable hotels increased by 2.6% and 8.3% for the three and nine months ended September 30, 1994 compared to the same period of the prior year primarily as a result of improved banquet sales and three new sports lounges. The increases were offset by lower food revenues at other Company owned restaurants.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to managed hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. The Company currently manages 39 hotels for third parties. Management and other fees decreased by 6.5% for the nine months ended September 30, 1994 as compared to the same period of the prior year primarily due to the Company's acquisition of four of its managed hotels since August 1993. In addition, while the Company has added three new management contracts in the past year, independent owners have divested six hotels during that period. The decreases have been partially offset by increases in management fees attributable to improved hotel revenues in the remaining properties.

         Interest income for the three and nine months ended September 30, 1994 and 1993 primarily related to mortgages secured by 11 managed hotels including the Marriott's Frenchman's Reef Beach Resort ("Frenchman's Reef"). Interest income on mortgages and notes increased by 11.8% and 9.3% for the three and nine months ended September 30, 1994 as compared to the same periods of the prior year primarily due to interest recognized on subordinated or junior mortgages which remit payment based on hotel cash flow ("cash flow notes").
For the three and nine months ended September 30, 1994, interest income recognized on cash flow notes increased to $479,000 and $1.6 million from $201,000 and $517,000 for the same periods of the prior year primarily due to the execution of new cash flow note agreements on three hotels. During the nine months ended September 30, 1994, the Company also received $181,000 of interest income on its note receivable from Rose and Cohen. During 1993, the Company recorded no interest income on this note.

         Approximately $3.6 million and $3.2 million of interest income for the nine months ended September 30, 1994 and 1993, respectively, was derived from the Company's $50 million note receivable secured by the Frenchman's Reef. Under the terms of a proposed restructuring of the note, the Company will obtain ownership and control of the Frenchman's Reef (see Liquidity and Capital Resources). If consummated, the impact of this restructuring on operating income is expected to be minimal, as direct revenues, expenses and depreciation will increase and interest income and management fees will decrease.

         Direct room expenses increased by 24.4% for both the three and nine months ended September 30, 1994 over the same periods of the prior year due to the impact of the new hotels. Direct room expenses for comparable hotels increased by 1.9% and 3.2% for the three and nine months ended September 30, 1994 over the prior year periods which was slightly lower than the general inflation rate. For comparable hotels, margins improved to approximately 74% for the three and nine months ended September 30, 1994 from 73% in the prior year periods due to higher average daily rates which have risen faster than expenses.

         Direct food and beverage expenses increased by 34.2% and 30.7% for the three and nine months ended September 30, 1994 due to the impact of new hotels. Direct food and beverage margins increased to approximately 17% and 20% for the three and nine months ended September 30, 1994 as compared to 12% and 13% in the prior year periods. The improvements in gross margins are attributable to increased revenues in the higher margin areas such as banquet departments and sports lounges.

         Direct hotel selling and general expenses consist primarily of hotel expenses which are not specifically allocated to rooms or food and beverage activities such as administration, selling and advertising, utilities and repairs and maintenance. Direct hotel selling and general expenses increased by 30.0% and 28.7% for the three and nine months ended September 30, 1994 over prior year periods due to the new hotels and increased expenses at comparable hotels. Direct hotel selling and general expenses for comparable hotels increased by 7.8% and 6.7% for the three and nine months ended September 30, 1994 over the same periods of the prior year primarily due to expenses associated with the increased revenues such as marketing expenses, incentive payments and franchise fees. For the nine months ended September 30, 1994 direct selling and general expenses also increased due to higher utility and snow removal costs in the first quarter as a result of the severe winter in the Northeast.

         Occupancy and other operating expenses increased by 4.0% and 2.4% for the three and nine months ended September 30, 1994 over the prior year periods due to the impact of new hotels. The increases were partially offset by decreased property and liability insurance charges based on favorable claims experience and reductions in real estate taxes as a result of tax appeals on certain properties.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the owned and managed hotels and general corporate expenses. For the nine months ended September 30, 1994 and 1993, general and administrative expenses decreased by 1.3% as compared to the prior year periods primarily due to savings realized from the restructuring of the Company's centralized management operations in 1993. For the three months ended September 30, 1994, general and administrative expenses increased by 7.1% primarily due to increased corporate marketing expenses.

         Depreciation and amortization expense increased by 25.4% and 19.4% for the three and nine months ended September 30, 1994 as compared to the same periods of the prior year due to the impact of new hotel properties acquired in the past year and refurbishment efforts at several hotels.

         Interest expense decreased by 13.4% and 15.1% for the three and nine months ended September 30, 1994 as compared to the same periods of the prior year primarily due to the net reduction of approximately $28 million of debt over the past twelve months.

         Other income for the three months ended September 30, 1994 consisted of gains on sales of land and hotel assets of $241,000 and proceeds from the surrender of former officers' life insurance policies of $286,000. Other income for the nine months ended September 30, 1994 also consists of a gain of approximately $5,900,000 related to the settlement of the Rose and Cohen note receivable and other gains on sales of hotels of approximately $1 million.For the three and nine months ended September 30, 1993, other income consisted of gains on sales of land and hotels of $1,144,000 and the settlement of closing adjustments of $625,000 related to the sale of a hotel in a prior year.

         Pretax extraordinary gains of approximately $5,000 and $291,000 for the three and nine months ended September 30, 1994 relate to the retirement of secured notes with a face value of $8.3 million. Pretax extraordinary gains of approximately $6.8 million for the nine months ended September 30, 1993 relate to the retirement of debt with a face value of $25.8 million.


Liquidity and Capital Resources

         The Company believes that it has sufficient financial resources to provide for its working capital needs, capital expenditures and debt service obligations. The Company anticipates meeting its future capital needs through a combination of existing cash balances, projected cash flow from operations, conversion of other assets to cash and proceeds from potential debt or equity financings. The Company also intends to incur mortgage or sale/leaseback financing on unencumbered properties to provide additional funds for the development and acquisition of hotels. At September 30, 1994, the Company had cash and cash equivalents of $24.6 million and restricted cash of $7.6 million, which was primarily collateral for various debt obligations.

         Cash flow from operations was approximately $18.2 million for the nine months ended September 30, 1994. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOL's") of $2.3 million. At September 30, 1994, the Company has federal NOL's relating to its predecessor, PMI, of approximately $116 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         The Company's other major sources of cash for the nine months ended September 30, 1994 were a settlement of the Rose and Cohen note receivable for $30.9 million, borrowings under a secured demand credit agreement of $3.7 million and other collections of mortgages and notes receivable of $2.9 million.

         The Company's major uses of cash for the nine months ended September 30, 1994 were payments of debt of $42.5 million, capital expenditures of $28.3 million and purchases of debt and other securities of $5.9 million.

         Debt. In April 1994, the Company retired its senior secured notes with a prepayment of $26.4 million from proceeds of the settlement of a note from Rose and Cohen and other collections from the collateral for these notes. The Company issued the notes on July 31, 1992 and retired the issue in advance of its stated maturity of July 31, 1997.

         In July 1994, the Company received consents from the required holders of its junior secured notes in the amount of $53 million to remove certain debt covenants which placed limitations on the Company's hotel development spending. In consideration of the amendment consent, the Company agreed to increase the coupon interest rate from 9.2% to 10% and to shorten the maturity by one year from July 31, 2000 to July 31, 1999.

         The Company has entered into an agreement to obtain mortgage financing of $11 million on two of its unencumbered properties in order to fund its acquisition and development program. The Company had originally contemplated including ten additional properties in this financing but revised the agreement due to the availability of alternative sources of financing. Interest will be payable at a fixed rate based on the 10-year Treasury bond at closing plus 3.15%. Principal will be payable based on a 20-year amortization with a final maturity in 10 years.

         The Company has also entered into an agreement to sell and leaseback seven of its hotels which the Company anticipates will provide cash proceeds in the range of $28 to $40 million to be utilized for development and acquisition purposes. The agreement provides for a fifteen year lease term and a repurchase obligation equal to the unamortized portion of the sales price. Rentals will be calculated based on interest at the prime rate plus 1% on the buyer's investment and will also include a percentage rental in excess of net profit, as defined. The transaction is subject to contingencies including the buyer's ability to obtain financing.

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

         During the first quarter of 1994, the Company purchased through a third party agent approximately $5.2 million of its secured notes for aggregate consideration of $4.8 million. These notes were held by the third party agent and were not retired due to certain restrictions under the note agreements.
The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1.1 million of these notes were retired with a portion of the proceeds from the Rose and Cohen settlement resulting in a pre-tax gain of approximately $100,000. In August, approximately $37,000 were retired resulting in a pretax gain of $5,000.

         As of September 30, 1994, the Company's wholly-owned subsidiary, Suites of America, Inc. ("SOA"), has $34.0 million of debt obligations, all of which is owed to ShoLodge, Inc. ("ShoLodge"). In April 1994, SOA refinanced the $9.2 million of the debt due to ShoLodge in 1994 by extending the maturities to April 1998 and ShoLodge provided financing to retire $5.1 million of bank debt due in 1994 under the same terms. Upon the occurrence of certain events including the exercise of an option by either the Company or ShoLodge under a joint venture agreement, ShoLodge will contribute its fee or mortgage interests on six hotels to SOA and hold a 50% equity interest in SOA which will then consist of twelve AmeriSuites hotels. The $14.3 million of refinanced debt owed to ShoLodge will become debt of the joint venture and the $19.7 million of remaining debt will be converted into debt or equity of the joint venture.

         The Company has $34.9 million of debt obligations related to the Frenchman's Reef due in December 1996. The Company intends to seek an extension of the maturity of such debt or refinance it. The debt is secured by a first mortgage note receivable held by the Company with a book value of $50.0 million.

         Capital Investments. The Company is implementing a hotel development and acquisition program, which focuses on its proprietary limited-service brands, Wellesley Inns and AmeriSuites, and on strategically positioned
full-service hotels.    The Company has spent $19.0 million on its development
and acquisition program through September 30, 1994 and anticipates that capital spending for its hotel development and acquisition programs in 1994 will range between $50 and $55 million. During the quarter, new Wellesley Inns were opened in Lakeland, Florida and the Sawgrass section of Ft. Lauderdale, Florida. The Company is on schedule to open a newly constructed AmeriSuites hotel in Tampa, Florida and to complete the conversion of an existing Howard Johnson hotel to a Wellesley Inn in Penns Grove, New Jersey in November. The Company also has entered into contracts to develop additional AmeriSuites in Atlanta, Georgia; Greensboro, North Carolina; Miami, Florida and Altamonte Springs, Florida. Additionally, the Company is evaluating opportunities to acquire and rehabilitate existing full-service hotels either for its own portfolio or with investors. As part of the Company's full-service acquisition program, the Company acquired the Ramada Inn in Trevose, Pennsylvania in March and will acquire the 340 room Sheraton Hotel in Hasbrouck Heights, New Jersey and the 225 room Sheraton hotel in Mahwah, New Jersey in the fourth quarter. Both prospective acquisition agreements are subject to certain contingencies.

         The Company is pursuing a program of refurbishing certain of its owned hotels and repositioning them in order to meet the local market's demand characteristics. In some instances, this may involve a change in franchise affiliation. The refurbishment and repositioning program primarily involves hotels which the Company has recently acquired through mortgage foreclosures or settlements, lease evictions/terminations or acquisitions. During the nine months ended September 30, 1994, the Company spent approximately $8.6 million on capital improvements at its owned hotels, of which approximately $6.8 million related to refurbishments and repositionings on thirteen owned hotels. The Company intends to spend a total of approximately $10 million on capital improvements related to its refurbishment and repositioning program in 1994.

         Asset Realizations. The Company continues to negotiate settlements with mortgage and note obligors, from which it anticipates receiving cash or operating hotel assets. The Company intends to use the cash proceeds from asset conversions for debt repayments and general corporate purposes.

         In April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in its litigation with FSA to recover a payment to be made under a settlement agreement with Rose and Cohen. In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, commenced by a subsidiary of PMI during 1991. The settlement provided for Rose or his affiliate to pay the Company the sum of $25 million, all of which was paid into escrow in February 1994, plus proceeds from approximately 1.1 million shares of the Company's common stock held by Rose. FSA asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25,000,000 of settlement proceeds to retire certain senior secured notes. On April 21, 1994, FSA filed its notice of appeal of the Court's order. On May 4, 1994, Rose sold approximately
1.0 million shares of the Company's common stock under the terms of the settlement for net proceeds of approximately $5.9 million. Subject to further court order, the Company plans to use the stock proceeds principally to retire certain secured notes. As the Rose and Cohen note had a book value of $25 million on the Company's balance sheet, approximately $5.9 million was recorded as income in the Company's statement of operations.

         In 1993, the Company reached an agreement to restructure its mortgage notes receivable secured by the Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. The plan of reorganization dated October 21, 1993, as amended on December 21, 1993 (the "FRBA Plan"), provides for the Company to receive ownership and control of the hotel through a 100% equity interest in the reorganized FRBA. A group purporting to hold proxies for a majority of limited partners filed an objection to the disclosure statement related to the FRBA Plan. On July 11, 1994, the Company filed the Company Plan which provides for the Company to obtain sole ownership of Frenchman's Reef. The Company Plan was later revised to reflect a settlement reached with the limited partners. The revised disclosure statement for the Company Plan was approved by the bankruptcy court on October 18, 1994. A confirmation hearing is scheduled for November 29, 1994. The Company is currently receiving cash payments on its mortgage notes receivable under a cash collateral order approved by the bankruptcy court.

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




                                                PRIME HOSPITALITY CORP
                                                ----------------------



Date:    November 9, 1994                 By:   /s/ David A. Simon
                                                -------------------------
                                                David A. Simon, President and
                                                Chief Executive Officer



Date:    November 9, 1994                 By:   /s/ John M. Elwood
                                                -------------------------
                                                John M. Elwood, Executive
                                                Vice President and Chief
                                                Financial Officer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule