Form 10-K405
period 1994-12-31
PRIME HOSPITALITY CORP
filed 1995-03-10
CIK 80293

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  --------
                                  FORM 10-K
(MARK ONE)
    x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   ---
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
   ---
                                               OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM       TO
                                          -----    -----

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          Name of each exchange
   Title of each class                                     on which registered
   -------------------                                    ---------------------
       Common Stock,                                     New York Stock Exchange
Par Value $.01 Per Share

   Securities registered pursuant to Section 12(g) of the Act:  Warrants To
                            Purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x     No
                                              -------    -------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     x
                             ---------

      The aggregate market value of the registrant's common stock held by non-affiliates on March 8, 1995 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $282,643,000.

      The Registrant had 30,556,385 shares of Common Stock outstanding as of March 8, 1995.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   x    No
                         -------   -------


===============================================================================

THIS ANNUAL REPORT ON FORM 10-K IS SUBMITTED FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 FOR PRIME HOSPITALITY CORP., A DELAWARE CORPORATION ("THE COMPANY" OR "PRIME"), AND ITS PREDECESSOR CORPORATION PRIME MOTOR INNS, INC. ("PMI"). ON JULY 31, 1992 (THE "EFFECTIVE DATE"), PMI MERGED WITH AND INTO THE COMPANY, WHICH PRIOR TO SUCH MERGER HAD BEEN A WHOLLY-OWNED SUBSIDIARY OF PMI. THE COMPANY WAS THE SURVIVING CORPORATION IN THE MERGER. THE COMPANY IMPLEMENTED "FRESH START REPORTING" ON JULY 31, 1992 AND CHANGED ITS FISCAL YEAR END FROM JUNE 30 TO DECEMBER 31.

THIS REPORT CONTAINS THE (A) COMPANY'S CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1992, DECEMBER 31, 1993 AND 1994 AND CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE FIVE MONTHS ENDED DECEMBER 31, 1992 AND THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND (B) PMI'S CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1992 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED JUNE 30, 1992 AND THE ONE MONTH ENDED JULY 31, 1992.

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

                              PART I and PART II

Items 1 and 2.    Business and Properties

General

                                   BUSINESS

THE COMPANY

     Prime is a leading hotel owner/operator with a portfolio of 86 hotels totalling 12,617 rooms. Located primarily in secondary markets in 19 states and the U.S. Virgin Islands, Prime's hotels operate either under franchise agreements with hotel brands such as Marriott, Radisson, Sheraton, Holiday Inn, Ramada and Howard Johnson, or under the Company's proprietary brand names, AmeriSuites(R) and Wellesley Inns(R). The Company owns or leases 49 hotels and manages 37 hotels for third parties. Prime holds financial interests in the form of mortgages or profit participations in 17 of the Managed Hotels. In total, the Company has equity or financial interests in 66 hotels containing approximately 10,000 rooms.

     The Company operates in three major lodging industry segments: full-service, all-suites and limited-service. Approximately 53% of Prime's hotel rooms are in full-service hotels. The AmeriSuites hotels, which comprise approximately 12% of the Company's hotel rooms, are mid-priced, all-suites hotels, situated near office parks and travel destinations in the Southern and Central United States. Prime also competes in the limited-service segment, which comprises approximately 35% of its hotel rooms, primarily through its economically priced Wellesley Inns, which are located in Florida, the Middle Atlantic and the Northeast.

     Prime is fundamentally committed to hotel equity ownership. Significant elements of Prime's ownership strategy are strong in-house hotel management and control of its proprietary brands, both of which have contributed to improved hotel operating performance. Reflecting Prime's operating strengths, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1993, as reported by industry sources, by approximately 25% for full-service hotels, 21% for all-suites hotels and 6% for limited-service hotels.

     The Company's growth strategy is to:

     - generate improved results at existing hotels through increased operating efficiencies;

     - acquire full-service hotels with potential for operating and marketing improvements; and

     - expand the AmeriSuites hotel brand to meet growing all-suites segment demand.

     The Company's strategy for improving results at its existing hotels includes using sophisticated operating, marketing and financial systems and capitalizing on the operating leverage inherent in the lodging industry. Implementation of the Company's strategy, together with positive industry trends, has produced significantly improved performance in recent years. Exemplifying the Company's operating leverage, during 1994 room revenues increased 7.4% while net operating income increased 17.0%, as compared to the prior year, for Company-owned comparable hotels, which are hotels that have been open for all of 1993 and 1994. Lodging industry analysts expect further improvement for the lodging sector, and the Company expects to continue to improve the performance of its existing hotels.

     The Company seeks to capitalize on its strength as a full-service hotel owner/operator and the favorable outlook for the full-service segment by continuing to pursue the acquisition of full-service hotels. In 1994 the Company acquired four full-service hotels with approximately 1,000 rooms. With a continued industry outlook for limited new room supply, steady demand growth and acquisition prices at discounts to replacement cost in the full-service segment, Prime believes that the acquisition of full-service hotels will continue to provide significant growth opportunities.

     Prime is also committed to developing its AmeriSuites all-suites hotel brand. The Company believes that AmeriSuites provides an excellent guest experience, and offers desirable suite accommodations and other amenities at mid-scale prices. The performance of AmeriSuites improved significantly in 1994 with REVPAR and net operating income for comparable hotels increasing by 13.1% and 19.3% over 1993, respectively. During the first quarter of 1995, the Company will acquire the option of ShoLodge, Inc. to purchase a 50% interest in 11 of the Company's 12 AmeriSuites hotels and will also acquire the only AmeriSuites hotel not already owned by Prime (collectively, the "ShoLodge Transaction"), thereby establishing Prime's exclusive control over the AmeriSuites brand. In 1994 the Company opened four new AmeriSuites. The Company currently plans to open or commence construction of ten new AmeriSuites in 1995 with approximately 1,250 rooms. The Company already owns six development sites for new AmeriSuites hotels and has begun construction at sites in Atlanta, Greensboro and Miami.

     The Company is the successor in interest to Prime Motor Inns, Inc. and certain of its subsidiaries ("PMI"), which restructured its operations and capital structure pursuant to a bankruptcy reorganization completed on July 31, 1992. Under its restructuring, PMI recruited new management and directors, reduced its liabilities by $448.8 million, revalued its assets to reflect fair market value, and eliminated unprofitable contract commitments. During the period from July 31, 1992 through December 31, 1994, the Company further reduced its debt by $82.6 million from $266.4 million to $183.8 million, and reduced its portfolio of notes receivable through cash collections and collateral recoveries by $143.4 million from $226.6 million to $83.2 million. In the process, the Company increased its investment in hotel fixed assets by $138.9 million from $160.4 million to $299.3 million, and increased shareholders' equity by $68.5 million from $135.6 million to $204.1 million. With a strengthened balance sheet, a diminished note receivable portfolio and a significantly increased base of Owned Hotels, the Company believes that it is well positioned to implement its growth strategy.

LODGING INDUSTRY

  Overview

     As a leading owner/operator of hotels, Prime believes that it is well positioned to benefit from the continuing recovery occurring in the lodging industry. The recovery has been driven by a favorable supply/demand imbalance resulting primarily from increased economic activity and the sharp decline in the growth of the supply of new hotel rooms since 1991. Demand growth exceeded new supply growth by 3.0% in 1993 and by 3.3% in 1994. Since 1991, demand growth has outpaced new room supply growth, resulting in an increase in industry-wide occupancy levels from 60.9% in 1991 to 65.2% in 1994. Higher occupancy levels have allowed the industry to increase rates. In 1994, ADR increased by 3.8% over 1993 levels, marking the first inflation-adjusted ADR growth since 1986. REVPAR increased by 7.3% in 1994. Because of the operating leverage inherent in the lodging industry, increases in REVPAR have had a major impact on hotel operating performance, with industry pretax profits growing from breakeven levels in 1992 to approximately $4.6 billion in 1994, as estimated by Smith Travel Research.

  U.S. Lodging Industry Profile

     The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the Company's hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; and the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia, Maryland and Delaware. The table also includes operating data concerning the three price levels in which the Company competes: upscale, mid-price and economy.

                      OPERATING PERFORMANCE FOR THE TWELVE MONTHS                             % CHANGE IN:
                                   ENDED DECEMBER 31                    ---------------------------------------------------------
                  ---------------------------------------------------
                                                                           ROOM SUPPLY         ROOM DEMAND           REVPAR
                   OCCUPANCY PERCENTAGE                ADR              -----------------   -----------------   -----------------
                  ----------------------     ------------------------    1993      1994      1993      1994      1993      1994
                  1992     1993     1994      1992     1993     1994    V. 1992   V. 1993   V. 1992   V. 1993   V. 1992   V. 1993
                  ----     ----     ----     ------   ------   ------   -------   -------   -------   -------   -------   -------
United States.... 61.9%    63.1%    65.2%    $59.62   $61.30   $63.63     1.0%      1.4%      4.0%      4.7%       4.8%      7.3%

BY REGION:
Middle
  Atlantic....... 61.8%    64.2%    66.5%    $77.03   $78.79   $84.03     0.6%      0.4%      4.8%      4.0%       6.3%     10.5%
South Atlantic... 62.7%    64.0%    65.4%    $59.29   $60.47   $62.09     0.7%      1.1%      4.1%      3.2%       4.1%      4.9%

BY SERVICE
  (PRICE LEVEL):
Upscale.......... 64.7%    66.8%    68.0%    $73.11   $72.05   $74.32     0.9%      2.0%      2.9%      3.8%       1.7%      5.0%
Mid-Price........ 62.9%    63.9%    65.3%    $53.98   $54.99   $56.78     1.4%      2.0%      2.9%      4.2%       3.5%      5.5%
Economy.......... 61.4%    61.3%    62.1%    $43.76   $42.66   $44.21     0.8%      1.1%      1.6%      2.6%      (2.7)%     5.0%

     Lodging industry analysts expect further improvement for the lodging sector. The primary reasons contributing to continued growth include:

     - Overall supply growth is expected to remain modest in 1995 and 1996 as replacement costs continue to exceed acquisition prices and the availability of construction financing remains limited. However, these disincentives are not equally prevalent in all segments of the industry as evidenced by the new supply growth in the budget and economy price levels.

     - Room demand growth is expected to continue due to continued economic growth, expected increases in leisure and international travel and favorable demographics.

     - Higher occupancy rates have provided the industry with pricing power as evidenced by the 3.8% increase in ADR in 1994, which outpaced the growth in the consumer price index.

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Owned and Managed Hotels as of December 31, 1994:

                                                          MANAGED WITH
                                                           FINANCIAL
                                           OWNED(1)       INTEREST(2)     OTHER MANAGED         TOTAL
                                        --------------   --------------   --------------   ---------------
                                        HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                                        ------   -----   ------   -----   ------   -----   ------   ------
FULL-SERVICE:
Marriott..............................     1      517       0        0       1      525       2      1,042
Radisson..............................     0        0       1      204       1      192       2        396
Sheraton..............................     4      927       0        0       0        0       4        927
Holiday Inn...........................     2      362       4      868       0        0       6      1,230
Ramada................................     9     1,494      4      912       2      277      15      2,683
Howard Johnson........................     0        0       2      326       1      115       3        441
                                          --               --               --               --
                                                 -----            -----            -----            ------
          Total Full-Service..........    16     3,300     11     2,310      5     1,109     32      6,719
ALL SUITES:
AmeriSuites(3)........................    12     1,497      0        0       0        0      12      1,497
LIMITED-SERVICE:
Wellesley Inn.........................    14     1,505      5      478      11     1,030     30      3,013
Howard Johnson........................     6      610       1      149       2      284       9      1,043
Other.................................     1      140       0        0       2      205       3        345
                                          --               --               --               --
                                                 -----            -----            -----            ------
          Total Limited-Service.......    21     2,255      6      627      15     1,519     42      4,401

          Total.......................    49     7,052     17     2,937     20     2,628     86     12,617
                                        =====    =====   =====    =====   =====    =====   =====    ======

- ---------------
(1) Of the 49 Owned Hotels, nine are leased. The leases covering the Company's leased hotels provide for fixed lease rents and, in most instances, additional percentage rents based on a percentage of room revenues. The leases also generally require the Company to pay the cost of repairs, insurance and real estate taxes. In addition, some of the Company's Owned Hotels are located on land subject to long-term leases, generally for terms in excess of the depreciable lives of the improvements.

(2) Seventeen Managed Hotels in which the Company holds a mortgage or profit participation on the property.

(3) Eleven of the AmeriSuites presently owned by the Company are managed by ShoLodge but will be managed by the Company effective March 31, 1995.

     The following table sets forth the location of the Company's hotels as of December 31, 1994:

                                                MANAGED WITH
                                                 FINANCIAL
                            OWNED(1)            INTEREST(2)          OTHER MANAGED             TOTAL
                        ----------------     ------------------     ----------------     -----------------
                        HOTELS     ROOMS     HOTELS       ROOMS     HOTELS     ROOMS     HOTELS     ROOMS
                        ------     -----     ------       -----     ------     -----     ------     ------
Arizona...............     1        118        --           --        --         --         1          118
Arkansas..............     1        130        --           --        --         --         1          130
California............    --         --        --           --         1         95         1           95
Connecticut...........     4        589        --           --        --         --         4          589
Delaware..............     1        142        --           --        --         --         1          142
Florida...............    13       1,417        3          395         5        527        21        2,339
Georgia...............     1        114        --           --         1        189         2          303
Indiana...............     1        126        --           --        --         --         1          126
Kansas................     1        126        --           --        --         --         1          126
Kentucky..............     1        126        --           --        --         --         1          126
Maryland..............    --         --        --           --         2        609         2          609
Nevada................     1        201        --           --        --         --         1          201
New Jersey............    11       1,691       10         2,021        4        559        25        4,271
New York..............     4        577         1           99         4        361         9        1,037
Ohio..................     3        380        --           --        --         --         3          380
Oregon................     1        161        --           --        --         --         1          161
Pennsylvania..........     1        280         3          422         1         90         5          792
Tennessee.............     2        251        --           --        --         --         2          251
Virginia..............     1        106        --           --         2        198         3          304
Virgin Islands........     1        517        --           --        --         --         1          517
                          --       -----       --         -----       --       -----       --       ------
          Total.......    49       7,052       17         2,937       20       2,628       86       12,617
                        =====      =====     =====        =====     =====      =====     =====      ======

- ---------------
(1) Of the 49 Owned Hotels, nine are leased. The leases covering the Company's leased hotels provide for fixed lease rents and, in most instances, additional percentage rents based on a percentage of room revenues. The leases also generally require the Company to pay the cost of repairs, insurance and real estate taxes. In addition, some of the Company's Owned Hotels are located on land subject to long-term leases, generally for terms in excess of the depreciable lives of the improvements.

(2) Seventeen Managed Hotels in which the Company holds a mortgage or profit participation on the property.

     The following table sets forth for the five years ended December 31, 1994, annual operating data for the 49 hotels in the Company's portfolio as of December 31, 1994. Operating data for the hotels built or acquired during the five-year period are presented from the date such hotel commenced operations or became an Owned Hotel. For purposes of showing operating trends, the results of six hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been owned by the Company since the Company began managing the hotels.

                                           MANAGED WITH FINANCIAL
                       OWNED                      INTEREST                   OTHER MANAGED                   TOTAL
            ---------------------------  ---------------------------  ---------------------------  -------------------------
               HOTELS         ROOMS         HOTELS         ROOMS         HOTELS         ROOMS         HOTELS       ROOMS
            ------------- -------------  ------------- -------------  ------------- -------------  ------------ ------------
1990......        33          5,013            16          2,710            17          2,235           66          9,958
1991......        34          5,143            17          2,957            17          2,234           68         10,334
1992......        37          5,476            17          2,951            17          2,236           71         10,663
1993......        42          6,116            17          2,946            18          2,347           77         11,409
1994......        49          7,052            17          2,937            20          2,628           86         12,617

            OCCUPANCY    ADR     REVPAR  OCCUPANCY    ADR     REVPAR  OCCUPANCY    ADR     REVPAR  OCCUPANCY    ADR    REVPAR
            ---------   ------   ------  ---------   ------   ------  ---------   ------   ------  ---------   ------  ------
1990......     64.0%    $69.99   $44.81     72.6%    $58.39   $42.38     68.2%    $59.77   $40.78     67.5%    $63.88  $43.14
1991......     64.7      64.45   41.70      64.2      57.95   37.19      65.7      59.79   39.31      64.8      61.61  39.91
1992......     66.4      64.70   42.97      69.5      60.04   41.75      69.3      59.52   41.24      67.9      62.23  42.26
1993......     70.3      66.66   46.88      70.8      61.68   43.68      72.5      60.19   43.61      70.9      63.95  45.34
1994......     68.4      68.80   47.04      70.4      65.96   46.44      72.1      61.88   44.60      69.7      66.51  46.35

  Full-Service Hotels

     The Company currently operates 32 full-service hotels under franchise agreements with Marriott, Radisson, Sheraton, Holiday Inn (including Crowne Plaza), Ramada and Howard Johnson. The full-service hotels are concentrated in the Northeast region of the United States. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for full-service hotels consists primarily of business travelers and tourists. Consequently, the Company's sales force markets to companies which have a significant number of employees travelling in the Company's operating regions who consistently produce a high volume demand for hotel room nights. In addition, the Company's sales force actively markets meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings.

     The Company owns and operates one resort hotel, the Frenchman's Reef in St. Thomas, U.S. Virgin Islands. The Frenchman's Reef is a 517-room resort hotel which includes a 421-room eight-story building and 96 rooms in the adjacent Morningstar Beach Resort. The Frenchman's Reef has seven restaurants, extensive convention facilities, complete sports and beach facilities and a self-contained total energy and desalinization system. The Frenchman's Reef is marketed directly through its own sales force in New York City and at the hotel, and through the Marriott reservation system. The Frenchman's Reef markets primarily to tour groups, corporate meetings, conventions and individual vacationers.

     The full-service hotels generally have between 150 and 300 rooms, pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and facsimile services. In order to enhance guest satisfaction, the Company has recently introduced or expanded theme concept lounges such as sports bars, fifties clubs and country and western bars in a number of its hotels. In recent years, the Company has received recognition from various franchisors and associations for its hotel quality and service.

     The following table sets forth for the five years ended December 31, 1994, annual operating data for the 32 full-service hotels in the Company's portfolio as of December 31, 1994. Operating data for the hotels built or acquired during the five-year period are presented from the date such hotel commenced operations. For purposes of showing operating trends, the results of six hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been owned by the Company since the Company began managing the hotels.

                                           MANAGED WITH FINANCIAL
                       OWNED                      INTEREST                   OTHER MANAGED                   TOTAL
            ---------------------------  ---------------------------  ---------------------------  -------------------------
               HOTELS         ROOMS         HOTELS         ROOMS         HOTELS         ROOMS         HOTELS       ROOMS
            ------------- -------------  ------------- -------------  ------------- -------------  ------------ ------------
1990......        15          3,032            10          2,079            4             992           29          6,103
1991......        15          3,032            11          2,327            4             992           30          6,351
1992......        15          3,017            11          2,322            4             995           30          6,334
1993......        15          3,015            11          2,317            5           1,110           31          6,442
1994......        16          3,300            11          2,310            5           1,109           32          6,719

            OCCUPANCY     ADR    REVPAR  OCCUPANCY     ADR    REVPAR  OCCUPANCY     ADR    REVPAR  OCCUPANCY     ADR   REVPAR
            ---------   -------  ------  ---------   -------  ------  ---------   -------  ------  ---------   ------- ------
1990......     61.8%    $ 84.41  $52.16     71.6%    $ 61.72  $44.17     60.5%    $ 84.77  $51.27     65.1%    $ 75.55 $49.16
1991......     63.0       77.76  48.96      62.4       60.81  37.95      61.6       82.44  58.74      62.5       72.55 45.37
1992......     64.2       79.27  50.89      68.8       62.99  43.30      66.1       82.83  54.81      66.2       73.63 48.72
1993......     69.8       83.02  57.94      69.7       64.86  45.22      67.2       84.09  56.47      69.4       76.51 53.06
1994......     67.7       88.33  59.77      70.0       69.79  48.85      69.3       86.69  60.08      68.8       81.26 55.90

     The Company believes opportunities exist for acquisitions of full-service hotels at attractive multiples of cash flow or at significant discounts to replacement values. During 1994, the Company acquired the 183-room Ramada Inn in Clifton, New Jersey, the 280-room Ramada Inn in Trevose, Pennsylvania, which the Company has since converted to a Radisson, the 340-room Sheraton in Hasbrouck Heights, New Jersey and the 225-room Sheraton hotel in Mahwah, New Jersey. In addition, the Company obtained ownership of the 517-room Frenchman's Reef hotel through a note receivable settlement in 1994. The Company currently plans to pursue the acquisition of additional full-service hotels in 1995. With a continued outlook for limited new room supply, steady demand growth and acquisition prices at discounts to replacement cost in the full-service segment, Prime believes that the acquisition of full-service hotels will continue to provide significant growth opportunities.

     The majority of the Company's repositioning efforts have been performed at the full-service hotels. During 1993 and 1994, the Company successfully completed the repositioning of nine of its full-service hotels which included changing the franchise affiliations of four such hotels. The Company is in the process of repositioning two additional full-service hotels, including an $8.5 million project to reposition the recently acquired Hasbrouck Heights Sheraton.

  All-Suites Hotels

     The Company currently owns 12 AmeriSuites hotels, which are positioned in the all-suites segment of the lodging industry. AmeriSuites hotels offer guests an attractively designed suite unit with a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television and facsimile/computer service. AmeriSuites is a limited-service concept which offers group meeting space, but does not include restaurant or lounge facilities. AmeriSuites attract customers who typically stay in mid-market limited-service and full-service hotels principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas. AmeriSuites contain approximately 125 suites and two to four meeting rooms. AmeriSuites are primarily located near corporate office parks and travel destinations in the Southern and Central parts of the United States. The target customer is primarily the business traveler with an average length of stay of two to three nights. AmeriSuites are marketed on a local level primarily through direct sales and use the ShoLodge reservation system.

     In February 1995, the Company entered into the agreements pertaining to the ShoLodge Transaction, pursuant to which the Company will acquire the option of ShoLodge to purchase a 50% interest in 11 of the Company's 12 AmeriSuites hotels. As part of this transaction, the Company will also acquire the only remaining AmeriSuites not already owned by Prime, thereby establishing Prime's exclusive control over the AmeriSuites brand.

     The following table sets forth for the five years ended December 31, 1994, certain data with respect to AmeriSuites hotels owned by the Company.

               YEAR ENDED
             DECEMBER 31,                HOTELS     ROOMS     OCCUPANCY      ADR       REVPAR
- ---------------------------------------  ------     -----     ---------     ------     ------
  1990.................................     3        367         37.9%      $60.23     $22.81
  1991.................................     4        497         48.5%       55.33     26.83
  1992.................................     6        749         60.0%       54.99     32.97
  1993.................................     8        993         64.1%       56.21     36.01
  1994.................................    12       1,497        65.9%       59.90     39.50

     The Company believes that the all-suites segment will continue to be a high growth segment of the industry. For 1994, REVPAR for the all-suites segment grew by 7.8%. The REVPAR growth at the Company's AmeriSuite hotels exceeded this favorable industry trend. For the six owned AmeriSuites hotels which were opened for all of 1993 and 1994, REVPAR increased by 13.1% in 1994 resulting in a 19.3% increase in operating income.

     The Company plans to develop the AmeriSuites brand through new construction. All of the AmeriSuites were constructed within the past five years. The Company has historically built AmeriSuites at a cost of approximately $50,000 per room. AmeriSuites have a low cost structure and have generally had stabilization periods of 24 to 36 months after opening. During 1994, the Company opened four newly constructed AmeriSuites hotels in Overland Park, Kansas, Columbus, Ohio, Tampa, Florida, and Louisville, Kentucky. The Company has begun developing or has plans to develop AmeriSuites on sites it currently owns in Atlanta, Greensboro, Miami, Baltimore, Detroit and Cleveland areas and has entered into a contract to purchase an additional AmeriSuites site in the Dallas area. The Company currently plans to open or commence construction on 10 new AmeriSuites hotels in 1995 and has already begun construction at the Atlanta, Greensboro and Miami sites.

  Limited-Service Hotels

     The Company's limited service hotels consist of 30 Wellesley Inns and 12 other hotels operated under franchise agreements primarily with Howard Johnson. Of the Company's 30 Wellesley Inns, 16 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The Company owns and operates 14 Wellesley Inns and manages 16 Wellesley Inns for independent owners. Of the Company-owned Wellesley Inns, ten are located in Florida and four are located in the Middle Atlantic and the Northeast. The Company has developed separate strategies for the Wellesley Inns located in Florida and the Wellesley Inns outside of Florida. In Florida, where the population has grown rapidly and development opportunities continue to exist, it has built a geographically concentrated group of Wellesley Inns thereby developing brand name recognition in Florida. In 1994, the Florida Wellesley Inns average occupancy was approximately 84.7% and gross operating profits averaged over 51% of hotel revenues. The prototypical Florida Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as continental breakfast, remote control cable television and facsimile services. The Florida properties are operated through the Company's Florida regional office. Marketing efforts rely heavily on direct marketing and billboard advertising. In the Middle Atlantic and Northeast where the Company believes new development opportunities are limited, the Company has focused on building the Wellesley Inns system through acquisition and conversion of existing properties. In 1994, the Wellesley Inns outside of Florida had an average occupancy of 71.1% and average gross operating profits of 46.6%.

     The Company's other limited-service hotels have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services, generally with restaurant facilities within a short distance of the hotel. They are designed to appeal primarily to business travelers.

     The following table sets forth for the five years ended December 31, 1994, annual operating data for the 42 limited-service hotels in the Company's portfolio as of December 31, 1994.

                                           MANAGED WITH FINANCIAL
                       OWNED                      INTEREST                   OTHER MANAGED                   TOTAL
            ---------------------------  ---------------------------  ---------------------------  -------------------------
               HOTELS         ROOMS         HOTELS         ROOMS         HOTELS         ROOMS         HOTELS       ROOMS
            ------------- -------------  ------------- -------------  ------------- -------------  ------------ ------------
1990......        15          1,614            13          1,243            6            631            34          3,488
1991......        15          1,614            13          1,242            6            630            34          3,486
1992......        16          1,710            13          1,241            6            629            35          3,580
1993......        19          2,108            13          1,237            6            629            38          3,974
1994......        21          2,255            15          1,519            6            627            42          4,401

            OCCUPANCY    ADR     REVPAR  OCCUPANCY    ADR     REVPAR  OCCUPANCY    ADR     REVPAR  OCCUPANCY    ADR    REVPAR
            ---------   ------   ------  ---------   ------   ------  ---------   ------   ------  ---------   ------  ------
1990......     71.7%    $45.82   $32.87     74.3%    $43.97   $32.65     76.0%    $48.03   $36.49     73.5%    $45.55  $33.49
1991......     71.9      44.03   31.66      69.1      43.68   30.18      70.2      49.17   34.54      70.6      44.83  31.65
1992......     73.2      44.12   32.31      71.8      42.29   30.35      72.4      49.71   36.01      72.6      44.48  32.28
1993......     74.3      45.15   33.55      76.8      43.20   33.16      74.8      50.80   38.02      75.2      45.45  34.19
1994......     70.7      47.08   33.28      74.1      44.94   33.30      72.0      52.26   37.61      72.1      47.06  33.92

     The majority of the Florida Wellesley Inns were constructed within the past five years. The Company historically has constructed these properties at a cost of approximately $40,000 per room, depending on land costs. Florida Wellesley Inns have a low cost structure and have had rapid stabilization periods generally within six to twelve months of opening. During 1994, the Company completed construction of Wellesley Inns in Fort Lauderdale and Lakeland, Florida and converted a Howard Johnson's hotel in Penns Grove, New Jersey to a Wellesley Inn.

REFURBISHMENT PROGRAM

     The Company continuously refurbishes its Owned Hotels in order to maintain consistent quality standards. The Company generally spends approximately 4% to 6% of hotel revenue on capital improvements at its Owned Hotels and typically refurbishes each hotel approximately every five years. The Company believes that its Owned Hotels are in generally good physical condition, with over half of the Owned Hotels being five years old or less. The Company recommends the refurbishment and repair projects on its Managed Hotels although spending amounts vary based on the financial strength of the hotel and its owner and the significance of the Company's interest as a mortgagee.

     In addition to making normal capital improvements, the Company reviews on an on-going basis each hotel's competitive position in the local market in order to decide the types of product that will best meet the market's demand characteristics. During the past two years, the Company has implemented a program of repositioning its Owned Hotels. Repositioning a hotel generally requires renovation and refurbishment of the exterior and interior of the building and may result in a change of brand name. In 1993 and 1994, the Company spent $2.8 million and $8.9 million on the repositioning of 12 of its Owned Hotels, which included changing the franchise affiliation of six of such hotels. While the major refurbishment efforts at the Company's existing hotels have substantially been completed, the Company's future refurbishing spending will focus on newly acquired hotels. During 1995, the Company currently plans to spend approximately $10.8 million to reposition or refurbish recently acquired hotels.

MORTGAGES AND NOTES RECEIVABLE

     As of December 31, 1994, mortgages and notes receivable totalled $83.2 million (including current portion) and consisted of an aggregate principal amount of $60.6 million of mortgages and notes secured by Owned and Managed Hotels and $22.6 million of other mortgages and notes secured primarily by other hotels. The Company has pursued a strategy of converting its mortgage and notes receivable into cash or operating hotel assets. Since July 31, 1992, the Company has received $98.5 million in cash and added seven operating hotel assets through note settlements and lease terminations. During 1994, the Company reduced its long-term mortgage and notes receivable portfolio by $81.8 million to $81.3 million at December 31, 1994. This reduction is primarily attributable to the settlement of the Rose and Cohen note receivable, which carried a book value of $25.0 million, for $31.2 million in cash, and the conversion of the Company's mortgage note receivable secured by the Frenchman's Reef with a book value of $50.0 million into an operating hotel asset. The Company will continue to pursue settlements with mortgage and note obligors and will utilize the cash for debt repayments or for general corporate purposes.

     The Company's mortgage notes secured by hotel properties consist of notes with a book value of $46.5 million secured primarily by mortgages on ten Managed Hotels. These notes currently bear interest at rates ranging from 8.5% to 13.5% per annum and have various maturities through 2017. The mortgages were primarily derived from the sales of hotel properties. The Company has restructured approximately $33.0 million of these mortgages and notes to receive the majority of available cash flow and a participation in the future excess cash flow of such hotel properties. The restructurings generally include senior mandatory-payment notes and junior notes payable annually based on cash flow. The Company believes that these senior, mandatory-payment notes generally do not exceed the current realizable value of the hotels they encumber. However, the Company believes that, taken together, the restructured senior and junior mortgage notes often exceed the value of the properties they encumber. As a result, these junior notes bear many of the characteristics and risks of operating hotel equity investments and are not reflected on the Company's balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

     In addition to the mortgage positions referred to above, the Company also holds the junior, accruing or cash flow notes and other interests on other properties managed by the Company. With regard to these properties, third parties generally hold significant senior mortgages. Because there is substantial doubt that the Company will recover any of the value on its junior notes, none of these subordinated financial interests are valued on the Company's balance sheet.

     In 1994, the Company recognized $15.9 million of interest on mortgages and notes receivable. Approximately $4.6 million, or 28.9%, of the 1994 interest was derived from the Company's note receivable secured by the Frenchman's Reef which was converted into an equity ownership position in December 1994. Approximately $2.0 million or 12.6% of 1994 interest was derived from the junior notes which are not valued on the Company's balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition to mortgages and notes receivable, as of December 31, 1994, the Company had other assets that totalled $16.9 million, which consisted of real property not related to Owned Hotels (approximately $8.0 million of which consisted of an office building).

MANAGEMENT AGREEMENTS

     The Company provides hotel management services to third party hotel owners of 37 Managed Hotels including 16 Wellesley Inns for which the Company provides the brand name. The number of Managed Hotels declined during 1994 due to the sale of ten hotels by independent owners, four of which were acquired by the Company. Management fees are derived from the Managed Hotels based on fixed percentages of the property's total revenues and performance related incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions. The Company's fixed management fee percentages range from 1.0% to 5.0% and average 3.5% of the Managed Hotel's total revenues before giving consideration to performance related incentive payments. The base and incentive fees comprised approximately 59%, or $5.9 million, of the total management and other fees in 1994. Terms of the management agreements vary but the majority are short-term and, therefore, there are risks associated with termination of these agreements. Furthermore, management agreements may be terminated in connection with a change in ownership of the underlying hotels. Although such risks may be limited due to the Company's role as lender or provider of the Wellesley Inn brand name, 18 of the Managed Hotels, including the 16 Wellesley Inns referenced above, are highly leveraged with debt maturing in December 1995. There can be no assurance that such debt can be repaid or restructured by the third party hotel owners in a manner that would permit the Company to continue as manager of such properties. The Company holds financial interests in the form of mortgages or profit participations in 17 of the 37 Managed Hotels and other interests and control rights (primarily brand control) in 13 of the remaining 20 Managed Hotels.

OPERATIONS

     As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 86 hotels covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, results in economies of scale and leads to above-market hotel profit margins. As a result of these operating strategies, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1993, as reported by industry sources, by approximately 25% for full-service hotels, approximately 21% for all-suites hotels and approximately 6% for limited-service hotels.

     The Company's operating strategy combines operating service and guidance from its central management team, with decentralized decision-making authority delegated to each hotel's on-site management. The on-site hotel management teams focus on providing guest services and consist of a general manager and, depending on the hotel's size and market positioning, managers of sales and marketing, food and beverage, front desk services, housekeeping and engineering. The Company's operating objective is to exceed guest expectations by providing quality services and comfortable accommodations at the lowest cost consistent with each hotel's market position. On-site hotel management is responsible for efficient expense controls and uses operating standards provided by the Company. Within parameters established in the operating and capital planning process, on-site management possesses broad decision-making authority on operating issues such as guest services, marketing strategies, hiring practices and incentive programs. Each hotel's management team is empowered to take all necessary steps to ensure guest satisfaction within established guidelines. Key on-site personnel participate in an incentive program based on hotel revenues and profits.

     The central management team, located in Fairfield, New Jersey, provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

     Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 10 to 15 hotels. They are supported by training, food and beverage and human resources departments, each staffed full-time by specialized professionals. The cornerstone of operations management is employee training, with a staff of professionals dedicated to training in sales, housekeeping, food service, front desk services and leadership. The Company believes these efforts increase employee effectiveness, reduce turnover and improve the level of guest services.

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

     Sales and Marketing Management. Aggressive sales and marketing is a top operating priority. Sales and marketing management is directed by a corporate staff of 20 professionals, including regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's 12-member national sales group, Market Segments, Inc. ("MSI"). In cooperation with the regional marketing and organization staff, on-site sales management develops and implements short- and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability. In addition, the Company assumes prominent roles in franchise marketing associations to obtain maximum benefit from franchise affiliations. The Company's in-house creative department creates hotel advertising materials and programs at cost-effective rates.

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

FRANCHISE AGREEMENTS

     The Company enters into non-exclusive franchise licensing agreements with various franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The non-exclusive nature of the franchise agreement allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. This flexibility also plays an important role in the Company's repositioning strategy for continued earnings growth which emphasizes proper positioning of its properties within these respective markets to maximize their return on investment. Over the past two years, the Company has repositioned several hotels that were either owned or managed or recently acquired. These repositionings include the Portland, Oregon Crowne Plaza (formerly Howard Johnson), the Las Vegas, Nevada Crowne Plaza (formerly Howard Johnson), the Saratoga Springs, New York Sheraton (formerly Ramada Renaissance), the Fairfield, New Jersey Radisson (formerly Sheraton), the Orlando, Florida Shoney's Inn (formerly Howard Johnson), and the Trevose, Pennsylvania Radisson (formerly Ramada). The Company believes its relationships with numerous nationally recognized franchisors provides significant benefits for both its existing hotel portfolio and prospective hotel acquisitions. While the Company currently enjoys good relationships with its franchisors, there can be no assurance that a desirable replacement would be available if any of the franchise agreements were to be terminated.

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

Working Capital

     The Company has financed its operations and capital needs principally through a combination of cash flow from operations, cash from note receivable settlements and proceeds from mortgage financings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

Seasonality

     The impact of seasonality on the Company as a whole is insignificant due to the seasonal balance achieved from the geographical location of the Company's hotel properties in the Northeast and Southeast.

Competition

     The Company operates and manages hotel properties in areas that contain numerous other hotels, some of which are affiliated with national or regional brands. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

Employees

     As of December 31, 1994, the Company employed approximately 4,600 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

Item 3.     Legal Proceedings.

        In April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in its litigation with Financial Security Assurance, Inc. ("FSA") to recover a payment to be made to the Company under the Rose and Cohen note receivable. In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee. The settlement provided for Rose or his affiliate to pay the Company the sum of $25.0 million, all of which was paid into escrow in February 1994, plus proceeds from the sale of approximately
1.1 million shares of the Company's common stock held by Rose. FSA asserted that it was entitled to receive the settlement proceeds under the terms of an intercreditor agreement. Upon receipt of the Bankruptcy Court order in April 1994, the Company used the $25.0 million of settlement proceeds to retire its Senior Secured Notes. On April 21, 1994, FSA filed its notice of appeal of the Bankruptcy Court's order. The appeal was argued before the United States District Court in November 1994 and the decision of the District Court is pending. During 1994, Rose sold approximately 1.0 million shares of the Company's common stock under the terms of the settlement for net proceeds of approximately $6.2 million. Subject to further court order, the Company is required to use the stock proceeds principally to retire Senior Secured Notes. As the Rose and Cohen note had a book value of $25.0 million on the Company's balance sheet, approximately $6.2 million was recorded as other income in the Company's statement of operations.

     In December 1994, the Company obtained ownership of the Frenchman's Reef through a pre-negotiated plan of reorganization. The Company had previously reached an agreement in 1993 to restructure its mortgage notes receivable secured by the Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. During the reorganization period, the Company continued to receive cash payments on its mortgage notes receivable under a cash collateral order approved by the Bankruptcy Court. Under the plan of reorganization, which was approved by the Bankruptcy Court on November 29, 1994, the Company obtained ownership and control of the hotel.

     PMI did not submit its Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and Quarterly Reports on Form 10-Q during the pendency of its reorganization, except for its Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

     In addition to the foregoing legal proceedings, the Company is involved in various other proceedings incidental to the normal course of its business. Management does not expect that any of such other proceedings will have a material adverse effect on the Company's financial position.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal quarter ended December 31, 1994 to a vote of the security holders of the Company.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

     The Company's common stock, par value $.01 per share, commenced trading on the New York Stock Exchange (the "NYSE") on August 3, 1992 under the symbol "PDQ". As of March 8, 1995 there were 30,556,385 shares of common stock outstanding. The Company's Plan of Reorganization ("the Plan") provided for the issuance of 33,000,000 shares of common stock to holders of claims under the Plan. The number of shares ultimately distributed under the Plan was reduced to 29,913,000 shares based upon the final outcome of disputed claims. In addition, under the Plan warrants to purchase an aggregate of 1,738,872 shares of common stock are outstanding as of March 8, 1995.
The warrants are not listed on any exchange.

     The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

Five Months Ended
December 31, 1992                       High      Low     Dividend/Share
- -----------------                       ----     -----    --------------

Third Quarter (August 3,  . . . . .     2 1/8    1 1/2           -0-
   1992 - September 30, 1992)
Fourth Quarter  . . . . . . . . . .     2 1/4    1 1/2           -0-

Year Ended
December 31, 1993
- -----------------

First Quarter . . . . . . . . . . .     3 5/8    2 1/8           -0-
Second Quarter  . . . . . . . . . .     4 1/2    3 1/2           -0-
Third Quarter . . . . . . . . . . .     4 3/4    3 1/8           -0-
Fourth Quarter  . . . . . . . . . .     6        4 3/8           -0-



Year Ended
December 31, 1994
First Quarter . . . . . . . . . . .     8 1/8    5 3/8           -0-
Second Quarter  . . . . . . . . . .     7 5/8    5 3/8           -0-
Third Quarter . . . . . . . . . . .     8 3/4    6 3/4           -0-
Fourth Quarter  . . . . . . . . . .         9    6 7/8           -0-

    As of March 8, 1995, the closing sales price of the common stock on the NYSE was $9 1/4. As of March 8, 1995, there were approximately 2,900 holders of record of common stock.

    The Company has not declared any cash dividends on its common stock since the Effective Date and does not currently anticipate paying any dividends on the common stock in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. Covenants contained in certain of the Company's debt instruments prohibit the paying of cash dividends.

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       OF THE COMPANY AND ITS PREDECESSOR

     The Company is the successor in interest to the Company's predecessor, PMI, which emerged from chapter 11 reorganization on the Effective Date, July 31, 1992. PMI had filed for protection under chapter 11 of the United States Bankruptcy Code in September 1990. The Company implemented "fresh start" reporting pursuant to the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" of the American Institute of Certified Public Accountants, as of the Effective Date. Accordingly, the consolidated financial statements of the Company are not comparable in all material respects to any such financial statement as of any date or any period prior to the Effective Date. Subsequent to the Effective Date, the Company changed its fiscal year end from June 30 to December 31. The table below presents selected consolidated financial data derived from: (i) the Company's historical financial statements for the years ended December 31, 1993 and 1994,
(ii) the Company's historical financial statements as of and for the five-month period ended December 31, 1992, (iii) the Company's "fresh start" balance sheet as of the Effective Date, and (iv) the historical consolidated financial statements of PMI for the one month ended July 31, 1992 and for the years ended June 30, 1990, 1991 and 1992. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                             PRE-REORGANIZATION                                 POST-REORGANIZATION
                             ---------------------------------------------------   ---------------------------------------------
                                                                                               AS OF AND          AS OF AND
                                                                       FOR THE                  FOR THE      FOR THE YEAR ENDED
                             AS OF AND FOR THE YEAR ENDED JUNE 30,    ONE MONTH               FIVE MONTHS
                                                                        ENDED       AS OF        ENDED          DECEMBER 31,
                             --------------------------------------    JULY 31,    JULY 31,     DEC. 31,     -------------------
                             1990(1)(2)   1991(1)       1992(1)        1992(1)     1992(1)        1992         1993       1994
                             ----------   --------   --------------   ----------   --------   ------------   --------   --------
                                               (IN THOUSANDS)                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
  Total revenues...........   $277,239    $205,699      $134,190       $  8,793       --        $ 41,334     $108,860   $134,303
  Valuation writedowns and
    reserves...............   (240,855)    (59,149)      (62,123)       (13,000)      --          --            --         --
  Reorganization items.....     --        (181,655)      (23,194)         1,796       --          --            --         --
  Income (loss) from
    continuing operations
    before extraordinary
    items(3)...............   (280,387)   (246,110)      (71,965)       (10,274)      --           1,393        8,175     18,258
  Extraordinary items-gains
    on discharge of
    indebtedness (net of
    income taxes)..........     --           --          --             249,600       --          --            3,989        172
  Net income (loss)........   (267,075)   (227,188)      (71,965)       239,326       --           1,393       12,164     18,430
BALANCE SHEET DATA:
  Total assets.............   $934,116    $679,916      $554,118         --        $468,650     $403,314     $410,685   $434,932
  Long-term debt, net of
    current portion........    368,925       2,851         8,921         --         204,438      192,913      168,618    178,545
  Stockholders' equity
    (deficiency)...........     66,681    (157,327)     (229,292)        --         135,600      137,782      171,364    204,065

- ---------------
(1) PMI filed for chapter 11 bankruptcy protection on September 18, 1990, at which time it owned or managed 141 hotels. During its approximately two-year reorganization, PMI restructured its assets, operations and capital structure. On the Effective Date, the Company emerged from chapter 11 reorganization with 75 Owned or Managed Hotels, $135.6 million of stockholders' equity and $266.4 million of total debt.

(2) PMI effectively discontinued the operations of its franchise segment on July 1, 1990 with the sales of the Howard Johnson, Ramada and Rodeway franchise businesses in July, 1990.

(3) Approximately $2.3 million, $28.0 million and $25.3 million of contractual interest expense during the one month ended July 31, 1992 and for the fiscal years ended June 30, 1992 and 1991, respectively, was not accrued and was not paid due to the chapter 11 proceeding.

Item 6.   (Continued)  Selected Quarterly Financial Data (Unaudited)

     Quarterly financial data for the years ending December 31, 1993 and 1994 is presented as follows (in thousands, except per share amounts).


                                                                    Three Months Ended
                           ------------------------------------------------------------------------------------------------------
                                  March 31,   June 30,   September 30,    December 31,     March 31,     June 30,   September 30,
                                    1993(a)    1993 (a)     1993 (a)         1993 (a)       1994 (a)      1994 (a)      1994
                           ------------------------------------------- --------------- ------------------------------------------
Net revenue . . . . . . . .        $24,785     $26,689       $29,480           $27,906       $28,079       $33,194       $36,063
Operating income  . . . . .          5,594       6,366         7,545             5,391         6,850         8,632         9,394
Net income before
    extraordinary items . .            995       1,588         3,379             2,213         2,840         6,869         4,117
Extraordinary items
    (net of tax)  . . . . .          3,426         631          --                 (68)          111            58             3
Net income  . . . . . . . .          4,421       2,219         3,379             2,145         2,951         6,927         4,120

Income per common share:
Income before
    extraordinary items . .           0.03        0.06          0.11              0.07          0.08          0.22          0.13
Extraordinary items . . . .           0.12        0.01           --                --           0.01           --            --
                             ----------------------------------------------------------------------------------------------------
Net income. . . . . . . . .          $0.15       $0.07         $0.11             $0.07         $0.09         $0.22         $0.13
                             ====================================================================================================


                               Three Months Ended
                             -----------------------
                                  December 31,
                                      1994
                             -----------------------
Net revenue . . . . . . .           $36,967
Operating income  . . . .             8,492
Net income before
    extraordinary items .             4,432
Extraordinary items
    (net of tax)  . . . .             --
Net income  . . . . . . .             4,432

Income per common share:
Income before
    extraordinary items .              0.14
Extraordinary items . . .               --
                                   ------------
Net income . . . . . . .              $0.14
                                   ============


(a) Income per share has been restated to reflect a 9.4% retroactive reduction in the number of shares distributed under PMI's plan of reorganization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading hotel owner/operator which owns or leases 49 Owned Hotels and manages 37 Managed Hotels for third parties. The Company has a financial interest in the form of mortgages or profit participations in 17 of the Managed Hotels. The Company records the direct revenues, operating expenses and depreciation of its Owned Hotels and management fees and interest income, where applicable, on the Managed Hotels.

     The Company has implemented a growth strategy which focuses on improving results at existing hotels through increased operating efficiencies, acquiring full-service hotels and expanding its AmeriSuites hotel brand in the all-suites segment. Operating results have continued to improve at comparable hotels due to repositioning efforts, yield management programs and overall improvements in the industry. The Company also added 11 Owned Hotels in 1994 through acquisition, construction or settlements of notes receivable, thereby increasing its Owned Hotel rooms by approximately 40%. The Company believes that it is well positioned to benefit from current industry trends due to its hotel equity ownership position.

     The Company has restated net income per common share for all periods to reflect a 9.4% reduction in the number of shares distributed under the plan of reorganization (the "Plan") of the Company's predecessor, PMI. The financial statements had previously given effect to the maximum amount of 33,000,000 shares of Common Stock issuable under the Plan, whereas the Company in total distributed only 29,913,000 shares under the Plan.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1993

     The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for 1993 and 1994. The results of the four hotels divested during 1993 and 1994 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                               COMPARABLE OWNED
                                                             TOTAL                 HOTELS(1)
                                                      -------------------     -------------------
                                                       1993        1994        1993        1994
                                                      -------     -------     -------     -------
                                                     (DOLLARS IN THOUSANDS, EXCEPT ADR AND REVPAR)
Revenues:
  Room..............................................  $69,487     $88,753     $62,305     $66,821
  Food and Beverage.................................   12,270      18,090      10,875      11,410
  Management Fees...................................   10,831      10,021
  Interest on Mortgages and Notes Receivable........   14,765      15,867
  Rental and Other..................................    1,507       1,572
                                                      -------     -------
     Total Revenues.................................  108,860     134,303

                                                                               COMPARABLE OWNED
                                                             TOTAL                 HOTELS(1)
                                                      -------------------     -------------------
                                                       1993        1994        1993        1994
                                                      -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS, EXCEPT ADR AND
                                                      REVPAR)
Direct Hotel Operating Expenses:
  Room..............................................  $19,456     $24,539     $16,870     $17,281
  Food and Beverage.................................   10,230      13,886       9,029       9,143
  Selling and General...............................   20,429      26,733      17,779      18,889
Occupancy and Other Operating.......................   11,047      11,261
General and Administrative..........................   15,685      15,089
Depreciation and Amortization.......................    7,117       9,427
                                                      -------     -------
Operating Income....................................   24,896      33,368
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Room, as a percentage of room revenue.............     28.0%       27.6%       27.1%       25.9%
  Food and Beverage, as a percentage of food and
     beverage revenue...............................     83.4%       76.8%       83.0%       80.1%
  Selling and General, as a percentage of room and
     food and beverage revenue......................     25.0%       25.0%       24.3%       24.1%
Occupancy and Other, as a percentage of room and
  food and beverage revenue.........................     13.5%       10.5%
General and Administrative, as a percentage of total
  revenue...........................................     14.4%       11.2%
Other Data:
ADR.................................................  $ 66.66     $ 68.80     $ 56.84     $ 61.16
REVPAR..............................................  $ 46.88     $ 47.04     $ 41.61     $ 44.71
Occupancy...........................................     70.3%       68.4%       73.2%       73.1%
Gross Operating Profit..............................  $31,642     $41,685     $29,500     $32,917

- ---------------

(1) For purposes of this discussion of results of operations for 1994 compared to 1993, comparable Owned Hotels refers to the 31 Owned Hotels that were owned or leased by the Company during all of 1994 and 1993.

     Room revenues increased by $19.3 million, or 27.7%, from $69.5 million in 1993 to $88.8 million in 1994. This increase was primarily due to incremental room revenues of $17.6 million from hotels acquired or built in 1993 and 1994 and an increase in room revenues at comparable Owned Hotels. Room revenues for comparable Owned Hotels increased by $4.5 million, or 7.2%, in 1994 compared to 1993 due to improvements in ADR which increased by $4.32, or 7.6%, reflecting repositioning and refurbishment efforts at several full-service hotels and improving industry fundamentals. Occupancy rates for comparable Owned Hotels remained relatively constant in 1994 compared to the prior year.

     Food and beverage revenues increased by $5.8 million, or 47.4%, from $12.3 million in 1993 to $18.1 million in 1994. This increase was primarily due to the impact of incremental revenues of $5.6 million from additional food and beverage operations of four full-service hotels acquired in 1994. Food and beverage revenues for comparable Owned Hotels increased by $535,000, or 4.9%, in 1994 compared to 1993 primarily as a result of increased banquet sales and the repositioning of three lounges to a sports bar theme.

     Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. Management and other fees decreased by $810,000, or 7.5%, from $10.8 million in 1993 to $10.0 million in 1994 primarily due to the loss of management fees on four Managed Hotels acquired by the Company during 1994. In addition, the Company's management contracts covering six additional hotels were terminated during 1994 upon divestiture of those hotels by the third party hotel owners. Partially offsetting these decreased management fees were the addition of two new management contracts and increased revenues associated with the remaining Managed Hotels.

     Interest on mortgages and notes receivable in 1993 and 1994 primarily related to mortgages secured by certain Managed Hotels including the Frenchman's Reef. Interest income on mortgages and notes receivable increased by $1.1 million, or 7.5%, from $14.8 million in 1993 to $15.9 million in 1994 primarily due to interest recognized on the Company's cash flow notes, which are subordinated or junior mortgages which remit payment based on hotel cash flow. These cash flow notes bear many of the characteristics and risks of operating hotel equity investments and are assigned no value on the Company's balance sheet due to substantial doubt as to their recoverability. The Company's policy is to recognize interest on cash flow notes when cash is received. In 1994, the portion of interest on mortgages and other notes receivable attributable to cash flow notes increased to $2.0 million from $1.0 million in 1993 primarily due to the execution of revised cash flow note agreements on three hotels and the improved operating performance of the underlying hotels. See
"Business -- Mortgages and Notes Receivable."

     Approximately $4.3 million and $4.6 million of interest on mortgages and notes receivable in 1993 and 1994, respectively, was derived from the Company's $50.0 million note receivable secured by the Frenchman's Reef. This note was restructured in December 1994 and pursuant to such restructuring, the Company obtained ownership and control of the Frenchman's Reef (see "-- Liquidity and Capital Resources").

     Direct room expenses increased by $5.0 million, or 26.1%, from $19.5 million in 1993 to $24.5 million in 1994 due primarily to the addition of new hotels. As a percentage of room revenue, direct room expenses decreased from 28.0% in 1993 to 27.6% in 1994 primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct room expenses increased $411,000, or 2.4%, but decreased as a percentage of comparable room revenue from 27.1% in 1993 to 25.9% in 1994.

     Direct food and beverage expenses increased by $3.7 million, or 35.7%, from $10.2 million in 1993 to $13.9 million in 1994 due primarily to the addition of new full-service hotels. As a percentage of food and beverage revenue, direct food and beverage expenses decreased from 83.4% in 1993 to 76.8% in 1994 primarily due to increased revenues in higher margin areas such as banquet departments and sports lounges. For comparable Owned Hotels, direct food and beverage expenses increased $114,000, or 1.3%, but decreased as a percentage of food and beverage revenue from 83.0% in 1993 to 80.1% in 1994.

     Direct hotel selling and general expenses consist primarily of hotel expenses which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $6.3 million, or 30.9%, from $20.4 million in 1993 to $26.7 million in 1994 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as rooms and food and beverage revenues), direct hotel selling and general expenses remained relatively constant at 25.0% in 1994 and 1993. For comparable Owned Hotels, direct selling and general expenses increased $1.1 million, or 6.2%, but decreased slightly as a percentage of comparable Owned Hotel revenues from 24.3% in 1993 to 24.1% in 1994.

     Occupancy and other operating expenses which consist primarily of insurance, real estate and other taxes, and rent expense, increased by $214,000, or 1.9%, from $11.0 million in 1993 to $11.3 million in 1994. As a percentage of hotel revenues, occupancy and other operating expenses decreased from 13.5% in 1993 to 10.5% in 1994 primarily due to operating leverage, lower property and liability insurance charges based on favorable claims experiences and reductions in real estate taxes as a result of successful tax appeals on certain properties.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. General and administrative expenses decreased by $596,000, or 3.8%, from $15.7 million in 1993 to $15.1 million in 1994 primarily due to savings realized from the restructuring of the Company's centralized management operations in 1993. As a percentage of total revenues, general and administrative expenses decreased from 14.4% in 1993 to 11.2% in 1994.

     Depreciation and amortization expense increased by $2.3 million, or 32.5%, from $7.1 million in 1993 to $9.4 million in 1994, due to the impact of new hotel properties acquired in the past year and refurbishment efforts at several hotels.

     Interest expense decreased by $2.1 million, or 13.2%, from $16.1 million in 1993 to $14.0 million in 1994, primarily due to the net reduction of approximately $27.4 million of debt over the past two years. Interest income on cash investments increased $701,000, or 63.2%, from $1.3 million in 1993 to $2.0 million in 1994 due to higher average cash balances in 1994.

     Other income for 1994 consisted of a gain of approximately $6.2 million related to the settlement of the Rose and Cohen note receivable (see
"-- Liquidity and Capital Resources"), gains on sales of other hotel assets of approximately $1.0 million and rebates of prior years' insurance premiums of $1.3 million.

     Pretax extraordinary gains of approximately $292,000 for 1994 relate to the retirement of secured notes with a face value of $8.3 million. Pretax extraordinary gains of approximately $6.8 million in 1993 relate to the retirement of debt with a face value of $25.8 million.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1993 COMPARED TO THE YEAR ENDED DECEMBER 31, 1992

     The Company is the successor in interest to PMI, which emerged from chapter 11 reorganization on the Effective Date. During its approximately two-year reorganization, PMI restructured its assets, operations and capital structure. As a result, the Company (i) eliminated numerous unprofitable lease and management agreements, (ii) revalued its assets to reflect the then approximate current fair market value of such assets on its financial statements and (iii) reduced its liabilities by $448.8 million. On the Effective Date, the Company emerged from chapter 11 reorganization with 75 Owned or Managed Hotels (as compared to 141 hotels prior to the chapter 11 reorganization), $135.6 million of total equity and $266.4 million of long-term debt.

     The Company implemented "fresh start" reporting in accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants upon its emergence from reorganization on the Effective Date. Under "fresh start" reporting, the purchase method of accounting was used and the assets and liabilities of the Company were restated to reflect their approximate fair value at the Effective Date. In addition, during the reorganization period (September 18, 1990 to the Effective Date), the Company's financial statements were prepared under accounting principles for entities in reorganization which include reporting interest expense only to the extent paid and recording transactions and events directly associated with the reorganization proceedings. Accordingly, the consolidated financial statements of the Company are not comparable in all material respects to any such financial statement as of any date or for any period prior to the Effective Date. Subsequent to the Effective Date, the Company elected to change its fiscal year end from June 30 to December 31.

     For purposes of an analysis of the results of operations, comparisons of the Company's results of operations for 1993 to 1992 are made only when, in management's opinion, such comparisons are meaningful. Prior to the Effective Date, the Company did not employ "fresh start" reporting thereby making comparisons to certain financial statement data prior to such date less meaningful. The financial information set forth below presents the revenues and expenses which can be meaningfully compared. The table excludes the items which were affected by the changes in accounting such as interest expense, occupancy and other operating expense and depreciation expense for 1992 and 1993. The financial information below should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Prospectus and incorporated by reference. Since the Company changed its fiscal year in 1992, management has compiled unaudited data for the calendar year ended December 31, 1992.

     The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for 1992 and 1993.

                                                                               COMPARABLE OWNED
                                                            TOTAL                  HOTELS(1)
                                                    ---------------------     -------------------
                                                      1992         1993        1992        1993
                                                    --------     --------     -------     -------
                                                    (DOLLARS IN THOUSANDS, EXCEPT ADR AND REVPAR)
Revenues:
  Room............................................  $ 62,379     $ 69,487     $51,679     $55,219
  Food and Beverage...............................    13,062       12,270       9,549      10,055
  Management Fees.................................    11,452       10,831
  Interest on Mortgages and Notes Receivable......    20,063       14,765
  Rental and Other................................     2,232        1,507
                                                    --------     --------
     Total Revenues...............................   109,188      108,860
Direct Hotel Operating Expenses:
  Room............................................    17,858       19,456      14,003      14,848
  Food and Beverage...............................    11,402       10,230       8,278       8,480
  Selling and General.............................    22,119       20,429      16,004      16,200
General and Administrative........................    17,162       15,685
Operating Expense Margins:
  Room, as a percentage of room revenue...........      28.6%        28.0%       27.1%       26.9%
  Food and Beverage, as a percentage of food and
     beverage revenue.............................      87.3%        83.4%       86.7%       84.3%
  Selling and General, as a percentage of room and
     food and beverage revenue....................      29.3%        25.0%       26.1%       24.8%
  General and Administrative, as a percentage of
     total revenue................................      15.7%        14.4%
Other Data:
  ADR.............................................  $  64.70     $  66.66     $ 54.66     $ 55.96
  REVPAR..........................................  $  42.97     $  46.88     $ 37.23     $ 40.38
  Occupancy.......................................      66.4%        70.3%      68.11%      72.15%
  Gross Operating Profit..........................  $ 24,062     $ 31,642     $22,943     $25,746

- ---------------
(1) For purposes of this discussion of results of operations for the year ended December 31, 1993 compared to the year ended December 31, 1992, Comparable Owned Hotels refers to the 29 Owned Hotels that were owned or leased by the Company during all of 1993 and 1992.

     Room revenue increased by $7.1 million, or 11.4%, from $62.4 million in 1992 to $69.5 million in 1993. This increase was primarily due to incremental room revenues of $10.9 million from hotels acquired or built during 1993 and 1992 and increased occupancy and ADR at comparable hotels. The increase was partially offset by a decrease in room revenues of $7.4 million resulting from the divestiture of four hotels in 1992 and 1993. Room revenues for comparable Owned Hotels increased by $3.5 million, or 6.8%, in 1993 compared to 1992, primarily due to an increase in occupancy of 5.9% for 1993, reflecting improved economic conditions and continued limited new room supply. ADR increased $1.30, or 2.4%, in 1993.

     Food and beverage revenues decreased by $792,000, or 6.1%, from $13.1 million in 1992 to $12.3 million in 1993. The decrease was primarily due to the loss of food and beverage operations at divested hotels which was partially offset by an increase in food and beverage revenue at comparable Owned Hotels of $506,000, or 5.3%, in 1993.

     Management and other fees decreased by $621,000, or 5.4%, from $11.5 million in 1992 to $10.8 million in 1993. The decrease was primarily attributable to the loss of five management contracts due to property divestitures by independent owners, of which two properties were acquired by the Company. This decrease was partially offset by increases in management fees attributable to improved operating results of the Managed Hotels.

     Interest on mortgages and notes receivable decreased by $5.3 million, or 26.4%, from $20.1 million in 1992 to $14.8 million in 1993. This decrease was primarily due to the Company's early collection of a $58.0 million note receivable in August 1992. The decrease was partially offset by interest income of $1.0 million recognized on cash flow notes in 1993 due to the improved performance of the underlying hotels.

     Rental and other revenues decreased by $725,000, or 32.5% from $2.2 million in 1992 to $1.5 million in 1993. The decrease was primarily attributable to the loss of rental revenues on properties which the Company converted into operating hotel assets.

     Direct room expenses increased by $1.6 million, or 8.9%, from $17.9 million in 1992 to $19.5 million in 1993. As a percentage of room revenue, direct room expenses decreased from 28.6% in 1992 to 28.0% in 1993, primarily due to increases in ADR which had minimal corresponding increases in expenses. Direct room expenses for comparable Owned Hotels increased by $845,000, or 6.0%, but decreased as a percentage of room revenue from 27.1% in 1992 to 26.9% in 1993.

     Direct food and beverage expenses decreased by $1.2 million, or 10.3%, from $11.4 million in 1992 to $10.2 million in 1993. As a percentage of food and beverage revenue, direct food and beverage expenses decreased from 87.3% in 1992 to 83.4% in 1993 which reflected an increase in higher margin beverage sales. For comparable hotels, direct food and beverage expenses increased by $202,000, or 2.4%, but decreased as a percentage of food and beverage revenue from 86.7% in 1992 to 84.3% in 1993.

     Direct selling and general expenses decreased by $1.7 million, or 7.6%, from $22.1 million in 1992 to $20.4 million in 1993. As a percentage of hotel revenue, direct selling and general expenses decreased from 29.3% in 1992 to 25.0% in 1993, primarily due to the divestiture of four full-service hotels in 1992 and 1993, which generally required increased overhead costs. For comparable Owned Hotels, direct selling and general expenses decreased as a percentage of hotel revenue from 26.1% in 1992 to 24.8% in 1993, primarily due to the restructuring of the Company's centralized operations which eliminated certain allocated central office charges. These cost savings were offset by higher utility charges as a result of an unusually warm summer in 1993.

     General and administrative expenses decreased by $1.5 million, or 8.6%, from $17.2 million in 1992 to $15.7 million in 1993. As a percentage of total revenue, general and administrative charges decreased from 15.7% in 1992 to 14.4% in 1993. These decreases were primarily due to the restructuring of the Company's centralized management operations in February 1993 which eliminated approximately $2.5 million of annual costs.

     Other income in 1993 consisted primarily of a gain on the sale of a hotel of $1.0 million, settlement of closing adjustments of $625,000 related to the sale of a hotel in a prior year, interest of $1.2 million received as part of a federal tax refund and $500,000 received in settlement of prior year's fees on a Managed Hotel.

     Pretax extraordinary gains of $6.8 million in 1993 relate to the repurchase of debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital needs through a combination of cash flow from operations, conversion of non-operating assets to cash and proceeds from mortgage financings. The Company believes that its cash flow from operations is sufficient to fund its anticipated working capital needs, routine capital expenditures and debt service obligations due through 1995. An important component of the Company's growth strategy is to increase its equity ownership in hotels, particularly in the full-service and all-suites segments of the market. The Company intends to actively pursue acquisitions of full-service hotels or hotel portfolios which may also require additional capital for the costs of any necessary renovation or refurbishment. Additionally, the Company plans to expand its AmeriSuites hotel brand by opening or commencing construction on ten AmeriSuites hotels in 1995. The Company plans to fund its development and acquisition program in 1995 with the proceeds of debt or equity offerings, mortgage financings of $42.6 million being incurred in the first quarter of 1995 and additional mortgage financings on its unencumbered properties, as well as, potentially, on any properties acquired. The Company believes that these sources will be adequate to fund the implementation of its growth strategy in 1995.

     At December 31, 1994, the Company had cash and cash equivalents of $12.5 million and restricted cash of $9.7 million, which was primarily collateral for various debt obligations. Cash and cash equivalents decreased by $29.0 million during 1994 primarily due to capital expenditures related to the Company's development plan.

     Cash flow from operations was approximately $28.7 million in 1994 as compared to $19.7 million in 1993. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") of $5.9 million and $4.5 million for 1994 and 1993, respectively. At December 31, 1994, the Company had federal NOLs relating to its predecessor, PMI, of approximately $117.5 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

     The Company's other major sources of cash in 1994 were a settlement of the Rose and Cohen note receivable for $31.2 million, mortgage financing and other borrowings of $19.0 million and other collections of mortgages and notes receivable of $5.0 million. The Company's major uses of cash in 1994 were payments of debt of $43.8 million, capital expenditures of $63.4 million and purchases of debt and other securities of $5.9 million.

     Debt. During the first quarter of 1994, the Company purchased at a discount $7.2 million of its Senior Secured Notes and Junior Secured Notes for an aggregate purchase price of $7.0 million and retired the debt for a gain of approximately $200,000. In addition, during the first quarter of 1994, the Company purchased through a third party agent approximately $5.2 million of its Senior Secured Notes and Junior Secured Notes for aggregate consideration of $4.8 million. These notes were held by the third party agent and were not retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and gains will not be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1.1 million of these notes were retired with a portion of the proceeds from settlement of the Rose and Cohen note receivable, resulting in a pretax gain of approximately $100,000.

     In April 1994, the Company retired its Senior Secured Notes, due July 31, 1997, with a prepayment of $26.4 million from proceeds of the settlement of the Rose and Cohen note receivable and other collections from the collateral for the Senior Secured Notes. The Company issued the Senior Secured Notes on July 31, 1992.

     In July 1994, the Company received the required consents from holders of its Junior Secured Notes to remove certain debt covenants which placed limitations on the Company's hotel development spending. In consideration of the consent to the amendment, the Company agreed to increase the interest rate of the Junior Secured Notes from 9.2% to 10.0% per annum and to shorten the maturity from July 31, 2000 to July 31, 1999. In addition, the designation of the Junior Secured Notes changed to Senior Secured Notes as the original Senior Secured Notes were retired.

     In November 1994, the Company obtained mortgage financing of $10.8 million on two of its unencumbered properties, the proceeds of which were used for the Company's acquisition and development program in 1994. These notes bear interest at 11.2% and mature in 2004.

     In February 1995, the Company obtained $39.0 million of mortgage financing on 11 of its unencumbered hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at closing) and have five-year maturities. The funds will be used to finance the Company's acquisition and development program. The Company also expects to incur an additional $3.6 million of debt in connection with the ShoLodge Transaction. See "-- Capital Investments."

     The Company has $34.9 million of debt obligations related to the Frenchman's Reef due in December 1996. The Company intends to seek an extension of the maturity of such debt or refinance it. The debt is secured by the property which has a book value of $50.0 million.

     At December 31, 1994, as adjusted to give effect to the incurrence by the Company of $42.6 million of mortgage debt in the first quarter of 1995, the Company would have had $83.7 million in debt that will bear interest at floating rates. The Company has not entered into interest rate protection agreements with respect to its floating rate debt, and, accordingly, the interest the Company pays on such debt will increase or decrease depending on the movement of interest rates generally.

     Capital Investments. The Company has implemented a hotel development and acquisition program which focuses on the acquisition of strategically positioned full-service hotels or hotel portfolios and the development of AmeriSuites hotels. The Company spent approximately $51.0 million and assumed $18.7 million of debt in connection with its development and acquisition program in 1994. The cash portion was funded by a combination of existing cash balances, cash flow from operations and mortgage financing.

     As part of the Company's full-service acquisition program in 1994, the Company acquired four full-service hotels: the 183-room Ramada Inn in Clifton, New Jersey, the 280-room Ramada Inn in Trevose, Pennsylvania (which the Company has since converted to a Radisson hotel), the 340-room Sheraton hotel in Hasbrouck Heights, New Jersey, and the 225-room Sheraton hotel in Mahwah, New Jersey. The Company is continuing to pursue opportunities to acquire full-service hotels or hotel portfolios to the extent that attractive acquisition opportunities are available.

     During 1994, the Company opened four newly constructed AmeriSuites hotels in Overland Park, Kansas, Columbus, Ohio, Tampa, Florida, and Louisville, Kentucky, and two newly constructed Wellesley Inns in Lakeland and Fort Lauderdale, Florida. The Company has begun developing or has plans to develop AmeriSuites on sites it currently owns in the Atlanta, Greensboro, Miami, Baltimore, Detroit and Cleveland areas and has entered into a contract to purchase an additional AmeriSuites site in the Dallas area. The Company currently plans to spend approximately $70.0 million to open or commence construction on 10 new AmeriSuites hotels in 1995 and has already begun construction at the Atlanta, Greensboro and Miami sites.

     In February 1995, the Company agreed to purchase an AmeriSuites hotel in Richmond, Virginia and ShoLodge Inc.'s option to acquire a 50% interest in 11 of the Company's 12 AmeriSuites hotels. The acquisition is scheduled to close on March 31, 1995. The total consideration payable by the Company in the ShoLodge Transaction is $34.6 million, of which $16.1 million will be paid in three cash installments during 1995, and the remaining $18.5 million will be paid in notes maturing in 1997. The transaction will result in a net increase of $3.6 million of long-term debt as ShoLodge will forgive certain other existing debt on five of the 11 AmeriSuites. As a result of the transaction, the Company will manage these 12 AmeriSuites bringing to 13 the number of AmeriSuites hotels to be owned and operated by the Company.

     The Company continues to pursue its program of refurbishing certain of its Owned Hotels and repositioning them in order to meet the local market's demand characteristics. In some instances, this may involve a change in franchise affiliation. The refurbishment and repositioning program primarily involves hotels which the Company has recently acquired through mortgage foreclosures or settlements, lease evictions/terminations or acquisitions. During 1993 and 1994, the Company spent approximately $5.0 million and $11.9 million on capital improvements at its Owned Hotels, of which approximately $2.8 million and $8.9 million related to refurbishments and repositionings on 12 Owned Hotels. In 1995, the Company intends to spend approximately $18.0 million on capital improvements, of which $10.8 million relates to the refurbishing and repositioning of recently acquired hotels.

     Asset Realizations. The Company has pursued a strategy of converting the mortgage notes receivable and other assets that it owns into cash or operating hotel assets. Since July 31, 1992, the Company has received $98.5 million in cash and added seven operating hotel assets through note settlements and lease terminations. During 1994, the Company reduced its long-term mortgage and notes receivable portfolio by $81.8 million to $81.3 million at December 31, 1994. This reduction is primarily attributable to the settlement of the note receivable from Rose and Cohen described below, which carried a book value of $25.0 million, for $31.2 million in cash, and the conversion of the Company's mortgage note receivable secured by the Frenchman's Reef with a book value of $50.0 million into an operating hotel asset. The Company will continue to pursue settlement with mortgage and note obligors and will utilize the cash for debt repayments or general corporate purposes.

     In April 1994, the Company received a favorable ruling from the U.S. Bankruptcy Court for the Southern District of Florida in litigation with Financial Security Assurance, Inc. ("FSA"), with respect to FSA's attempt to recover a payment made to the Company under the Rose and Cohen note receivable. In 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee. The settlement provided for Rose or his affiliate to pay the Company the sum of $25.0 million, all of which was paid into escrow in February 1994, plus proceeds from the sale of approximately 1.1 million shares of the Company's Common Stock held by Rose. FSA asserted that it was entitled to receive the settlement proceeds under the terms of an intercreditor agreement. Upon receipt of the Bankruptcy Court order in April 1994, the Company used the $25.0 million of settlement proceeds to retire its Senior Secured Notes. On April 21, 1994, FSA filed its notice of appeal of the Bankruptcy Court's order. The appeal was argued before the United States District Court in November 1994 and the decision of the District Court is pending. During 1994, Rose sold approximately 1.0 million shares of the Company's Common Stock under the terms of the settlement for net proceeds of approximately $6.2 million. Subject to further court order, the Company is required to use the stock proceeds principally to retire Senior Secured Notes. As the Rose and Cohen note had a book value of $25.0 million on the Company's balance sheet, approximately $6.2 million was recorded as income in the Company's statement of operations.

     In December 1994, the Company obtained ownership of the Frenchman's Reef through a pre-negotiated plan of reorganization. The Company had previously reached an agreement in 1993 to restructure its mortgage notes receivable secured by the Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. During the reorganization period, the Company continued to receive cash payments on its mortgage notes receivable under a cash collateral order approved by the Bankruptcy Court. Under the plan of reorganization, which was approved by the Bankruptcy Court on November 29, 1994, the Company obtained ownership and control of the hotel.

     In addition, during 1994, the Company received $2.2 million in settlement of other mortgage notes receivable realizing a gain of $125,000. The Company also sold its fee interests in two hotels in 1994 for a combination of cash and notes of $2.5 million and realized gains of $1.0 million.

Item 8.   Financial Statements and Supplementary Data.

     See  Index to Financial Statements included in Item 14.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

NAME                                         AGE                     POSITION
- -------------------------------------------  ----  --------------------------------------------
David A. Simon.............................    42  President, Chief Executive Officer and
                                                   Chairman of the Board of Directors
John M. Elwood.............................    40  Executive Vice President, Chief Financial
                                                   Officer and Director
Howard M. Lorber(1)........................    46  Director
Herbert Lust, II(1)........................    66  Director
Jack H. Nusbaum............................    54  Director
Allen J. Ostroff(1)........................    58  Director
A.F. Petrocelli(1).........................    50  Director
Paul H. Hower..............................    60  Executive Vice President
Timothy E. Aho.............................    51  Senior Vice President/Development
Denis W. Driscoll..........................    50  Senior Vice President/Human Resources
John H. Leavitt............................    41  Senior Vice President/Sales and Marketing
Joseph Bernadino...........................    48  Senior Vice President, Secretary and General
                                                     Counsel
Richard T. Szymanski.......................    37  Vice President and Corporate Controller
Douglas W. Vicari..........................    35  Vice President and Treasurer

- ---------------

(1) Member of the Compensation and Audit Committee.

     The following is a biographical summary of the experience of the directors and executive officers of the Company:

     David A. Simon has been President, Chief Executive Officer and a Director since 1992 and Chairman of the Board of Directors of the Company since 1993. Mr. Simon was a director of PMI from 1990 to 1992. Mr. Simon was the Chief Executive Officer of PMI from 1990 to 1992 and was an executive officer in September 1990 when PMI filed for protection under chapter 11 of the United States Bankruptcy Code.

     John M. Elwood has been a Director and Executive Vice President of the Company since 1992 and Chief Financial Officer since 1993. Mr. Elwood was the Director of Reorganization of PMI from September 1990, when PMI filed for protection under chapter 11 of the United States Bankruptcy Code, through the Effective Date, and during 1990 was the Director of Reorganization of Allegheny International, Inc. prior to its emergence from chapter 11 bankruptcy protection that year.

     Howard M. Lorber has been a Director and a member of the Compensation and Audit Committee since 1994. Mr. Lorber is Chairman of the Board of Directors of Nathan's Famous, Inc., Hallman & Lorber, Inc. and Skybox International, Inc., and a director of New Valley Corporation, United Capital Corp. and Alpine Lace Brands, Inc. Mr. Lorber has been Chief Executive Officer of Hallman & Lorber, Inc. for more than the past five years, President and Chief Operating Officer of New Valley Corporation since 1994, and Chief Executive Officer of Nathan's Famous, Inc. since 1993. Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties. Several of these partnerships filed for protection under the federal bankruptcy laws in 1990 and 1991.

     Herbert Lust, II has been a Director since 1992 and Chairman of the Compensation and Audit Committee of the Company since 1993. Mr. Lust was a member of the Committee of Unsecured Creditors of PMI from 1990 to 1992. Mr. Lust has been a private investor and President of Private Water Supply Inc. for more than the past five years. Mr. Lust is a director of BRT Realty Trust.

     Jack H. Nusbaum has been a Director since 1994. Mr. Nusbaum has been a senior partner and Co-Chairman of the law firm of Willkie Farr & Gallagher for more than the past five years. He also is a director of W.R. Berkley Corporation, The Topps Company, Inc., GEV Corporation, Signet Star Holdings, Inc., Republic New York Securities Corporation, and a director and a member of the Executive Committee of the New York City Economic Development Corporation.

     Allen J. Ostroff has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Ostroff has been a Senior Vice President of the Prudential Realty Group, a subsidiary of the Prudential Insurance Company of America, for more than the last five years.

     A.F. Petrocelli has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Petrocelli has been the Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years.

     Paul H. Hower has been an Executive Vice President of the Company since 1993. Mr. Hower was President of Integrity Hospitality Services from 1992 to 1993 and Vice President and Hotel Division Manager of B.F. Saul Co. from 1990 to 1991.

     Timothy E. Aho has been a Senior Vice President of the Company since 1994. Mr. Aho was a Senior Vice President of Development for Boykin Management Company from 1993 to 1994 and Vice President of Development for Interstate Hotels Corporation from 1990 to 1993.

     Denis W. Driscoll has been a Senior Vice President of the Company since 1993. Mr. Driscoll was President of Driscoll Associates, a human resources consulting organization, from 1990 to 1993.

     John H. Leavitt has been a Senior Vice President of the Company since 1992. Mr. Leavitt was a Senior Vice President of PMI from 1991 to 1992 and a Senior Vice President of Medallion Hotel corporation from 1990 to 1991.

     Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992. Mr. Bernadino was an Assistant Secretary and Assistant General Counsel of PMI from 1990 to 1992 and held such position when PMI filed for chapter 11 bankrupcty protection.

     Richard T. Szymanski has been a Vice President and Corporate Controller of the Company since 1992. Mr. Szymanski was Corporate Controller of PMI from 1990 to 1992 and held such position when PMI filed for chapter 11 bankrupcty protection.

     Douglas W. Vicari has been a Vice President and Treasurer of the Company since 1992 and was Vice President and Treasurer of PMI during 1992. Mr. Vicari was the Director of Budget and Financial Analysis of PMI from 1990 to 1992 and held such position when PMI filed for chapter 11 bankrupcty protection.

Item 11.  Executive Compensation

     The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the persons who were, at December 31, 1994, the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company. The information shown reflects compensation for services in all capacities awarded to, earned by or paid to these persons for the years ending December 31, 1992, 1993 and 1994.

                                                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                      Annual Compensation          Compensation
                                                      -------------------          ------------
                                                                                    Securities
                                                                    Other Annual    Underlying     All Other
                                                                    ------------      -----        ---------
      Name and Principal Position       Year   Salary      Bonus    Compensation     Options     Compensation
      ---------------------------       ----   ------      -----    ------------     -------     ------------

David A. Simon  . . . . . . . . . . .  1994   $312,552   $161,538      $-0-              -0-         $ 5,507(1)
 President and Chief  . . . . . . . .  1993    303,853        -0-       -0-           45,000           6,211
 Executive Officer  . . . . . . . . .  1992    298,175    655,045       -0-          330,000           1,402

John M. Elwood  . . . . . . . . . . .  1994   $249,423   $129,231      $-0-           50,000         $ 3,147(2)
 Executive Vice President . . . . . .  1993    240,000        -0-       -0-           45,000          21,981
 and Chief Financial Officer  . . . .  1992    295,170    554,205       -0-           20,000             252

Paul H. Hower   . . . . . . . . . . .  1994   $190,000   $ 20,000      $-0-           15,000         $ 5,410(3)
 Executive Vice President . . . . . .  1993     94,320        -0-       -0-           20,000             113
                                       1992        -0-        -0-       -0-              -0-             -0-

Denis W. Driscoll . . . . . . . . . .  1994   $159,961   $ 10,000      $-0-            8,000         $   959(4)
 Senior Vice President - Human  . . .  1993     68,565        -0-       -0-            8,000              73
 Resources                             1992        -0-        -0-       -0-              -0-             -0-

Joseph Bernadino  . . . . . . . . . .  1994   $126,184   $ 24,150      $-0-            8,000         $   614(5)
  Senior Vice President,  . . . . . .  1993    120,750        -0-       -0-            8,000              87
  Secretary and General Counsel . . .  1992    114,648     43,125       -0-              -0-             252

1. Represents $102 for premiums of Company-provided life insurance, $141 related to 401K matching contributions and $5,264 in value of use of Company-provided car.
2. Represents $102 for premiums for Company-provided life insurance, $3,045 in value of use of Company-provided car.
3. Represents $702 for premiums for Company-provided life insurance, $826 related to 401K matching contributions and $3,882 in value of use of Company-provided car.
4. Represents $280 for premiums for Company-provided life insurance and $679 related to 401K matching contributions.
5. Represents $87 for premiums for Company-provided life insurance and $527 related to 401K matching contributions.

Stock Option Grants During Year Ended December 31, 1994

     The following table sets forth information concerning individual grants of stock options made during the year ending December 31, 1994 to each of the officers listed below. The Company did not grant any stock appreciation rights during such period.







                                              Individual Grants
                                              -----------------

                                            % of Total
                                            ----------
                              Number of      Options                              Potential Realized Value at
                              ---------      -------                              ---------------------------
                              Securities    Granted to                              Assumed Annual Rates of
                              ----------    ----------                              -----------------------
                              Underlying    Employees      Exercise              Stock Price Appreciation For
                              ----------    ---------      --------              ----------------------------
                               Options      in Fiscal     Price Per  Expiration           Option Terms
                               -------      ---------     ---------  ----------           ------------
 Name                          Granted         Year         Share       Date        0%      5%         10%
 ----                          -------         ----         -----       ----        --      --         ---

David A. Simon  . . . . . .        -0-          -0-          -0-          -0-       -0-       -0-         -0-
John M. Elwood  . . . . . .     50,000(1)     13.6%        $7.38    1/23/2000       -0-   142,161     284,513
Paul H. Hower . . . . . . .     15,000(2)      4.0%        $7.63     8/2/2000       -0-    38,898      88,247
Denis W. Driscoll . . . . .      8,000(2)      2.1%        $7.63     8/2/2000       -0-    20,746      47,065
Joseph Bernadino  . . . . .      8,000(2)      2.1%        $7.63     8/2/2000       -0-    20,746      47,065
- ---------------

(1) These stock options were granted to John M. Elwood under an employment contract dated January 24, 1994, which options vest in equal annual installments of 12,500 each on January 24, 1995, 1996, 1997 and 1998 and will continue to be exercisable through January 23, 2000. These options become immediately exercisable upon a change in control of the Company.

(2) These stock options vest with respect to one third of the grant on each of August 2, 1995, 1996, and 1997 and will continue to be exercisable through August 2, 2000. These options become immediately exercisable upon a change in control of the Company.

Aggregated Option Exercises in the Year Ended December 31, 1994 and Year-End Option Values




                                                         Number of Securities
                                                         --------------------
                                 Shares                 Underlying Unexercised      Value of Unexercised In-
                                 ------                 ----------------------      ------------------------
                               Acquired on   Value       Options at Year End            The-Money Options
                               -----------   -----       -------------------            -----------------
 Name                           Exercise    Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
 ----                           --------    --------  -----------  -------------   -----------  -------------
David A. Simon  . . . . . . .      -0-         -0-      250,000        125,000    $1,182,800       $591,400
John M. Elwood  . . . . . . .      -0-         -0-       62,500         52,500    $  204,425       $ 69,375
Paul H. Hower . . . . . . . .      -0-         -0-       20,000         15,000    $   70,000             --
Denis W. Driscoll . . . . . .      -0-         -0-        2,666         13,334    $   10,317       $ 19,603
Joseph Bernadino  . . . . . .      -0-         -0-        2,666         13,334    $   10,317       $ 19,603

Employment Agreement Under the Plan

     As provided in the PMI Second Amended Joint Plan of Reorganization
(the "Plan"), Mr. Simon and the Company executed an employment agreement dated July 31, 1992 which provides for an initial term of three years, with automatic successive one-year extensions unless a prior election is made by either party not to extend the agreement.

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

Employment Agreements Subsequent to the Plan

     As of January 24, 1994, Mr. Elwood and the Company executed an employment agreement which had a term of one year. This employment agreement provided for an annual base salary of $250,000, a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in the amount of $500,000 (of which the Company will not pay premiums which exceed $5,000), an automobile, and other customary welfare benefits, including medical and disability insurance. Pursuant to the agreement, Mr. Elwood was granted stock options to purchase 50,000 shares of Common Stock pursuant to the 1992 Stock Option Plan, which options vest in equal annual installments of 12,500 shares each on January 24, 1995, 1996, 1997 and 1998. This employment agreement has expired. The Company intends to execute a new agreement with Mr. Elwood.

     As of May 18, 1993, Mr. Paul H. Hower and the Company executed an employment agreement which terminated on June 30, 1994. This employment agreement provides for an annual base salary of $180,000, a cash bonus of $10,000, a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in an amount not less than $360,000, an automobile, and other customary welfare benefits, including medical and disability insurance. Pursuant to the agreement, Mr. Hower was granted stock options as of June 23, 1993 to purchase 20,000 shares of Common Stock.

Change in Control Agreements

     As of February 15, 1995, the Company executed change in control agreements with ten officers of the Company, including each named executive officer. These agreements provide that, if within two years of a change in control of the Company, the officer's employment with the Company is terminated by the Company without cause or if the officer resigns for good reason (as defined in the agreements), the Company will pay the beneficiary two and one-half times the aggregate cash compensation earned by the beneficiary during the fiscal year immediately preceding the termination of employment. Such payments are to be reduced, however, to the extent necessary to avoid characterization as "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code. In addition, any outstanding options to purchase shares of the Company held by the officer will vest and become exercisable as of the date of the change in control.

Board of Directors Compensation and Benefits

     Directors who are employees of the Company do not receive additional compensation for serving on the Board of Directors. Non-employee Directors receive $24,000 annually. In addition, each non-employee Director receives $1,500 for each Board of Directors meeting attended, $1,500 for each committee meeting attended and $500 for each telephonic meeting if such meeting extends beyond a period of 15 minutes. The Chairman of the Compensation and Audit Committee receives an additional $15,000 annually. The Directors' remuneration is paid quarterly. All Directors are reimbursed for their expenses.

Compensation and Audit Committee Interlocks and Insider Participation

     The members of the Compensation and Audit Committee are Herbert Lust,
II (Chairman), A. F. Petrocelli, Allen J. Ostroff and Howard M. Lorber. Mr. Petrocelli has certain business relationships with the Company, which are described under the heading "Certain Relationships and Related Transactions."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of February 16, 1995, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially 5% or more of the Company's common stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and each of the four remaining most highly compensated executive officers, and (iv) all executive officers and directors of the Company as a group.

                                                                              Amount and      Percent
                                                                              ----------      -------
                                                                              Nature of         of
                                                                              ---------         --
 Name of Beneficial Owner                                                     Ownership       Class(p)
 ------------------------                                                     ---------       --------
First Interstate Bank Corp.(a) . . . . . . . . . . . . . . . . . . . . . .    2,271,500         7.4
  633 17th Street
  Suite 1800
  Denver, CO  80202

Ingalls & Snyder(b)  . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,983,179         6.5
  61 Broadway
  New York, New York 10006

David A. Simon(c) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     408,895         1.3
John M. Elwood(d) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     121,622           *
Herbert Lust, II(e) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53,151           *
Allen J. Ostroff(f) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,000           *
A.F. Petrocelli(g)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,276           *
Jack H. Nusbaum(h)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,000           *
Howard M. Lorber(i) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000           *
John H. Leavitt(j)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,777           *


Paul H. Hower(k) .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20,300              *
Denis W. Driscoll(l)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,450              *
Joseph Bernadino(m) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,666              *
Richard T. Szymanski(n) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,666              *
Douglas W. Vicari(o)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,666              *
Timothy E. Aho  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0              *
All directors and executive officers
  as a group (14 persons)(p)  . . . . . . . . . . . . . . . . . . . . . . . . . .  715,469            2.3


(a) First Interstate Bank Corp. filed a Schedule 13G, dated February 10, 1995 with the Securities and Exchange Commission (the "SEC") reporting ownership of 2,271,500 shares of Common Stock, with sole voting power with respect to 1,443,400 shares and sole dispositive power with respect to 2,271,500 shares.

(b) Ingalls & Snyder filed a Schedule 13G, dated January 13, 1995 with the SEC reporting ownership of 1,983,179 shares of Common Stock, with sole voting power with respect to 168,286 shares and sole dispositive power with respect to 1,983,179 shares.

(c) Includes 151,726 shares owned by David A. Simon, 146 shares owned by his wife and 249 shares held by Mr. Simon as custodian for his children. Mr. Simon disclaims beneficial ownership of the shares owned by his wife and held as custodian for his children. Also includes warrants to purchase 5,510 shares with an exercise price of $2.71 per share owned by Mr. Simon, 467 warrants owned by his wife, and 797 warrants held as custodian for his children. Mr. Simon disclaims beneficial ownership of the warrants owned by his wife and held as custodian for his children. Also includes options to purchase 250,000 shares with an exercise price of $3.20 per share as to 30,000 shares and $2.71 as to 220,000 shares.

(d) Includes 47,000 shares, warrants to purchase 12,122 shares with an exercise price of $2.71 per share and options to purchase 20,000 shares at an exercise price of $3.81 per share, options to purchase 30,000 shares at an exercise price of $3.20 per share and options to purchase 12,500 at an exercise price of $7.38 per share.

(e) Includes 10,000 shares owned by Herbert Lust, 23,151 shares held by a trust under which Mr. Lust and his wife are co-trustees and beneficiaries and options held by Mr. Lust to purchase 20,000 shares with an exercise price of $3.20 per share.

(f) Includes 5,000 shares and options to purchase 30,000 shares with an exercise price of $3.20 per share.

(g) Includes 8,276 shares held by United Capital Corp. of which Mr. Petrocelli is Chairman of the Board of Directors and Chief Executive Officer and options held by Mr. Petrocelli to purchase 30,000 shares with an exercise price of $3.20 per share.

(h) Includes 10,000 shares and options to purchase 5,000 shares with an exercise price of $7.25 per share.

(i) Includes options to purchase 5,000 shares with an exercise price of $7.25 per share.

(j) Includes 26 shares, warrants to purchase 85 shares with an exercise price of $2.71 per share and options to purchase 2,666 shares with an exercise price of $3.63 per share.

(k) Includes 300 shares owned by his wife and options to purchase 20,000 shares with an exercise price of $4.00 per share.

(l) Includes 5,520 shares owned by Mr. Driscoll, 200 shares owned by his son and daughter, warrants to purchase 64 shares with an exercise price of $2.71 per share, and options to purchase 2,666 shares with an exercise price of $3.63 per share.

(m) Includes 1,000 shares and options to purchase 2,666 shares with an exercise price of $3.63 per share.

(n) Includes options to purchase 1,666 shares with an exercise price of $3.63 per share.

(o) Includes options to purchase 1,666 shares with an exercise price of $3.63 per share.

(p) With the exception of David Simon, the Directors and executive officers each owns less than one percent of the outstanding Common Stock and own approximately two percent of the outstanding Common Stock as a group. Percentages were based on 30,556,385 shares outstanding as of March 8, 1995.

Item 13.  Certain Relationships and Related Transactions.

     A.F. Petrocelli, a Director of the Company, is the Chairman of the Board and Chief Executive Officer of United Capital Corp. In March 1994, the Company entered into management agreements with the corporate owners of two hotels who are affiliates of United Capital Corp. The Company received $90,000 in management fees for the fiscal year ended 1994.

     During 1989, a partnership in which Peter E. Simon, father of David A. Simon, is a partner acquired an interest in three hotels from PMI. In partial payment PMI received non-recourse junior loans aggregating $21,590,000. As of December 31, 1994, the aggregate balance owed on these loans was $21,472,766. The interest rates on these loans ranged from 9 1/2% to 11% per annum. The Company has restructured these loans in order to obtain payment based upon the available cash flow of the hotels. During 1994, the Company recognized $853,000 of interest income related to these loans. The Company managed these three hotels for the partnership and received $523,000 in management fees for fiscal year 1994.

     During 1989, this same partnership acquired PMI's interest in eight hotel properties. In partial payment PMI received a junior non-recourse mortgage note in the principal amount of $9,647,450. The Company restructured this transaction as of December 1, 1992 by (i) conveying to the partnership its interest in one hotel property, and (ii) amending the principal amount and interest rate of the note to $8,103,362 and 8.2% per annum, respectively. No debt payments were made on these loans during 1994. The Company managed these nine hotels for the partnership and received $329,000 in accounting and management fees for fiscal year 1994.

     During February 1990, this same partnership purchased from PMI a note owed by a third party in the original principal amount of $3,255,380. This partnership paid PMI $488,318 in cash and granted PMI an 85% note participation. In partial settlement of its claim on the note, the Company acquired a hotel located in Miami, Florida in which the partnership has a 15% interest.

     In December 1993, the Company entered into a management agreement with the corporate owner of a hotel in which Peter E. Simon is a stockholder. The Company received $40,000 in management fees for the fiscal year 1994.

     In 1991, the Company entered into an agreement with ShoLodge, a company controlled by Leon Moore, a former director, whereby ShoLodge was appointed the exclusive agent to develop and manage certain hotel properties. The Company had loans payable to ShoLodge of $39,896,000 at December 31, 1994 related to the development of hotels. The Company also uses the ShoLodge reservation system for its Wellesley and AmeriSuites properties.

     In February 1995, the Company entered into an agreement to acquire ShoLodge's option to purchase a 50% interest in 11 of the Company's AmeriSuites hotels and will also acquire the only AmeriSuites hotel not already owned by the Company. The total consideration payable by the Company in this transaction is $34,600,000 of which $16,100,000 will be paid in three cash installments during 1995 and the remaining $18,500,000 will be paid in notes maturing in 1997. As a result of this transaction, which is scheduled to close on March 31, 1995, the Company will take over the management of these hotels.

     The Company has a note receivable from John H. Leavitt, Senior Vice President - Sales and Marketing, with a balance of $39,163 at December 31, 1994. The note bears interest at 8.5% and is due in 2011.


     The Company has retained Willkie Farr & Gallagher as its legal counsel involving certain matters during its last fiscal year and anticipates it will continue such relationship with the firm in this fiscal year. Mr. Nusbaum, Director of the Company, is a Senior Partner and Co-Chairman of the firm.

                                    PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.

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

                      (k) Reference is made to the Employment Agreement dated as of May 18, 1993 between Paul Hower filed as an Exhibit to the Company's Form 10-K dated March 25, 1994, which is incorporated herein by reference.

                      (l) Reference is made to the Consolidated and Amended Settlement Agreement dated as of October 12, 1993 between Allan V. Rose and the Company filed as an Exhibit to the Company's Form 10-K dated March 25, 1994, which is incorporated herein by reference.

                      (m) Consent and Amendment to Prime Hospitality Corp. 9.20% Junior Secured Notes.

                      (n) Agreement dated February 6, 1995 among Suites of America, Inc., ShoLodge, Inc. and the Company.

                      (o) Change of Control Agreement dated February 15, 1995 between David A. Simon and the Company.

                      (p) Change of Control Agreement dated February 15, 1995 between John M. Elwood and the Company.

                      (q) Change of Control Agreement dated February 15, 1995 between Paul H. Hower and the Company.

                      (r) Change of Control Agreement dated February 15, 1995 between John H. Leavitt and the Company.

                      (s) Change of Control Agreement dated February 15, 1995 between Denis W. Driscoll and the Company.

                      (t) Change of Control Agreement dated February 15, 1995 between Timothy E. Aho and the Company.

                      (u) Change of Control Agreement dated February 15, 1995 between Joseph Bernadino and the Company.

                      (v) Change of Control Agreement dated February 15, 1995 between Richard T. Szymanski and the Company.

                      (w) Change of Control Agreement dated February 15, 1995 between Douglas W. Vicari and the Company.

                      (x) Change of Control Agreement dated February 15, 1995 between Richard Moskal and the Company.

                 (11) Computation of Earnings Per Common Share.

                 (12) Computation of the Ratio of Earnings to Fixed Charges.

                 (21) Subsidiaries of the Company are as follows:

                                                            Jurisdiction of
         Name                                               Incorporation
         ----                                               -------------

A.J.& R. Motor Inns, Inc.                                   North Carolina
Civic Motor Inns, Inc.                                      Virginia
Coliseum Motor Inns, Inc.                                   Maryland
Dynamic Marketing, Inc.                                     Delaware

Fairfield Holding Corp.                                     Delaware
Fairfield-Meridian Claims Service, Inc.                     Delaware
FR Delaware, Inc.                                           Delaware
FR Management Corporation                                   Virginia
Hartford Motor Inns, Inc.                                   Virginia
Mahwah Holding Corp.                                        Delaware
Market Segments, Incorporated                               Delaware
OP Hotel, Inc.                                              Kansas
  (subsidiary of Suites of America, Inc.)
PHC Construction Corp.                                      Delaware
Prime-American Realty Corp.                                 Delaware
Prime Hotel Real Estate
  Investments, Inc.                                         Delaware
Prime Note Collections Company, Inc.                        Delaware
Prime-O-Lene, Inc.                                          New Jersey
Prime-Trevose Enterprises, Inc.                             Pennsylvania
Republic Motor Inns, Inc.                                   Virginia
Suites of America, Inc.                                     Delaware
York Motor Inns, Inc.                                       Virginia

                 (23) (a)   Consent of Arthur Andersen LLP
                      (b)   Consent of J.H. Cohn & Company

     (b)     Reports on Form 8-K:  None

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

                                                                                        PAGE
                                                                                        ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP.......................................................   F-2
  Consolidated:
     Balance Sheets at December 31, 1993 and 1994.....................................   F-3
     Statements of Income for the Five Months Ended December 31, 1992 and the Years
      Ended December 31, 1993 and 1994................................................   F-4
     Statements of Stockholders' Equity for the Five Months Ended December 31, 1992
      and the Years Ended December 31, 1993 and 1994..................................   F-5
     Statements of Cash Flows for the Five Months Ended December 31, 1992 and the
      Years Ended December 31, 1993 and 1994..........................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7
  Report of Arthur Andersen LLP.......................................................  F-19
  Report of J.H. Cohn & Company.......................................................  F-20
  Consolidated:
     Balance Sheets at June 30, 1992 and July 31, 1992................................  F-22
     Statements of Operations for the Year Ended June 30, 1992 and the One Month Ended
      July 31, 1992...................................................................  F-24
     Statements of Stockholders' Equity (Deficiency) for the Year Ended June 30, 1992
      and the One Month Ended July 31, 1992...........................................  F-25
     Statements of Cash Flows for the Year Ended June 30, 1992 and the One Month Ended
      July 31, 1992...................................................................  F-26
  Notes to Consolidated Financial Statements..........................................  F-28

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

     We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries ("the Company") as of December 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended and the five months ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for the years then ended and the five months ended December 31, 1992 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 1995

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1993         1994
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 41,569     $ 12,524
  Restricted cash......................................................    10,993        9,725
  Accounts receivable, net of reserves.................................     6,266        7,819
  Current portion of mortgages and notes receivable....................     2,275        1,925
  Accrued interest receivable..........................................     3,954        1,539
  Other current assets.................................................     3,145        5,657
                                                                         --------     --------
          Total current assets.........................................    68,202       39,189

Property, equipment and leasehold improvements, net of accumulated
  depreciation and amortization........................................   172,786      299,291
Mortgages and notes receivable, net of current portion.................   163,033       81,260
Other assets...........................................................     6,664       15,192
                                                                         --------     --------
          TOTAL ASSETS.................................................  $410,685     $434,932
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt..............................................  $ 19,282     $  5,284
  Other current liabilities............................................    22,445       23,904
                                                                         --------     --------
          Total current liabilities....................................    41,727       29,188
Long-term debt, net of current portion.................................   168,618      178,545
Other liabilities......................................................    28,976       23,134
                                                                         --------     --------
          Total liabilities............................................   239,321      230,867
                                                                         --------     --------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.10 per share; 20,000,000 shares authorized;
     none issued.......................................................        --           --
  Common stock, par value $.01 per share; 50,000,000 shares authorized
     29,988,674 and 30,409,371 shares issued and outstanding in 1993
     and 1994, respectively............................................       300          304
  Capital in excess of par value.......................................   157,507      171,774
  Retained earnings....................................................    13,557       31,987
                                                                         --------     --------
          Total stockholders' equity...................................   171,364      204,065
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $410,685     $434,932
                                                                         ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FIVE MONTHS
                                                           ENDED          YEAR ENDED       YEAR ENDED
                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1992             1993             1994
                                                        ------------     ------------     ------------
Revenues:
  Room................................................    $ 24,639         $ 69,487         $ 88,753
  Food and beverage...................................       4,598           12,270           18,090
  Management and other fees...........................       5,000           10,831           10,021
  Interest on mortgages and notes receivable..........       6,335           14,765           15,867
  Rental and other....................................         762            1,507            1,572
                                                        ------------     ------------     ------------
          Total revenues..............................      41,334          108,860          134,303
                                                        ------------     ------------     ------------
Costs and expenses:
  Direct hotel operating expenses:
     Room.............................................       6,952           19,456           24,539
     Food and beverage................................       4,027           10,230           13,886
     Selling and general..............................       7,811           20,429           26,733
  Occupancy and other operating.......................       4,351           11,047           11,261
  General and administrative..........................       5,929           15,685           15,089
  Depreciation and amortization.......................       2,918            7,117            9,427
                                                        ------------     ------------     ------------
          Total costs and expenses....................      31,988           83,964          100,935
                                                        ------------     ------------     ------------
Operating income......................................       9,346           24,896           33,368
Interest income on cash investments...................         693            1,267            1,966
Interest expense......................................      (7,718)         (16,116)         (13,993)
Other income..........................................          --            3,809            9,089
                                                        ------------     ------------     ------------
Income before income taxes and extraordinary items....       2,321           13,856           30,430
Provision for income taxes............................         928            5,681           12,172
                                                        ------------     ------------     ------------
Income before extraordinary items.....................       1,393            8,175           18,258
Extraordinary items -- gains on discharges of
  indebtedness (net of income taxes of $2,772 and
  $120)...............................................          --            3,989              172
                                                        ------------     ------------     ------------
Net income............................................    $  1,393         $ 12,164         $ 18,430
                                                        ==========       ==========       ==========
Net income per common share:
  Income before extraordinary items...................    $    .05         $    .27         $    .57
  Extraordinary items.................................          --              .13              .01
                                                        ------------     ------------     ------------
Net income per common share...........................    $    .05         $    .40         $    .58
                                                        ==========       ==========       ==========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK       CAPITAL IN
                                                -------------------   EXCESS OF    RETAINED
                                                  SHARES     AMOUNT   PAR VALUE    EARNINGS    TOTAL
                                                ----------   ------   ----------   --------   --------
Balance August 1, 1992........................  29,912,794    $299     $ 135,301   $     --   $135,600
Net income....................................          --      --            --      1,393      1,393
Utilization of net operating loss
  carryforwards...............................          --      --           789         --        789
                                                ----------   ------   ----------   --------   --------
Balance December 31, 1992.....................  29,912,794     299       136,090      1,393    137,782
Net income....................................          --      --            --     12,164     12,164
Utilization of net operating loss
  carryforwards...............................          --      --         4,525         --      4,525
Federal income tax refund.....................          --      --        16,462         --     16,462
Compensation expense related to stock option
  plan........................................          --      --           225         --        225
Proceeds from exercise of stock options.......      30,000      --            81         --         81
Proceeds from exercise of stock warrants......      45,880       1           124         --        125
                                                ----------   ------   ----------   --------   --------
Balance December 31, 1993.....................  29,988,674     300       157,507     13,557    171,364
Net income....................................          --      --            --     18,430     18,430
Utilization of net operating loss
  carryforwards...............................          --      --         5,861         --      5,861
Amortization of pre-fresh start tax
  basis differences...........................          --      --         6,954         --      6,954
Federal income tax refund.....................          --      --           200         --        200
Compensation expense related to stock option
  plan........................................          --      --            60         --         60
Proceeds from exercise of stock options.......     216,080       2           640         --        642
Proceeds from exercise of stock warrants......     204,617       2           552         --        554
                                                ----------   ------   ----------   --------   --------
Balance December 31, 1994.....................  30,409,371    $304     $ 171,774   $ 31,987   $204,065
                                                 =========   ======     ========    =======   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FIVE MONTHS
                                                               ENDED
                                                             DECEMBER      YEAR ENDED     YEAR ENDED
                                                                31,       DECEMBER 31,   DECEMBER 31,
                                                               1992           1993           1994
                                                            -----------   ------------   ------------
Cash flows from operating activities:
  Net income..............................................    $ 1,393       $ 12,164       $ 18,430
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................      2,918          7,117          9,427
     Gain on settlement of note receivable................         --             --         (6,224)
     Utilization of net operating loss carryforwards......        789          4,525          5,861
     Amortization of pre-fresh start tax basis
       differences........................................         --             --          6,954
     Deferred income taxes................................         --          1,541           (205)
     Gains on discharges of indebtedness..................         --         (6,761)          (292)
     Gains on disposals of assets.........................         --         (1,769)        (1,099)
     Compensation expense related to stock options........         --            225             60
  Increase (decrease) from changes in other operating
     assets and liabilities:
     Accounts receivable..................................        320            269         (1,945)
     Other current assets.................................     (1,445)        (1,791)           127
     Other liabilities....................................       (248)         4,208         (2,422)
                                                            -----------   ------------   ------------
     Net cash provided by operating activities............      3,727         19,728         28,672
                                                            -----------   ------------   ------------
Cash flows from investing activities:
  Proceeds from mortgages and other notes receivable......     46,165         10,861         36,198
  Disbursements for mortgages and other notes
     receivable...........................................         --           (515)        (1,100)
  Proceeds from sales of property, equipment and leasehold
     improvements.........................................         --          3,715          1,480
  Purchases of property, equipment and leasehold
     improvements.........................................     (1,803)       (14,346)       (63,360)
  Decrease in restricted cash.............................      9,939          1,903          1,268
  Proceeds from retirement of debt securities.............         --             --          1,116
  Purchase of debt and other securities...................         --             --         (5,885)
  Other...................................................       (506)           663         (3,965)
                                                            -----------   ------------   ------------
     Net cash provided by (used in) investing
       activities.........................................     53,795          2,281        (34,248)
                                                            -----------   ------------   ------------
Cash flows from financing activities:
  Payments of debt........................................    (56,592)       (30,890)       (43,771)
  Proceeds from issuance of debt..........................         --          2,771         19,026
  Proceeds from the exercise of stock options and
     warrants.............................................         --            206          1,196
  Principal proceeds from federal income tax refund.......         --         16,462            200
  Reorganization items after emergence from bankruptcy....     (3,807)        (5,605)          (120)
                                                            -----------   ------------   ------------
     Net cash used in financing activities................    (60,399)       (17,056)       (23,469)
                                                            -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents......     (2,877)         4,953        (29,045)
Cash and cash equivalents at beginning of period..........     39,493         36,616         41,569
                                                            -----------   ------------   ------------
Cash and cash equivalents at end of period................    $36,616       $ 41,569       $ 12,524
                                                            =========     ==========     ==========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1992, 1993 AND 1994

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES:

     Prime Hospitality Corp. (the "Company") is a hotel owner/operator with ownership or management of hotels in the United States and the U.S. Virgin Islands. The Company's hotels primarily provide moderately priced, quality accommodations in secondary markets, and operate under franchise agreements with national hotel chains or under the Company's proprietary Wellesley Inns or AmeriSuites brand names.

     The Company emerged from the Chapter 11 reorganization proceeding of its predecessor, Prime Motor Inns, Inc. and certain of its subsidiaries ("PMI"), which consummated its Plan of Reorganization ("the Plan") on July 31, 1992 (the "Effective Date"). PMI and certain of its subsidiaries had filed for protection under Chapter 11 of the United States Bankruptcy Code in September of 1990. During the reorganization, PMI re-negotiated most of its leases, management agreements and debt commitments, resulting in the elimination of a substantial number of unprofitable contract relationships and excessive debt obligations.

BASIS OF PRESENTATION:

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

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS:

     Cash equivalents are highly liquid unrestricted investments with a maturity of three months or less when acquired.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

RESTRICTED CASH:

     Restricted cash consists primarily of highly liquid investments that serve as collateral for debt obligations due within one year.

MORTGAGES AND NOTES RECEIVABLE:

     Mortgages and notes receivable are reflected at their fair value as of July 31, 1992, adjusted for payments and other advances since that date. The amount of interest income recognized on mortgages and notes receivable is generally based on the stated interest rate and the carrying value of the notes. The Company has a number of subordinated or junior mortgages which remit payment based on hotel cash flow. Because there is substantial doubt that the Company will recover their face value, these mortgages have not been valued in the Company's consolidated financial statements. Interest on cash flow mortgages and delinquent loans is generally recognized when cash is received.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

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

INCOME TAXES:

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

NET INCOME PER COMMON SHARE:

     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period. The weighted average number of common shares used in computing primary net income per share was 29,913,000 for the five months ended December 31, 1992 and 30,721,000 and 32,022,000 for the years ended December 31, 1993 and 1994, respectively. Net income per common shares was restated for all periods to reflect a 9.4% reduction in the number of shares distributed under PMI's Plan (See Note 10). The dilutive effect of stock warrants and options during the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994 was not material (see Note
     10).

RECLASSIFICATIONS:

     Certain reclassifications have been made to the December 31, 1992 and 1993 consolidated financial statements to conform them to the December 31, 1994 presentation.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 2 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1993          1994
                                                                     -------       -------
    Cash...........................................................  $ 3,013       $ 5,953
    Commercial paper and other cash equivalents....................   38,556         6,571
                                                                     -------       -------
              Totals...............................................  $41,569       $12,524
                                                                     =======       =======

NOTE 3 -- MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are comprised of the following (in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1993          1994
                                                                    --------       -------
    Properties operated by the Company(a).........................  $ 65,323       $60,609
    Other(b)......................................................    24,985        22,576
    Frenchman's Reef resort hotel(c)..............................    50,000            --
    Rose and Cohen entities(d)....................................    25,000            --
                                                                    --------       -------
              Total...............................................   165,308        83,185
    Less current portion..........................................    (2,275)       (1,925)
                                                                    --------       -------
    Long-term portion.............................................  $163,033       $81,260
                                                                    ========       =======

- ---------------
(a) The Company is the holder of mortgage notes receivable with a book value of $46,497,000 secured primarily by 10 hotel properties operated by the Company under management agreements and $14,112,000 in mortgages secured primarily by 4 properties operated under lease agreements. These notes currently bear interest at rates ranging from 8.5% to 13.5% and mature through 2017. The mortgages were primarily derived from the sales of hotel properties. Many of the managed properties were unable to pay in full the annual debt service required under the terms of the original mortgages. The Company has restructured approximately $33,000,000 of these loans to pay based upon available cash and a participation in the future excess cash flow of such hotel properties. The restructurings generally include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow. The junior portion represents the difference between the original mortgage and the new senior portion and provides the Company the opportunity to recover that difference if the hotel's performance improves. In addition to the junior portion of the restructured mortgages, the Company holds junior or other cash flow mortgages and subordinated interests in other hotel properties operated by the Company under management agreements.

    The Company's consolidated balance sheets do not reflect any value related to the junior portions of the restructured notes or the junior mortgages and subordinated interests on the other hotels as there is substantial doubt that the Company will recover any of their face value. During 1993 and 1994, the Company recognized $976,000 and $2,000,000, respectively, of interest income related to these mortgages.

(b) Other notes receivable currently bear interest at effective rates ranging from 4% to 10.5%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

(c) The mortgage notes secured by the Frenchman's Reef Resort Hotel ("Frenchman's Reef") consisted of first and second mortgages with face values of $53,383,000 and $25,613,000, respectively, with final scheduled principal payments of $51,976,000 and $25,613,000 due on July 31, 1995. In connection with the adoption of fresh start reporting, the Company valued the notes at $50,000,000.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

    During the five months ended December 31, 1992, and years ended December 31, 1993 and 1994 the Company recognized $1,770,000, $4,250,000 and $4,586,000 of interest income on these notes, respectively, based on the level of cash flow generated from the hotel property available to service the notes.

    In December 1994, the Company obtained ownership of Frenchman's Reef in satisfaction of the mortgage note receivable through a pre-negotiated plan of reorganization. The Company had previously reached an agreement in 1993 to restructure its mortgage notes receivable secured by Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. During the reorganization period, the Company continued to receive cash payments on its mortgage notes receivable under a cash collateral order approved by the Bankruptcy Court. Under the plan of reorganization, which was approved by the Bankruptcy Court on December 16, 1994, the Company obtained ownership and control of the hotel. As a result of obtaining this control, the Company reallocated its basis in the mortgage note receivable to the various operating assets acquired (principally land, hotel building and furniture and fixtures) based upon their respective fair market value.

(d) The note receivable from Rose and Cohen represented the estimated fair market value as of July 31, 1992 of certain amounts loaned by PMI to entities controlled by Allan Rose and Arthur Cohen ("Rose and Cohen"). During 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, commenced by a subsidiary of PMI during 1991. The settlement provided for Rose or his affiliate to pay the Company the sum of $25 million, plus proceeds from approximately 1.1 million shares of the Company's common stock held by Rose.

    Financial Security Assurance, Inc. ("FSA") asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25 million of settlement proceeds to retire certain senior secured notes (see Note 6). On April 21, 1994, FSA filed its notice of appeal of the Court's order. During 1994, Rose sold approximately 1.0 million shares of the Company's common stock under the terms of the settlement for net proceeds of approximately $6.2 million. Since the Rose and Cohen note had a book value of $25 million at the time of the settlement, approximately $6.2 million was recorded as income in the Company's statement of operations.

    All proceeds received pursuant to the settlement after April 21, 1994 have been held in escrow until an order on the appeal is received. The Company believes that FSA is unlikely to prevail on its claim, and as a result, does not believe it will have a material impact on the accompanying consolidated financial statements. Upon receipt of a favorable order from the Court, substantially all of the net proceeds are required to be used to retire additional debt (see Note 6).

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 4 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         ---------------------      YEARS OF
                                                           1993         1994       USEFUL LIFE
                                                         --------     --------     -----------
    Land and land leased to others.....................  $ 29,407     $ 49,438
    Hotels.............................................   109,671      200,706       20 to 40
    Furniture, fixtures and autos......................    21,879       46,021        3 to 10
    Leasehold improvements.............................    10,222       11,336        3 to 40
    Construction in progress...........................     2,555        1,457
    Properties held for sale...........................     8,355        8,898
                                                         --------     --------
      Sub-total........................................   182,089      317,856
      Less accumulated depreciation and amortization...    (9,303)     (18,565)
                                                         --------     --------
              Totals...................................  $172,786     $299,291
                                                         ========     ========

     At December 31, 1994, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $8,074,000 pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $10,132,000, of which $3,961,000 is scheduled to be received in the aggregate during the five-year period ending December 31, 1999.

     Depreciation and amortization expense on property, equipment and leasehold improvements was $2,784,000 for the five months ended December 31, 1992 and $7,015,000 and $9,300,000 for the years ended December 31, 1993 and 1994, respectively.

     During the years ended December 31, 1993 and 1994, the Company capitalized $0 and $836,000, respectively, of interest related to borrowings used to finance hotel construction.

NOTE 5 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1994
                                                                       -------     -------
    Accounts payable.................................................  $ 2,025     $ 4,436
    Interest.........................................................    4,454       3,115
    Accrued payroll and related benefits.............................    2,190       2,490
    Accrued expenses.................................................    1,592       4,182
    Insurance reserves...............................................    6,206       5,123
    Other............................................................    5,978       4,558
                                                                       -------     -------
              Totals.................................................  $22,445     $23,904
                                                                       =======     =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 6 -- DEBT

     Debt consists of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1994
                                                                     --------     --------
    Secured notes(a)...............................................  $ 86,683     $ 52,580
    Mortgages and other notes payable(b)...........................    99,946      131,249
    Borrowings under credit agreement..............................     1,271           --
                                                                     --------     --------
    Total debt.....................................................   187,900      183,829
    Less current maturities........................................   (19,282)      (5,284)
                                                                     --------     --------
         Debt, net of current portion..............................  $168,618     $178,545
                                                                     ========     ========

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

    During 1994, the Company repurchased $6,527,000 of its Adjustable Rate Senior Secured Notes, $217,000 of its 8.20% Senior Secured Notes and $461,000 of its 9.20% Junior Secured Notes for an aggregate purchase price of $7,018,000. The repurchases resulted in pretax extraordinary gains of $187,000. In April 1994, the Company retired its Senior Secured Notes with a pre-payment of $26,408,000.

    In addition to the repurchases described above, during 1994 the Company purchased through a third party agent approximately $5,200,000 of its Senior Secured Notes and Junior Secured Notes for aggregate consideration of approximately $4,800,000. These notes are currently held by the third party agent and have not been retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and no gain will be recorded on these transactions until the notes mature or are redeemed. In April 1994, approximately $1,100,000 of the notes were retired from the proceeds of the Rose and Cohen settlement (See
    Note 3) resulting in a pretax extraordinary gain of approximately $100,000. In August 1994, approximately $37,000 was retired resulting in a pretax extraordinary gain of $5,000. As of December 31, 1994, the Company had unrecognized holding gains of approximately $295,000 related to these securities.

    In 1994, the Company received consents from the required holders of its Junior Secured Notes to remove certain debt covenants which placed limitations on the Company's hotel development spending. In consideration of the amendment consent, the Company agreed to increase the coupon interest rate from 9.2% to 10.0% and to shorten the maturity by one year, from July 31, 2000 to July 31, 1999. In addition, the designation of these notes was changed from Junior Secured Notes to Senior Secured Notes, as the original Senior Secured Notes were retired.

    The collateral for the Secured Notes consists primarily of mortgages and notes receivable and real property, net of related liabilities (the "Secured Note Collateral"), with a book value of $92,215,000 as of December 31, 1994.

    Interest on the Secured Notes is payable semi-annually. The Secured Notes require that 85% of the cash proceeds from the Secured Note Collateral be applied first to interest then to prepayment of principal. Aggregate principal payments on the Secured Notes are required in order that one-third of the principal balance outstanding on December 31, 1996 is paid by July 31, 1998 and all of the balance is paid by July 31, 1999. To the extent the cash proceeds from the Secured Note Collateral are insufficient to pay

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES interest or required principal payments on the Secured Notes, the Company will be obligated to pay any deficiency out of its general corporate funds.

    The Secured Notes contain covenants which, among other things, require the Company to maintain a net worth of at least $100,000,000, and preclude cash distributions to stockholders, including dividends and redemptions, until the Secured Notes have been paid in full.

(b) The Company has mortgage and other notes payable of approximately $74,713,000 that are secured by mortgage notes receivable and hotel properties with a book value of $110,476,000. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1994 these notes bear interest at rates ranging from 4.68% to 12.45% and mature through 2008.

    At December 31, 1994, the Company has outstanding loans in the amount of $39,896,000 payable to ShoLodge, Inc. ("ShoLodge"). The foregoing loans are secured by AmeriSuites hotel properties with an aggregate book value of $63,824,000. The notes bear interest at 10.25% and mature in April 1997. The Company expects to incur an additional $3,600,000 of debt in the first quarter of 1995 in connection with its purchase of ShoLodge's option to acquire a 50% interest in Suites of America, Inc., a wholly owned subsidiary of the Company (see Note 9).

    The Company has $11,614,000 of notes restructured under the Plan which bear interest at rates ranging from 8.00% to 9.20% per annum payable semi-annually. Prior to maturity, principal amounts outstanding will be paid semi-annually based on a thirty-year amortization schedule. Each note matures on July 31, 2002 and is secured by a lien on mortgage notes receivable and hotel properties with a book value of $11,129,000 at December 31, 1994.

    The Company has other notes of $3,156,000, which bear interest at rates ranging from 8.0% to 8.2% and mature through 1999.

    In February 1995, the Company obtained $39 million of mortgage financing secured by hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.50% at December 31, 1994) and mature in 2000.

     Maturities of long-term debt for the next five years ending December 31 are as follows (in thousands):

            1995......................................................  $  5,284
            1996......................................................    41,073
            1997......................................................    45,687
            1998......................................................     3,617
            1999......................................................    54,717
            Thereafter................................................    33,451
                                                                        --------
            Total.....................................................  $183,829
                                                                        ========

NOTE 7 -- LEASE COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 1995 through 2022. The Company has options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1994 (in thousands):

            1995......................................................  $  4,630
            1996......................................................     4,597
            1997......................................................     4,565
            1998......................................................     4,533
            1999......................................................     4,500
            Thereafter................................................    95,638
                                                                        --------
            Total.....................................................  $118,463
                                                                        ========

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994
(in thousands):

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                1992       1993       1994
                                                               ------     ------     ------
    Rentals..................................................  $1,844     $5,009     $4,654
    Contingent rentals.......................................     266        764        823
                                                               ------     ------     ------
              Rental expense.................................  $2,110     $5,773     $5,477
                                                               ======     ======     ======

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

     In addition to the hotel property related receivables referred to above, the Company's financial instruments include (i) assets; cash and cash equivalents and restricted cash investments and (ii) liabilities; trade and notes payable and long-term debt (see Note 6). As described in Note 1, in connection with the adoption of fresh start accounting as of July 31, 1992, the Company revalued its assets and liabilities at amounts approximating fair market value. Since there have been no substantive adverse changes in market conditions since the date of the revaluation and on the basis of market quotes and experience on recent redemption offers for the Company's long-term debt, the Company believes that the carrying amount of these financial instruments approximated their fair market value as of December 31, 1993 and 1994.

     As a result of the reorganization proceedings and the rejection of certain leases, management contracts and other guarantees, the Company has no other material off-balance-sheet liabilities or credit risk as of December 31, 1994.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 8 -- INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994
(in thousands):

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                1992      1993        1994
                                                                ----     -------    --------
    Current:
      Federal.................................................  $ --     $ 2,167    $    970
      State...................................................   139         220          28
                                                                ----     -------    --------
                                                                 139       2,387         998
    Deferred:
      Federal.................................................   789       5,049       9,780
      State...................................................    --       1,017       1,514
                                                                ----     -------    --------
                                                                 789       6,066      11,294
                                                                ----     -------    --------
              Total...........................................  $928     $ 8,453    $ 12,292
                                                                ====      ======     =======

     Income taxes are provided at the applicable federal and state statutory rates.

     The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994
(in thousands):

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                1992      1993       1994
                                                                ----     -------    -------
    Utilization of net operating loss.........................  $789     $ 4,525    $ 5,861
    Amortization of pre-fresh start basis
      differences -- properties
      and notes...............................................    --       1,322      5,632
    Depreciation..............................................    --         144        200
    Leasehold reserves........................................    --          --        450
    Property transactions.....................................    --          --        320
    Other.....................................................    --          75     (1,169)
                                                                ----     -------    -------
              Total...........................................  $789     $ 6,066    $11,294
                                                                ====      ======    =======

     At December 31, 1994, the Company had available federal net operating loss carryforwards of approximately $117,500,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $104,800,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $9,262,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

     In accordance with FAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $41,000,000 against the deferred tax asset as of December 31, 1994. To the extent any available carryforwards or other tax benefits are utilized, the amount of tax benefit realized will be treated as contribution to stockholders' equity and will have no effect on the income tax provision for

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES financial reporting purposes. For the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994 the Company recognized $789,000, $4,525,000 and $5,861,000, respectively, of such tax benefits as a contribution to stockholders' equity. Additionally, the Company recognized $6,954,000 as a contribution to stockholders' equity for the years ended December 31, 1994, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994
(in thousands):

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                  1992     1993      1994
                                                                  ----     ----     -------
    Management and other fee income(a)..........................  $312     $810     $ 1,165
    Interest income(a)..........................................    72       14       1,283
    Management fee expense(b)...................................   162      222         679
    Interest expense(b).........................................   332      475         461
    Reservation fee expense(b)..................................   101      468         317

- ---------------

(a) The Company manages 15 hotels for partnerships in which related parties own various interests. The income amounts shown above primarily include transactions related to these hotel properties.

(b) In 1991, the Company entered into an agreement with ShoLodge, a company controlled by a former director, whereby ShoLodge was appointed the exclusive agent to develop and manage certain hotel properties. The Company had loans payable to ShoLodge of $39,896,000 at December 31, 1994 related to the development of hotels. The Company also uses the ShoLodge reservation system for its Wellesley and AmeriSuites properties.

    In February 1995, the Company entered into an agreement to acquire ShoLodge's option to purchase a 50% interest in 11 of the Company's AmeriSuites hotels and will also acquire the only remaining AmeriSuites hotel not already owned by the Company. The total consideration payable by the Company in this transaction is $34,600,000 of which $16,100,000 will be paid in three cash installments during 1995 and the remaining $18,500,000 will be paid in notes maturing in 1997. As a result of this transaction, which is scheduled to close on March 31, 1995, the Company will take over the management of these hotels.

NOTE 10 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

     Pursuant to the Plan, on July 31, 1992 the Company began distributing shares of common stock to certain claimants and holders of PMI stock. The Plan provided for issuance of up to 33,000,000 shares of common stock; however, the number of shares ultimately distributed were 29,913,000. The consolidated financial statements had previously given full effect to the issuance of the maximum amount of 33,000,000 shares under the Plan. During 1994, when the Company resolved the final share distribution, it restated net income for all prior periods to reflect the 9.4% reduction in the number of shares. In addition to the shares distributed under the Plan, warrants to purchase 2,106,000 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expire five years after the date of grant. The exercise price was determined from the average per share daily closing price of the Company's common stock during the year following its reorganization on July 31, 1992. As of December 31, 1994 warrants to purchase 250,497 shares have been exercised.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     On July 31, 1992, the Company adopted various stock option and performance incentive plans under which options to purchase up to 1,650,000 shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. During 1992, options to purchase 350,000 shares were granted to officers and directors, 240,000 of which are exercisable at December 31, 1994. In addition, options to purchase 330,000 shares were granted to a former officer in 1992. Such options are currently exercisable and expire on July 31, 1995. At December 31, 1994, 180,000 of these options were exercised. The exercise prices of the above options are based on the average market price one year from the date of grant which was determined to be $2.71 per share. Based on this exercise price, the amount of compensation expense attributable to these options was $225,000 and $60,000 for the years ended December 31, 1993 and 1994, respectively.

     In June 1993, options to purchase 393,000 shares of common stock were granted to employees under the Company's stock option plan. The options were granted at $3.63, which approximates the fair market value at the date of grant. Generally, options can be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire six years after the date of grant. During 1994, 41,080 shares were exercised.

     In August 1993, options to purchase 315,000 shares of common stock were granted to the members of the Company's Board of Directors. The options were granted at $3.20, which approximates the fair market value at the date of grant. One-third of these options became exercisable at the date of grant and the remaining options can be exercised in equal annual installments over a two-year period. The options expire six years after the date of grant. During 1994, 25,000 shares were exercised.

     In January 1994, options to purchase 50,000 shares of common stock were granted to a member of the Company's Board of Directors. The options were granted at $7.375, which approximates the fair market value at the date of grant. The options can be exercised in equal annual installments over a four year period. The options expire six years after the date of grant.

     In August 1994, options to purchase 317,100 shares of common stock were granted to employees under the Company's performance incentive plan. The options were granted at $7.625, which approximates the fair market value at the date of grant. Generally, options can be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire six years after the date of grant.

     In December 1994, options to purchase 30,000 shares of common stock were granted to new members of the Company's Board of Directors. The options were granted at $7.125, which approximates the fair market value at the date of grant. One-third of these options became exercisable at the date of grant and the remaining options can be exercised in equal annual installments over a two year period. The options expire six years after the date of grant.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following is a summary of the various stock option plans:

                                                                                  OPTION
                                                                   NUMBER          PRICE
                                                                  OF SHARES      PER SHARE
                                                                  ---------     -----------
    Outstanding -- December 31, 1992............................    680,000           $2.71
    Granted.....................................................    728,000     $2.71-$3.63
    Exercised...................................................    (30,000)          $2.71
    Cancelled...................................................    (77,000)    $2.71-$3.63
                                                                  ---------
    Outstanding at December 31, 1993............................  1,301,000
                                                                  ---------
    Granted.....................................................    397,000     $7.38-$7.63
    Exercised...................................................   (216,000)    $2.71-$3.63
    Cancelled...................................................    (40,000)    $3.63-$7.63
                                                                  ---------
    Outstanding at December 31, 1994............................  1,442,000
                                                                   ========
    Exercisable at December 31, 1994............................    700,000     $2.71-$7.63
                                                                   ========

NOTE 11 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994 (in thousands):

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1992       1993       1994
                                                              ------     ------     -------
    Hotels acquired in exchange for the assumption of
      mortgage
      notes payable.........................................  $   --     $9,161     $18,718
    Hotels received in settlement of mortgage notes
      receivable............................................   7,800      3,500      54,521
    Sale of hotel in exchange for a mortgage note
      receivable............................................  $   --     $6,500     $ 1,497

     Cash paid for interest was $2,981,000 for the five months ended December 31, 1992 and $16,347,000 and $15,503,769 for the years ended December 31, 1993 and 1994, respectively.

     Cash paid for income taxes was $0 for the five months ended December 31, 1992 and $2,697,000 and $1,900,000 for the years ended December 31, 1993 and 1994, respectively.

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

Roseland, New Jersey                                 Arthur Andersen LLP
March 10, 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Prime Motor Inns, Inc. (Debtor-in-Possession)

We have audited the consolidated balance sheet of Prime Motor Inns, Inc. and Subsidiaries (Debtors-in-Possession) as of June 30, 1992, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Motor Inns, Inc. and Subsidiaries (Debtors-in-Possession) as of June 30, 1992, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 7, the Company held an investment in a mortgage note receivable from certain entities with a face value of $100,890,000 that had been written down to $30,000,000 at June 30, 1992. The realization of the carrying value is dependent primarily on the ability of the Company to recover such amount pursuant to the personal guarantees provided by the two individuals who control the entities that are the obligors under the mortgage note and the owners of the hotel properties that serve as the underlying collateral for the loan. The Company has commenced a legal action to recover pursuant to such guarantees; however, the outcome of this action is not presently determinable.

As discussed in Note 11, the Company has reflected pre-petition and certain post-petition claims in the consolidated balance sheet as of June 30, 1992 as liabilities subject to compromise based on its estimate of the aggregate amount that will ultimately be allowable for settlement upon consummation of the plan of reorganization;

however, the aggregate amount claimed by creditors is substantially in excess of the liability recorded by the Company. The actual aggregate amount of allowable pre and post-petition claims cannot presently be determined.

As discussed in Note 14, the Company and certain of its present and former officers and directors are defendants in certain consolidated class action complaints alleging federal securities law violations and other claims. The ultimate outcome of such litigation cannot presently be determined.

The eventual outcome of the matters discussed in the three preceding paragraphs is not presently determinable and the consolidated financial statements as of June 30, 1992 and for the year then ended do not include any adjustments relating to the resolution of those uncertainties.

As discussed in Note 2, the Company's plan of reorganization became effective on July 31, 1992, and it will implement the guidance as to the accounting for entities emerging from Chapter 11 set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("Fresh Start Reporting") as of that date. The Company has not presently determined the amounts that will be recorded under Fresh Start Reporting. However, the implementation of Fresh Start Reporting as a result of the Company's emergence from Chapter 11 will materially change the amounts reported in consolidated financial statements as of and for periods ending subsequent to July 31, 1992. As a result of the reorganization and the implementation of Fresh Start Reporting, assets and liabilities will be recorded at fair values and outstanding obligations relating to the claims of creditors will be discharged primarily in exchange for cash, new indebtedness and equity. The accompanying consolidated financial statements as of June 30, 1992 and for the year then ended do not give effect to any adjustments that will be made as a result of the Company's reorganization and emergence from Chapter 11.



                                                     J.H. Cohn & Company

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

                                                                                     JUNE 30,    |     JULY 31,
                                                                                       1992      |       1992
                                                                                     --------    |     --------
                                                ASSETS                                           |
                                                                                                 |
Current assets:                                                                                  |
     Cash and cash equivalents..............................................         $ 60,142    |     $ 39,493
     Restricted cash........................................................             --      |       22,835
     Accounts receivable, net of reserves...................................            7,962    |        9,115
     Current portion of mortgages and                                                            |
         other notes receivable.............................................           63,506    |       48,006
     Other current assets...................................................            1,895    |        4,254
                                                                                     --------    |     --------
         Total current assets...............................................          133,505    |      123,703
                                                                                                 |
Restricted cash.............................................................           43,947    |        1,232
Property, equipment and leasehold                                                                |
     improvements, net of accumulated                                                            |
     depreciation and reserves..............................................          179,472    |      160,417
Mortgages and other notes receivable,                                                            |
     net of current portion, writedowns                                                          |
     and valuation reserves.................................................          194,443    |      178,543
Other assets................................................................            2,751    |        4,755
                                                                                     --------    |     --------
                                                                                                 |
     TOTAL ASSETS ..........................................................         $554,118    |     $468,650
                                                                                     ========    |     ========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (CONTINUED)

                                                                              JUNE 30,  |   JULY 31,
                                                                                1992    |     1992
                                                                              --------  |  --------
                            LIABILITIES AND STOCKHOLDERS'                               |
                                 EQUITY (DEFICIENCY)                                    |
                                                                                        |
Current liabilities:                                                                    |
     Notes payable.....................................................      $   5,971  |  $  5,971
     Current portion of long-term debt.................................             81  |    61,917
     Other current liabilities.........................................         25,944  |    31,136
                                                                             ---------  |  --------
              Total current liabilities................................         31,996  |    99,024
                                                                                        |
Long-term debt, net of current portion.................................          8,921  |   204,438
Deferred income........................................................         36,243  |      --
Other liabilities......................................................           --    |    29,588
                                                                             ---------  |  --------
              Total liabilities not                                                     |
                subject to compromise..................................         77,160  |   333,050
                                                                             ---------  |  --------
                                                                                        |
Liabilities subject to compromise......................................        706,250  |      --
                                                                             ---------  |  --------
              Total liabilities........................................        783,410  |   333,050
                                                                             ---------  |  --------
                                                                                        |
Commitments and contingencies                                                           |
                                                                                        |
Stockholders' equity (deficiency):                                                      |
     Preferred stock, par value $1.00 per                                               |
         share; 5,000,000 shares authorized;                                            |
         none issued; cancelled July 31, 1992..........................           --    |      --
     Preferred stock, par value $.10 per                                                |
         share; 20,000,000 shares authorized;                                           |
         none issued...................................................           --    |      --
     Common stock; par value $.05 per                                                   |
         share; 100,000,000 shares authorized;                                          |
         33,662,334 shares issued; cancelled                                            |
         July 31, 1992.................................................          1,683  |      --
     Common stock, par value $.01 per share;                                            |
         50,000,000 shares authorized;                                                  |
         33,000,000 shares issued and                                                   |
         outstanding...................................................           --    |       330
     Capital in excess of par value....................................        311,355  |   135,270
     Retained earnings (accumulated deficit)...........................       (539,125) |      --
     Treasury stock, 634,535 shares at                                                  |
         cost; cancelled July 31, 1992.................................         (3,205) |      --
                                                                             ---------  |  --------
              Total stockholders' equity                                                |
                  (deficiency).........................................       (229,292) |   135,600
                                                                             ---------  |  --------
              TOTAL LIABILITIES AND                                                     |
                  STOCKHOLDERS' EQUITY                                                  |
                  (DEFICIENCY).........................................      $ 554,118  |  $468,650
                                                                             =========  |  ========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR       ONE MONTH
                                                                   ENDED         ENDED
                                                                  JUNE 30,     JULY 31,
                                                                    1992         1992
                                                                  --------     --------
Revenues:

    Rooms.....................................................    $ 75,082     $  5,133
    Food and beverage.........................................      20,841          693
    Management and other fees.................................      11,031          785
    Interest and dividend income..............................      24,127        1,949
    Other.....................................................       3,109          233
                                                                  --------     --------
             Total revenues...................................     134,190        8,793
                                                                  --------     --------

Costs and expenses:
    Direct operating expenses:
        Rooms.................................................      21,692        1,421
        Food and beverage.....................................      17,082          681
    Other operating and general
        expenses..............................................      65,184        4,302
    Depreciation and amortization.............................       7,635          680
    Interest (contractual interest
        of $36,252 for fiscal 1992 and
        $3,079 for July 1992).................................       8,245          779
    Valuation writedowns and reserves.........................      62,123       13,000
                                                                  --------     --------
             Total costs and expenses.........................     181,961       20,863
                                                                  --------     --------

Loss before reorganization items,
    income taxes and extraordinary items......................     (47,771)    (12,070)
Reorganization items..........................................     (23,194)       1,796
                                                                  --------     --------

Loss before income taxes and
    extraordinary items.......................................     (70,965)     (10,274)
Provision for income taxes....................................       1,000         --
                                                                  --------     --------

Loss before extraordinary items...............................     (71,965)     (10,274)

Extraordinary items:
    Gain on discharge of indebtedness.........................        --        249,600
                                                                  --------     --------

NET INCOME (LOSS).............................................    $(71,965)    $239,326
                                                                  ========     ========

Income (loss) per common share:
    Primary:

        Operations............................................    $  (2.18)    $   (.31)
        Extraordinary items...................................        --           7.56
                                                                  --------     --------

NET INCOME (LOSS).............................................    $  (2.18)    $   7.25
                                                                  ========     ========

         See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Capital
                                                                    in         Retained                                  Total
                                            Common Stock          Excess       Earnings          Treasury Stock      Stockholders'
                                       --------------------       of Par     (Accumulated)     -----------------        Equity
                                       Shares        Amount       Value        Deficit)        Shares     Amount     (Deficiency)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1991...............   33,662,334    $ 1,683    $ 311,355    $(467,160)       (634,535)   $(3,205)    $(157,327)
Net loss............................       --           --          --         (71,965)           --          --        (71,965)
                                       ----------    -------    ---------    ---------        --------    -------     ---------

Balance June 30, 1992...............   33,662,334      1,683      311,355     (539,125)       (634,535)    (3,205)     (229,292)
Net income..........................       --           --          --         239,326            --          --        239,326
Cancellation of former
    equity interests in
    connection with emergence
    from bankruptcy.................  (33,662,334)    (1,683)    (311,355)        --           634,535      3,205      (309,833)
Issuance of new equity
    interests in connection
    with emergence from
    bankruptcy......................   33,000,000        330      135,270         --              --          --        135,600
Elimination of accumulated
  deficit in connection with
  emergence from bankruptcy........        --           --          --        299,799             --          --        299,799
                                       ----------    -------    ---------    ---------        --------    -------     ---------

Balance July 31, 1992...............   33,000,000    $   330    $ 135,270    $    --              --      $   --      $ 135,600
                                       ==========    =======    =========    =========        ========    =======     =========



          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR          ONE MONTH
                                                                    ENDED            ENDED
                                                                   JUNE 30,         JULY 31,
                                                                     1992             1992
                                                                   --------       ---------
Cash flows from operating activities:
   Net income (loss)...........................................    $(71,965)     $ 239,326
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities before reorganization items:
      Depreciation and amortization............................       7,635            680
      Valuation writedowns and reserves........................      62,123         13,000
      Provisions for lease rejection damages,
          guarantees of third party debt and other
          bankruptcy related claims............................       6,017            --
      Loss on disposal of assets...............................       2,307            --
      Reorganization items.....................................       9,072            604
      Gain on discharge of indebtedness........................        --         (249,600)
      Increase (decrease) from changes in other
          operating assets and liabilities:
          Accounts receivable..................................       2,200         (1,153)
          Tax refund receivable................................      30,874           --
          Other operating assets...............................       5,075         (2,359)
          Other operating liabilities..........................      (5,797)        (4,857)
                                                                   --------      ---------


          Net cash provided by (used in) operating
             activities before reorganization items............      47,541         (4,359)
                                                                   --------      ---------

Reorganization items:
   Interest earned on accumulated cash resulting
      from Chapter 11 proceedings..............................       4,427            298
   Decrease in liabilities subject to compromise...............     (17,183)          (677)
   Professional fees and other expenses for
      services rendered in connection with
      Chapter 11 proceedings...................................     (13,499)          (902)
                                                                   --------      ---------

          Net cash used in reorganization
             activities........................................     (26,255)        (1,281)
                                                                   --------      ---------
          Net cash provided by (used in) operating
             activities........................................      21,286          (5,640)
                                                                   --------       ---------


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (CONTINUED)

                                                                          YEAR         ONE MONTH
                                                                          ENDED          ENDED
                                                                         JUNE 30,       JULY 31,
                                                                          1992            1992
                                                                         -------       ---------
Cash flows from investing activities:
   Proceeds from mortgages and other notes
      receivable....................................................       10,160            (70)
   Disbursements for mortgages and other notes
      receivable....................................................          (42)          --
   Sale of property, net............................................        4,168           --
   Purchases of property, equipment and
      leasehold improvements........................................      (14,141)          (692)
   Additions to restricted cash.....................................       (5,746)          --
   Decrease in restricted cash......................................         --           19,880
   Increase (decrease) in other assets..............................         --              196
                                                                         --------       --------

          Net cash provided by (used in)
            investing activities....................................       (5,601)       19,314
                                                                         --------       --------

Cash flows from financing activities:
   Proceeds from notes payable and
      long-term debt................................................        9,613           --
   Payments of notes payable and
      long-term debt................................................      (25,905)       (34,323)
                                                                         --------       --------

          Net cash used in
            financing activities....................................      (16,292)       (34,323)
                                                                         --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........................         (607)       (20,649)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD..............................................       60,749         60,142
                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD....................................................     $ 60,142       $ 39,493
                                                                         ========       ========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30 AND JULY 31, 1992

Note 1 - Reorganization and Emergence From Chapter 11

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


interests as such claims and interests are processed and settled.

         The American Institute of Certified Public Accountants has issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which provides guidance for financial reporting by Chapter 11 debtors during and following their Chapter 11 cases. The accompanying historical consolidated financial statements of PMI for the period from September 18, 1990 to the Effective Date have been prepared in accordance with SOP 90-7 on the following basis:

- -        Liabilities subject to compromise are segregated.
- -        Transactions and events directly associated with the reorganization proceedings are reported separately.
- -        Interest expense is reported only to the extent it will be paid.

         Also pursuant to SOP 90-7, the Company implemented Fresh Start Reporting (hereinafter defined) upon the emergence of the Debtors from bankruptcy as of the Effective Date (see Note 2).

Note 2 - Fresh Start Reporting

         SOP 90-7 provides for the implementation of Fresh Start Reporting upon the emergence of debtors from bankruptcy if the reorganization value (the approximate fair value) of the assets of the emerging entity immediately prior to emergence is less than the total of all post-petition liabilities and allowed pre-petition claims, and if the holders of existing voting shares immediately before the emergence from bankruptcy receive less than 50% of the voting shares of the emerging entity. A Fresh Start balance sheet reflects assets at their estimated fair value upon the emergence from bankruptcy and liabilities, other than deferred taxes, at the present value of amounts to be paid determined at appropriate current interest rates. The Company met the criteria for implementation of, and implemented Fresh Start Reporting as of the Effective Date.

         Under Fresh Start Reporting, the consolidated balance sheet as of July 31, 1992 became the opening consolidated balance sheet of the Company. Since Fresh Start Reporting has been reflected in the accompanying consolidated balance sheet as of July 31, 1992, this

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


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

         The effects of consummating the Plan and implementing Fresh Start Reporting are set forth on PMI's historical consolidated balance sheet as of July 31, 1992 as follows:

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                     CONSOLIDATED FRESH START BALANCE SHEET
                              AS OF JULY 31, 1992
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               ADJUSTMENTS TO RECORD PLAN
                                            -------------------------------------------------------------------
                                                                                                         FRESH
                                            HISTORICAL                                                   START
                                             BALANCE                                                    BALANCE
                                              SHEET                         EXCHANGE    FRESH            SHEET
                                             7/31/92     DISTRIBUTIONS      OF STOCK    START           7/31/92
                                            -------------------------------------------------------------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents  . . . . . .    $ 39,500    $  --               $--        $  --           $ 39,500
  Restricted cash  . . . . . . . . . . .      27,800       (5,000)(a)        --           --             22,800
  Accounts receivable, net . . . . . . .       9,100       --                --           --              9,100
  Current portion of mortgages
    and other notes receivable . . . . .      64,000      (16,000)(b)        --           --             48,000
  Other current assets . . . . . . . . .       4,300       --                --           --              4,300
                                            -------------------------------------------------------------------
                                             144,700      (21,000)           --           --            123,700

Restricted cash  . . . . . . . . . . . .      35,000      (33,800)(a)        --           --              1,200
Property,equipment and leasehold
  improvements, net  . . . . . . . . . .     179,400       (3,400)(b)        --         (15,600)(f)     160,400
Mortgages and other notes
  receivable, net  . . . . . . . . . . .     180,600       (9,300)(b)        --           7,200 (f)     178,500
Other assets . . . . . . . . . . . . . .       2,500       --                --           2,300 (f)       4,800
                                            -------------------------------------------------------------------
    TOTAL ASSETS . . . . . . . . . . . .    $542,200     ($67,500)           $--        ($6,100)       $468,600
                                            ===================================================================


                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                     CONSOLIDATED FRESH START BALANCE SHEET
                              AS OF JULY 31, 1992
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                ADJUSTMENTS TO RECORD PLAN
                                            -------------------------------------------------------------------
                                                                                                         FRESH
                                            HISTORICAL                                                   START
                                             BALANCE                                                    BALANCE
                                              SHEET                        EXCHANGE        FRESH         SHEET
                                             7/31/92     DISTRIBUTIONS     OF STOCK        START        7/31/92
                                            -------------------------------------------------------------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Notes payable and current
    portion of long-term debt  . . . . .    $  6,100     $  61,800 (c)   $   --         $   --         $ 67,900
  Other current liabilities  . . . . . .      24,600        (3,800)(a)       --            10,300 (f)    31,100
                                            -------------------------------------------------------------------
    Total current liabilities  . . . . .      30,700        58,000           --            10,300        99,000

Long-term debt, net of
  current portion  . . . . . . . . . . .       8,900       195,500 (c)       --             --          204,400
Deferred income  . . . . . . . . . . . .      36,200         --              --           (36,200)(f)     --
Other liabilities  . . . . . . . . . . .       --            2,600 (c)       --            27,000 (f)    29,600
                                            -------------------------------------------------------------------
    Total liabilities not subject
      to compromise  . . . . . . . . . .      75,800       256,100           --             1,100       333,000
Liabilities subject to compromise. . . .     706,000       (35,000)(a)       --             --            --
                                                           (28,700)(b)
                                                          (266,400)(c)
                                                          (375,900)(d)
                                            -------------------------------------------------------------------
    Total liabilities  . . . . . . . . .     781,800      (449,900)          --             1,100       333,000
                                            -------------------------------------------------------------------
Stockholders' equity (deficiency):
  Common stock (33,000,000 shares
    issued; $0.05 par value)(old). . . .       1,700         --             (1,700)(e)      --            --
  Capital in excess of par
    value (old)  . . . . . . . . . . . .     311,300         --           (311,300)(e)      --            --
  Common stock (33,000,000 shares
    issued and outstanding; $0.01
    par value)(new)  . . . . . . . . . .       --              300 (d)       --    (e)      --    (e)       300
Capital in excess of par
  value (new)  . . . . . . . . . . . . .       --          132,500 (d)     309,800 (e)   (307,000)(e)   135,300
Retained earnings
  (accumulated deficit). . . . . . . . .    (549,400)        6,500 (c)       --           299,800 (f)     --
                                                           243,100 (d)
Treasury stock . . . . . . . . . . . . .      (3,200)        --              3,200 (e)      --            --
                                            -------------------------------------------------------------------
    Total stockholders' equity
      (deficiency) . . . . . . . . . . .    (239,600)      382,400           --            (7,200)      135,600
                                            -------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY
  (DEFICIENCY) . . . . . . . . . . . . .    $542,200      ($67,500)      $   --           ($6,100)     $468,600
                                            ===================================================================

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

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

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



Note 3 - Summary of Significant Accounting Policies

         A summary of the significant accounting policies used by the Company and PMI in the preparation of the accompanying consolidated financial statements follows:

Business activities:
         The Company focuses on three types of business activities: operation of owned and leased hotel properties; management services provided to hotel properties owned by third parties; and management of its portfolio of mortgages, notes and other financial assets. The Company retains all the revenues and pays all the expenses with respect to the owned and leased hotel properties. The Company derives management fees from the hotel properties it manages based on a fixed percentage of gross revenues, fees for services rendered and performance-related incentive payments. The Company's portfolio of mortgages, notes and other assets primarily are associated with hotel properties currently managed or formerly owned by the Company and PMI.

         The majority of the Company's hotel properties are moderately priced hotels comprised of 100 to 150 rooms primarily located in the Northeast and Florida, which are designed to attract business and leisure travelers desiring quality accommodations at affordable prices. The Company operates or manages many of the restaurants and cocktail lounges at its full service hotels. Its limited service hotels, such as Wellesley Inns and AmeriSuites hotels, generally do not have restaurants or cocktail lounges.

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

Principles of consolidation:
         The consolidated financial statements include the accounts of

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


         the Company and PMI and all of their majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents:
         Cash equivalents are highly liquid unrestricted investments with a maturity of three months or less when acquired.

Restricted cash:
         Restricted cash consists primarily of highly liquid investments that serve as collateral for debt obligations included in liabilities subject to compromise and is classified as either short-term or long-term depending on the date the obligation is due.

Mortgages and other notes receivable:
         Mortgages and other notes receivable are reflected at the lower of face or market value at July 31, 1992. Generally, the carrying amount of the portfolio of mortgages and other notes receivable is reduced through write-offs and by maintaining an aggregate loan valuation reserve at a level that, in the opinion of management, is adequate to absorb potential losses in the portfolio. To determine the appropriate level for the loan valuation reserve, management evaluates various factors including: general and regional economic conditions; the credit worthiness of the borrower; the nature and level of any delinquencies in the payment of principal or interest; and the adequacy of the collateral. Interest on delinquent loans (including impaired loans that have required writedowns or specific reserves) is only recognized when cash is received. The amount of interest income recognized on mortgages and other notes receivable is generally based on the loan's effective interest rate and adjusted carrying value of the note.

Property, equipment and leasehold improvements:
         Property, equipment and leasehold improvements that the Company intends to continue to operate are stated at cost less accumulated depreciation and amortization at June 30, 1992 and at fair market value a of July 31, 1992. Provision is made for depreciation and amortization using the straight-line method over the estimated useful lives of the assets.

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


         The Company intends to sell or otherwise dispose of those remaining operating and non-operating properties that have generated losses or insufficient returns on investment. Properties identified for disposal are stated at their estimated net realizable value through valuation reserves or writedowns.

Income recognition on property sales and deferred income:
         Income is generally recognized when properties used in the hotel business are sold. However, income is deferred and recognized under installment or other appropriate methods when collectibility of the sales price is not reasonably assured or other criteria for immediate profit recognition under generally accepted accounting principles are not satisfied. Gains from sales of properties under sale and leaseback transactions that are generally deferred pursuant to applicable accounting rules are amortized over the lives of the related leases. Gains from sales of properties and certain other assets acquired through business combinations accounted for as purchases are generally offset against the carrying value of the remaining purchased assets if the sale takes place within the allocation period (generally a period of one year or less) following the purchase.

Construction income recognition and deferred income:
         Revenues under long-term construction contracts are generally recognized under the percentage-of-completion method and include a portion of the earnings expected to be realized on the contract in the ratio of costs incurred to estimated total costs. Under certain circumstances, the recognition of income is deferred until continuing involvement, in the form of operating guarantees made to the owners of the hotel property subject to the contract, has expired.

Income taxes:
         The Company and its subsidiaries file a consolidated Federal income tax return. PMI adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes, " by applying FAS 109 to its consolidated financial statements commencing July 1, 1991. Adoption of FAS 109 did

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


         not have a material effect on the consolidated financial statements. Deferred taxes have not been provided as of June 30, 1992 and July 31, 1992 due to the availability of significant net operating loss carryforwards and the uncertainty surrounding the ultimate realization of the future benefits, if any, to be derived from the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Income (loss) per common share:
         Primary net income (loss) per common share is computed based on the weighted-average number of common shares and common share equivalents (stock options) outstanding during each year. The weighted-average number of common shares and common share equivalents used in computing primary net income (loss) per share was 33,028,000 for the year ended June 30, 1992 and the month ended July 31, 1992. Fully diluted net income (loss) per common share includes, when dilutive, the effects of the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 6-5/8% convertible subordinated debentures due 2011 and the 7% convertible subordinated debentures due 2013 (collectively, the "Debentures"). The Debentures are included in the consolidated balance sheet as of June 30, 1992 as liabilities subject to compromise. The effects of assuming the conversion of the Debentures were not dilutive for the year ended
         June 30, 1992 and the one month ended July 31, 1992.

Reclassifications:
         Certain reclassifications have been made to the consolidated financial statements to conform them to the July 31, 1992 classifications.

Note 4 - Acquisitions and Dispositions

         In December 1989, PMI consummated its agreement with New World Development Co. Ltd. ("New World") to participate with and assist New World in its acquisition of the hotel business of Ramada, Inc. ("Ramada"). Under the agreement, PMI loaned approximately $58,000,000 to New World (see Note 7) and acquired certain real estate, notes receivable, the Rodeway International Franchise System ("Rodeway") and certain other assets, and assumed certain

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


liabilities, for aggregate cash consideration of approximately $54,000,000 plus closing adjustments. Such assets were sold in fiscal 1991. PMI entered into a license agreement to operate the domestic Ramada franchise system and agreed to indemnify New World for certain potential tax liabilities associated with the license. The potential tax liabilities to New World, and all other claims by New World and PMI against each other, were settled on August 4, 1992 (see Note 7).

Note 5 - Cash and Cash Equivalents

         Cash and cash equivalents are comprised of the following (in thousands):

                                                       June 30,          July 31,
                                                         1992              1992
                                                       --------     |    --------
                                                                    |
         Cash ......................................    $ 1,744     |    $10,479
         Commercial paper and other                                 |
              cash equivalents......................     58,398     |     29,014
                                                        -------     |    -------
                                                                    |
              TOTALS................................    $60,142     |    $39,493
                                                        =======     |    =======

Note 6 - Restricted Cash - Long Term

         Restricted cash consists primarily of commercial paper of $43,947,000 at June 30, 1992. Restricted cash consists of cash in bank of $360,000 and commercial paper of $872,000 at July 31, 1992.

Note 7 - Mortgages and Other Notes Receivable

         Mortgages and other notes receivable are comprised of the following and are stated at face value, net of writedowns and valuation reserves as of June 30, 1992. As of July 31, 1992, these assets have been valued at their fair market value (in thousands):

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                         June 30,      |      July 31,
                                                           1992        |       1992
                                                         --------      |      --------
                                                                       |
Frenchman's Reef resort hotel (a)......................  $ 78,996      |      $ 50,000
Rose and Cohen entities (b)............................   100,890      |        25,000
FCD and Servico (c)....................................    29,899      |        19,756
New World (d)..........................................    58,000      |        42,000
Properties managed by the Company (e)..................   198,441      |        70,089
Other (f)..............................................    52,308      |        19,704
                                                         --------      |      --------
         Totals........................................   518,534      |       226,549
                                                                       |
Less writedowns and valuation reserves.................   260,585      |            --
                                                         --------      |      --------
         Totals........................................   257,949      |       226,549
Less current portion...................................    63,506      |        48,006
                                                         --------      |      --------
                                                                       |
LONG-TERM PORTION......................................  $194,443      |      $178,543
                                                         ========      |      ========

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

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



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

(c) In April 1989, PMI loaned FCD Hospitality, Inc. ("FCD"), an unaffiliated company, approximately $74,000,000 in cash for the purpose of financing FCD's acquisition of the outstanding common stock of Servico, Inc. ("Servico"), an operator of hotels. The loan was secured by the common stock of Servico,

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



         FCD and certain FCD affiliates, and was originally due prior to June 30, 1990. Interest was due at the prime rate plus 1%. PMI also entered into an agreement with FCD pursuant to which PMI would provide management consulting services for approximately $63,000,000 through June 1990. Additionally, in April 1989, PMI purchased approximately $80,000,000 of Servico's outstanding 12-1/4% subordinated notes due April 15, 1997 for approximately $64,000,000 (80% of par value).

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

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




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

Note 8 - Property, Equipment and Leasehold Improvements

         Property, equipment and leasehold improvements consist of the following and are stated at cost (other than properties held for sale) at June 30, 1992 and at fair market value as of July 31, 1992 (in thousands):

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                     June 30,       July 31     Years of Useful
                                                       1992           1992           Life
                                                     --------   |   -------     ---------------
                                                                |
Land and land leased to                                         |
   others..........................................  $ 25,963   |   $ 24,855
Hotels.............................................   116,192   |     95,942       20 to 45
Furniture, fixtures and                                         |
   autos...........................................    25,346   |     16,192        2 to 10
Leasehold improvements.............................    13,425   |     15,428        3 to 45
Property and equipment                                          |
   under capital leases............................        93   |       --          2 to 33
                                                     --------   |   --------
                                                      181,019   |    152,417
                                                     --------   |   --------
Properties held for sale, at net realizable value:              |
     Development properties........................    15,544   |      8,000
     Non-core properties...........................     7,019   |       --
     Properties acquired                                        |
       for resale..................................       248   |       --
                                                     --------   |   --------
                                                       22,811   |      8,000
                                                     --------   |   --------
Less accumulated depreciation                                   |
   and amortization................................   (24,358)  |       --
                                                     --------   |   --------
                                                                |
         TOTALS....................................  $179,472   |   $160,417
                                                     ========   |   ========

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

         Depreciation and amortization expense on property, equipment and leasehold improvements was $6,867,000 and $569,000 for the year ended June 30, 1992 and for the one month ended July 31, 1992, respectively.


         Capitalized interest was $139,000 and $0 for the year ended June 30, 1992 and for the one month ended July 31, 1992, respectively.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 9 -  Other Current Liabilities

         Other current liabilities consist of obligations for the following (in thousands):

                                                               June 30,    |     July 31,
                                                                 1992      |       1992
                                                               --------    |     --------
                                                                           |
Accounts payable........................................       $ 1,803     |     $ 1,801
Bankruptcy claims reserve...............................            --     |       6,591
Rent....................................................         1,355     |         945
Interest................................................         3,824     |         196
Accrued payroll and related benefits....................         3,484     |       3,385
Managed property reserve................................         2,042     |       3,333
Insurance reserve.......................................         1,732     |         756
Professional fees.......................................         4,798     |       6,522
Other...................................................         6,906     |       7,607
                                                               -------     |     -------
         TOTALS.........................................       $25,944     |     $31,136
                                                               =======     |     =======

Note 10 - Notes Payable

         Notes payable consist of the following (in thousands):

                                                              June 30,     |     July 31,
                                                               1992        |      1992
                                                              --------     |     --------
                                                                           |
Notes payable to related party (a)......................      $ 5,706      |     $ 5,706
Other notes payable (b).................................          265      |         265
                                                              -------      |     -------
                                                                           |
         TOTALS.........................................      $ 5,971      |     $ 5,971
                                                              =======      |     =======


(a) Notes payable to related party are payable to ShoLodge, Inc. ("ShoLodge"), a company controlled by a director. The notes are secured by three hotel properties with a book value of $17,354,000 that were constructed in 1992 and 1991. Interest is payable monthly at variable rates ranging from the prime interest rate (6% at July 31, 1992) plus 1% to the prime rate plus 2%. One promissory note for $3,000,000 is due in May 1993 and the remainder is due on demand (see Note 21).

(b) Other notes payable are secured by a hotel property. Interest is payable at the prime rate plus 2%. The notes are due in

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         May 1993.

Note 11 - Liabilities Subject to Compromise

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

         Creditors have asserted pre- and post-petition claims against the Debtors alleging liabilities of approximately $9 billion plus unliquidated amounts. The Company projects that the claims asserted against the Debtors will be resolved and reduced to an amount that approximates PMI's estimate of $706,250,000 recognized as liabilities subject to compromise as of June 30, 1992. PMI has filed motions objecting to those claims that are: (a) duplicative;
(b) superseded by amended claims; (c) erroneously asserted against multiple Debtors; (d) not obligations of any of the Debtors; or (e) filed after the Bar Date (as hereinafter defined). Additionally, PMI otherwise has disputed a substantial number of the claims asserted against the Debtors and has filed objections to such claims. The Bankruptcy Court established May 15, 1991 (the "Bar Date") as the deadline for filing proofs of claim, except certain specified claims, against the Debtors.

         A significant number of the bankruptcy claims have been resolved. As of March 1, 1993, unresolved bankruptcy claims of approximately $1 billion have been asserted against PMI.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Approximately $767 million of these unresolved claims were filed by entities controlled by Allan Rose and Arthur Cohen (see Note 7).

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

                                                        June 30,
                                                          1992
                                                        --------
Estimated claims:
   Trade accounts payable..........................     $ 28,858
   Lease rejection damages.........................       97,856
   Guarantees of third party debt..................       30,529
   Other liabilities ..............................       79,943
                                                        --------
       Total estimated claims .....................      237,186
Long-term debt (Note 12) ..........................      469,064
                                                        --------
       TOTAL.......................................     $706,250
                                                        ========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

         PMI discontinued accruing interest on certain debt obligations as of the date such obligations were determined to be subject to compromise. Contractual interest not accrued and not reflected as an expense in the consolidated statements of operations, as a result of the Debtors' Chapter 11 filing, amounted to approximately $28,000,000 for the year ended June 30, 1992 and $2,300,000 for the one month ended July 31, 1992. Total contractual interest is disclosed in the accompanying consolidated statements of operations.

Note  12 - Long-term Debt

         As a result of the Chapter 11 filing (see Notes 1 and 11), all long-term obligations of the Debtors in existence prior to the Petition Date were stayed and have been classified as liabilities subject to compromise at June 30, 1992. Long-term debt consists of the following (in thousands):


                                                                     |
                                                        June 30,     |     July 31,
                                                          1992       |       1992
                                                        --------     |     --------
                                                                     |
Senior secured notes (a)..............................  $   --       |     $ 91,300
Junior secured notes (a)..............................      --       |       69,999
Tax settlement notes (b)..............................      --       |        1,422
Mortgage notes and bonds payable(c)...................      --       |       94,639
Construction financing (d)............................     9,002     |        8,995
                                                        --------     |     --------
    Total debt........................................     9,002     |      266,355
                                                                     |
Pre-petition liabilities:                                            |
  7% convertible subordinated                                        |
    debentures due 2013 (e)...........................   115,000     |         --
  6-5/8% convertible subordinated                                    |
    debentures due 2011 (e)...........................   115,000     |         --

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                         June 30,    July 31,
                                                           1992        1992
                                                         --------  |  --------
                                                                   |
   Notes payable to banks under bank                               |
     credit agreement (f):                                         |
       Tranche A and B...............................      31,848  |      --
       Tranche C.....................................      60,000  |      --
   Mortgage notes and bonds due                                    |
     through 2008 (g)................................     143,676  |      --
   Other (h).........................................       3,540  |      --
                                                          -------  |   -------
         Total debt..................................     478,066  |   266,355
                                                                   |
Less: Liabilities subject to                                       |
   compromise........................................     469,064  |      --
     Current portion.................................          81  |    61,917
                                                         --------  |  --------
                                                                   |
         Long-term debt..............................    $  6,921  |  $204,438
                                                         ========  |  ========

(a) Pursuant to the Plan, the Company issued two classes of Secured Notes which are identified as "Senior Secured Notes" and "Junior Secured Notes". Senior Secured Notes were issued in two series of notes which are identified as the "8.20% Fixed Rate Senior Secured Notes" and the "Adjustable Rate Senior Secured Notes" (collectively, the "Senior Secured Notes"). Each series is identical except that the interest rate on the Adjustable Rate Senior Secured Notes will be periodically adjusted to one-half of one percent over the daily "prime rate" reported by Chemical Bank, with a maximum interest rate of 10.0% per annum. The aggregate principal amount of Senior Secured Notes issued under the Plan was $91,300,000, comprised of $30,100,000 of 8.20% Fixed Rate Secured Notes and $61,200,000 of Adjustable Rate Senior Notes. On August 11, 1992, the Company prepaid $17,900,000 of the 8.20% Fixed Rate Senior Secured Notes and $36,400,000 of the Adjustable Rate Senior Secured Notes from the proceeds of collections of portions of the collateral for the Senior Secured Notes. The prepaid amounts of $54,300,000 have been classified as current at July 31, 1992.

         The other class of Secured Notes issued to satisfy claims was comprised of Junior Secured Notes that bear interest at a rate of 9.20% per annum and will mature on July 31, 2000. The aggregate principal amount of Junior Secured Notes issued

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



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

         During March 1993, the Company repurchased $9,500,000 of the Junior Secured Notes for a purchase price of $7,400,000. The repurchase resulted in an extraordinary gain of $2,100,000, which will be reflected in the Company's first quarter 1993 consolidated financial statements. These notes have been classified as long-term debt at July 31, 1992 in accordance with their terms, as repurchase was not contemplated at the balance sheet date.

(b)      Claims of taxing authorities were paid in Tax Notes or cash. Each Tax
         Note is in a face amount equal to the allowed claim

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



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

         The undersecured restructured notes bear interest at a rate of 8% per annum with interest payable semi-annually in cash. Semi-annual principal payments begin on July 31, 1996 based on a thirty-year amortization schedule. The Company has approximately $13,561,000 of these notes outstanding at July 31, 1992.

         The Company has other mortgage notes and bonds payable of approximately $73,905,000 which are due through April 1, 2008 and bear interest at rates ranging from 4.68% to 10.5% at July 31, 1992. The notes are secured by mortgage notes receivable and hotel properties with a book value of $83,577,000 at July 31, 1992.

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


(d) Construction financing obligations primarily consist of two loans payable to banks with an aggregate balance of $5,193,000 and a loan payable to ShoLodge of $3,570,000 at July 31, 1992. The loans payable to banks are secured by mortgages on two hotel properties with a book value of $13,963,000 at July 31, 1992. Principal is payable in monthly installments with the balances due by June 1994. Interest is payable monthly at the prime rate plus 2%. The loan payable to ShoLodge is secured by a hotel with a book value of $7,670,000 at July 31, 1992. Principal is payable in September 1993. Interest is payable monthly at the prime rate plus 2% (see Note 21).

(e) At June 30, 1992, PMI's 6-5/8% convertible subordinated debentures due 2011 and 7% convertible subordinated debentures due 2013 were convertible at any time prior to maturity into common stock at $40.568 per share and $43.95 per share, respectively, and 5,451,342 shares of common stock were reserved for issuance upon such conversion. Sinking fund payments of $5,750,000 annually were required commencing April 1, 1997 for the 6-5/8% Debentures and June 1, 1999 for the 7% Debentures. All Debentures were subordinated to all existing and future senior indebtedness of PMI.

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

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



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

         At July 31, 1992, maturities of long-term debt for the next five years ending July 31 are as follows (in thousands):

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


1993 ...............................................................    $ 61,917
1994 ...............................................................      13,849
1995 ...............................................................       3,429
1996 ...............................................................       8,010
1997 ...............................................................      72,285
Thereafter..........................................................     106,865
                                                                        --------
         TOTAL......................................................    $266,355
                                                                        ========

Note 13 -  Lease Commitments

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

         The following is a schedule by year of future minimum lease payments required under the remaining operating leases for core properties that have terms in excess of one year as of July 31, 1992 (in thousands):

1993................................................................     $ 4,079
1994................................................................       4,047
1995................................................................       4,003
1996................................................................       3,970
1997................................................................       3,938
Thereafter..........................................................      48,125
                                                                         -------
    TOTAL...........................................................     $68,162
                                                                         =======

         Rental expense for all operating leases, including those with terms of less than one year, is comprised as follows (in thousands):

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                                                      Year            One Month
                                                                                     Ended              Ended
                                                                                    June 30,           July 31,
                                                                                      1992               1992
                                                                                    --------          ---------
Rentals..................................................................            $6,866             $  520
Contingent rentals.......................................................               814                 53
                                                                                     ------             ------
Gross rental expense.....................................................             7,680                573
Rental income from
   subleases.............................................................               (61)                (6)
                                                                                     ------             ------

       NET RENTAL EXPENSE................................................            $7,619             $  567
                                                                                     ======             ======


Note 14 -  Contingencies

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 15 -  Reorganization Expenses

          The net expenses incurred as a result of the Debtors' Chapter 11 filing on September 18, 1990 and subsequent reorganization efforts have been segregated from normal operating expenses and presented as reorganization expenses in the accompanying consolidated statements of income for the year ended June 30, 1992 and for the one month ended July 31, 1992.

          Reorganization expenses are comprised of the following (in thousands):

                                                               Year               One Month
                                                              Ended                 Ended
                                                             June 30,             July 31,
                                                               1992                 1992
                                                             --------             ---------
Professional fees and other
  expenses.............................................      $19,297              $   902
Lease rejection damages................................          981                   --
Guarantees of third party debt.........................        3,250                   --
Other claims arising from
  bankruptcy...........................................        1,786                   --
Loss on disposal of assets ............................        2,307                   --
Interest earned on accumulated
  cash resulting from Chapter 11
  proceedings..........................................       (4,427)                (298)
Insurance recovery proceeds............................           --               (2,400)
                                                             -------              -------

     TOTALS............................................      $23,194              $(1,796)
                                                             =======              =======

Note  16 - Valuation Writedowns and Reserves

         Valuation writedowns and reserves have been recorded in order to adjust the carrying value of assets and liabilities resulting from the restructuring of PMI's business and general economic conditions and primarily consist of the following (in thousands):

                                      F-55

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


                                                                    Year     |    One Month
                                                                   Ended     |      Ended
                                                                  June 30,   |     July 31,
                                                                    1992     |       1992
                                                                  --------   |    ---------
                                                                             |
Accounts receivable....................................           $ 2,722    |     $    --
Mortgages and notes                                                          |
   receivable..........................................            49,479    |      13,000
Property, equipment and                                                      |
   leasehold improvements..............................             9,000    |          --
Other items............................................               922    |          --
                                                                  -------    |     -------
                                                                             |
      TOTALS...........................................           $62,123    |     $13,000
                                                                  =======    |     =======



         The valuation writedowns and reserves for the year ended June 30, 1992 shown above were all recognized in the fourth quarter.

         In addition to the above, valuation writedowns and reserves of $20,578,000 and $-0- were charged against deferred income for the year ended June 30, 1992 and for the one month ended July 31, 1992, respectively.

Note 17 -  Income Taxes

         Income taxes have been provided as follows (in thousands):

                                                                 Year            One Month
                                                                Ended              Ended
                                                               June 30,          July 31,
                                                                 1992              1992
                                                               --------          ---------
Current:
   State................................................        $1,000            $    --
                                                                ------            -------

     Totals.............................................        $1,000            $    --
                                                                ======            =======

         The difference between total income taxes and the amount computed by applying the Federal statutory income tax rate of 34% to income (loss) from operations before income taxes are as follows (in thousands):

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                                                       Year           One Month
                                                                                      Ended             Ended
                                                                                     June 30,         July 31,
                                                                                       1992             1992
                                                                                     --------         ---------
Federal income tax credit at
  statutory rates..........................................................        $(24,128)           $(3,493)
Increase in tax resulting from:
  Accounting losses for which
    deferred Federal income tax
    cannot be recognized...................................................          24,468              3,493
  State income taxes.......................................................             660                 --
                                                                                   --------            -------

        TOTALS.............................................................        $  1,000            $    --
                                                                                   ========            =======

         The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions (credits) (in thousands):

                                                                                       Year           One Month
                                                                                      Ended             Ended
                                                                                     June 30,         July 31,
                                                                                       1992             1992
                                                                                     --------         ---------
Reserve for doubtful accounts..............................................        $   (736)           $   --
Reserve for property valuations............................................            (127)               --
Net temporary differences
   without tax benefit.....................................................             359                --
Lease rejection damages....................................................             423                --
Depreciation and amortization..............................................              14                --
Gains on property sales....................................................             (33)               --
Other .....................................................................             100                --
                                                                                   --------            ------

         TOTALS............................................................         $    --            $   --
                                                                                   ========            ======

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



$130,500,000 during the carryforward period as a result of the change in ownership of the Company upon consummation of the Plan.

         In accordance with FAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $44,000,000 against the deferred tax assets as of June 30, 1992 and July 31, 1992. To the extent any available carryforwards or other benefits are utilized in periods subsequent to July 31, 1992, the tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes.

         PMI's Federal income tax returns for the years 1987 through 1991 are currently under examination by the Internal Revenue Service. The Company does not believe there will be any material adverse effects on the consolidated financial statements as a result of this examination.

Note 18 -  Common Stock and Common Stock Equivalents

         Pursuant to the Plan, on July 31, 1992, the Company began distributing 33,000,000 shares of Common Stock to certain claimants and holders of PMI stock. At March 2, 1993, 22,623,100 shares of Common Stock were distributed. The remaining shares are to be distributed semi-annually to holders of previously allowed claims and pending final resolution of disputed claims (see Note 11). In addition, holders of PMI stock will receive Warrants to purchase Common Stock exercisable into an aggregate of approximately 2,100,000 shares at an exercise price equal to the average per share daily closing price during the year ending July 31, 1993.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



on the average market price one year from the date of grant and are, therefore, currently undeterminable.

         On July 31, 1992, the Company adopted a performance incentive plan under which stock options covering an additional 330,000 shares of Common Stock were reserved for grants to key employees at the discretion of management. No options have been issued under this plan.

         PMI had an employee incentive stock option plan which provided for grants of stock options covering an aggregate of 3,520,000 shares of common stock to officers and key employees. Under the terms of the plan, which expired on November 23, 1991, options were granted at a price not less than 100% of fair market value on the date of grant. Options generally were exercisable in cumulative installments of 33-1/3% after the option has been outstanding 18, 32 and 46 months from the date of grant and expired five years after the date of grant.

         A summary of the transactions under this plan follows:

                                                                           Number                  Option Price
                                                                         of Shares                  Per Share
                                                                         ---------                --------------
Outstanding - June 30, 1991.....................................           950,574                $8.25 - $40.45
Cancelled.......................................................          (950,574)               $8.25 - $40.45
                                                                         ---------
Outstanding and exercisable -
     June 30, 1992..............................................                --

Outstanding and exercisable -
     July 31, 1992..............................................                --
                                                                         =========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 19 -  Interest and Dividend Income

     Included in interest and dividend income are the following (in thousands):

                                                                                 Year        One Month
                                                                                Ended          Ended
                                                                               June 30,       July 31,
                                                                                 1992          1992
                                                                               --------      ---------
Interest on mortgages and
    other notes receivable................................................     $24,117        $ 1,949
Dividend income...........................................................          10             --
                                                                               -------        -------

       TOTALS.............................................................     $24,127        $ 1,949
                                                                               =======        =======

Note 20 -  Other Revenues

         Included in other revenues are the following (in thousands):


                                                                                 Year        One Month
                                                                                Ended          Ended
                                                                               June 30,       July 31,
                                                                                 1992          1992
                                                                               --------      ---------
Rentals of properties.....................................................     $1,649         $   144
Other                                                                           1,460              89
                                                                                ------        -------

         TOTALS...........................................................     $3,109         $   233
                                                                               ======         =======

Note  21 - Related Party Transactions

         The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest (in thousands):

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                                               Year          One Month
                                                                              Ended            Ended
                                                                             June 30,        July 31,
                                                                              1992             1992
                                                                             --------        ---------
Management and other fee
   income (a)..............................................................  $  746            $ 56
Interest income (a)........................................................   1,231              74
Rental income (a)..........................................................     657              --
Management fee expense (b).................................................     216              37
Interest expense (b).......................................................     250              66
Reservation fee expense (b)................................................      10              20

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

(b) In 1991, PMI entered into an agreement with ShoLodge, whereby Sholodge was appointed the exclusive agent to develop and manage certain hotel properties. Six hotels have been developed and opened to date. Development fees earned by ShoLodge of $586,000 and $-0- have been capitalized into property, equipment and leasehold improvements for the year ended June 1992 and the one month ended July 1992, respectively. The Company has demand notes and loans payable to ShoLodge of $2,706,000 and $3,570,000, respectively, at July 31, 1992 concerning the development of hotels.

         Effective June 1992, the Company commenced using the ShoLodge reservation system for its Wellesley and AmeriSuite hotels.

Note 22 -   Supplemental Cash Flow Information

         PMI generally received mortgages and other notes as a portion of the total consideration paid by purchasers in connection with

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


sales of hotel properties and as consideration for certain construction and development activities. Such noncash consideration is not reflected in the accompanying consolidated statements of cash flows. Investing activities involving such noncash proceeds are summarized below (in thousands):

                                                                                  Year         One Month
                                                                                 Ended           Ended
                                                                                June 30,       July 31,
                                                                                  1992           1992
                                                                                --------        ---------
Net book value of assets sold.............................................       $1,539          $   --
Net realized gains on
   property transactions..................................................           15              --
Cash proceeds, net of
   selling costs..........................................................         (249)             --
                                                                                 ------          ------

       NONCASH PROCEEDS...................................................       $1,305          $   --
                                                                                 ======          ======

         Noncash proceeds consisted of the following (in thousands):


                                                                                  Year         One Month
                                                                                  Ended           Ended
                                                                                 June 30,       July 31,
                                                                                   1992           1992
                                                                                 --------        ---------
Mortgage and other notes
   receivable.............................................................       $1,305          $    --
                                                                                 ======          =======

         Cash paid for interest net of amounts capitalized, was $6,432,000 for the year ended June 30, 1992 and $4,407,000 for the one month ended July 31, 1992.

         Cash paid for income taxes was $1,460,000 for the year ended June 30, 1992 and $2,000 for the one month ended July 31, 1992.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PRIME HOSPITALITY CORP.

DATE:  March 9, 1995                   By: /s/ DAVID A. SIMON
                                           --------------------------------
                                           David A. Simon, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 1995.


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

/s/ ALLEN J. OSTROFF                   Director
- --------------------------
Allen J. Ostroff

/s/ HERBERT LUST, II                   Director
- --------------------------
Herbert Lust, II

/s/ A.F. PETROCELLI                    Director
- --------------------------
A.F. Petrocelli

/s/ JACK H. NUSBAUM                    Director
- --------------------------
Jack H. Nusbaum

/s/ HOWARD M. LORBER                   Director
- --------------------------
Howard M. Lorber


                                Exhibit Index
                                -------------

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

                          -------------------------

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

                          -------------------------

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

                          -------------------------

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

                                Exhibit Index
                                -------------


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

                      (k) Reference is made to the Employment Agreement dated as of May 18, 1993 between Paul Hower filed as an Exhibit to the Company's Form 10-K dated March 25, 1994, which is incorporated herein by reference.

                      (l) Reference is made to the Consolidated and Amended Settlement Agreement dated as of October 12, 1993 between Allan V. Rose and the Company filed as an Exhibit to the Company's Form 10-K dated March 25, 1994, which is incorporated herein by reference.

                      (m) Consent and Amendment to Prime Hospitality Corp. 9.20% Junior Secured Notes.

                      (n) Agreement dated February 6, 1995 among Suites of America, Inc., ShoLodge, Inc. and the Company.

                      (o) Change of Control Agreement dated February 15, 1995 between David A. Simon

                                Exhibit Index
                                -------------

                            and the Company.

                      (p) Change of Control Agreement dated February 15, 1995 between John M. Elwood and the Company.

                      (q) Change of Control Agreement dated February 15, 1995 between Paul H. Hower and the Company.

                      (r) Change of Control Agreement dated February 15, 1995 between John H. Leavitt and the Company.

                      (s) Change of Control Agreement dated February 15, 1995 between Denis W. Driscoll and the Company.

                      (t) Change of Control Agreement dated February 15, 1995 between Timothy E. Aho and the Company.

                      (u) Change of Control Agreement dated February 15, 1995 between Joseph Bernadino and the Company.

                      (v) Change of Control Agreement dated February 15, 1995 between Richard T. Szymanski and the Company.

                      (w) Change of Control Agreement dated February 15, 1995 between Douglas W. Vicari and the Company.

                      (x) Change of Control Agreement dated February 15, 1995 between Richard Moskal and the Company.

                 (11) Computation of Earnings Per Common Share.

                 (12) Computation of the Ratio of Earnings to Fixed Charges.

                 (21) Subsidiaries of the Company are as follows:

                                                            Jurisdiction of
         Name                                               Incorporation
         ----                                               -------------

A.J.& R. Motor Inns, Inc.                                   North Carolina
Civic Motor Inns, Inc.                                      Virginia
Coliseum Motor Inns, Inc.                                   Maryland
Dynamic Marketing, Inc.                                     Delaware

                 (23) (a)  Consent of Arthur Andersen LLP
                      (b)  Consent of J.H. Cohn & Company

                 (27) Financial Data Schedule.