Form 10-K405/A
period 1994-12-31
PRIME HOSPITALITY CORP
filed 1995-04-19
CIK 80293

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  --------
                                 FORM 10-K/A
(MARK ONE)
    x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   ---
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
   ---
                                               OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM       TO
                                          -----    -----

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
       Common Stock,                                     New York Stock Exchange
Par Value $.01 Per Share

   Securities registered pursuant to Section 12(g) of the Act:  Warrants To
                            Purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x     No
                                              -------    -------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     x
                             ---------

      The aggregate market value of the registrant's common stock held by non-affiliates on April 17, 1995 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $306,834,440.

      The Registrant had 30,683,444 shares of Common Stock outstanding as of April 17, 1995.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   x    No
                         -------   -------


===============================================================================

THIS ANNUAL REPORT ON FORM 10-K/A IS SUBMITTED FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 FOR PRIME HOSPITALITY CORP., A DELAWARE CORPORATION ("THE COMPANY" OR "PRIME"), AND ITS PREDECESSOR CORPORATION PRIME MOTOR INNS, INC. ("PMI"). ON JULY 31, 1992 (THE "EFFECTIVE DATE"), PMI MERGED WITH AND INTO THE COMPANY, WHICH PRIOR TO SUCH MERGER HAD BEEN A WHOLLY-OWNED SUBSIDIARY OF PMI. THE COMPANY WAS THE SURVIVING CORPORATION IN THE MERGER. THE COMPANY IMPLEMENTED "FRESH START REPORTING" ON JULY 31, 1992 AND CHANGED ITS FISCAL YEAR END FROM JUNE 30 TO DECEMBER 31.

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

                              PART I and PART II

Items 1 and 2.    Business and Properties

General

                                   BUSINESS

THE COMPANY

     Prime is a leading hotel owner/operator with a portfolio of 87 hotels totalling 12,743 rooms. Located primarily in secondary markets in 19 states and the U.S. Virgin Islands, Prime's hotels operate either under franchise agreements with hotel brands such as Marriott, Radisson, Sheraton, Holiday Inn, Ramada and Howard Johnson, or under the Company's proprietary brand names, AmeriSuites(R) and Wellesley Inns(R). The Company owns or leases 50 hotels (the "Owned Hotels") and manages 37 hotels for third parties (the "Managed Hotels"). Prime holds financial interests in the form of mortgages on or profit participations in 17 of the Managed Hotels. In total, the Company has equity or financial interests in 67 hotels containing approximately 10,000 rooms.

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

     The Company's strategy for improving results at its existing hotels includes using sophisticated operating, marketing and financial systems and capitalizing on the operating leverage inherent in the lodging industry. Implementation of the Company's strategy, together with positive industry trends, has produced improved performance in recent years. Exemplifying the Company's operating leverage, during 1994 revenue per available room ("REVPAR") increased 7.4% while net operating income increased 17.0%, as compared to the prior year, for Company-owned comparable hotels, which are hotels that have been open for all of 1993 and 1994. The Company expects further improvement for the lodging sector and to continue to improve the performance of its existing hotels.

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

     Prime is also committed to developing its AmeriSuites all-suites hotel brand. The Company believes that AmeriSuites provides an excellent guest experience, and offers desirable suite accommodations and other amenities at mid-scale prices. During the first quarter of 1995, the Company acquired the option of ShoLodge, Inc. to purchase a 50% interest in 11 of the Company's 12 AmeriSuites hotels, acquired the only AmeriSuites hotel not already owned by Prime and assumed management of all 12 of these AmeriSuites hotels (collectively, the "ShoLodge Transaction"), thereby establishing Prime's exclusive control over the AmeriSuites brand. Prior to completion of the ShoLodge Transaction, the Company managed only one of the 13 AmeriSuites hotels and the other 12 hotels were managed by ShoLodge, Inc. In 1994 the Company opened four new AmeriSuites. The Company currently plans to open or commence construction of ten new AmeriSuites with approximately 1,250 rooms in 1995. The Company already owns six development sites for new AmeriSuites hotels and has begun construction at sites in Atlanta, Greensboro and Miami.

     The Company is the successor in interest to Prime Motor Inns, Inc. and certain of its subsidiaries ("PMI"). PMI restructured its operations and capital structure pursuant to a bankruptcy reorganization completed on July 31, 1992. Under its restructuring, PMI recruited new management and directors, reduced its liabilities by $448.8 million, revalued its assets to reflect fair market value, and eliminated unprofitable contract commitments. During the period from July 31, 1992 through December 31, 1994, the Company further reduced its debt by $82.6 million from $266.4 million to $183.8 million, and reduced its portfolio of notes receivable through cash collections and collateral recoveries by $143.4 million from $226.6 million to $83.2 million. In the process, the Company increased its investment in hotel fixed assets by $138.9 million from $160.4 million to $299.3 million, and increased stockholders' equity by $68.5 million from $135.6 million to $204.1 million. With a strengthened balance sheet, a diminished note receivable portfolio and a significantly increased base of Owned Hotels, the Company believes that it is well positioned to implement its growth strategy.

LODGING INDUSTRY

  Overview

     As a leading owner/operator of hotels, Prime believes that it is well positioned to benefit from the continuing recovery occurring in the lodging industry. The recovery has been driven by a favorable supply/demand imbalance resulting primarily from increased economic activity and the sharp decline in the growth of the supply of new hotel rooms since 1991. Demand growth exceeded new supply growth by 3.0% in 1993 and by 3.3% in 1994, as reported by Smith Travel Research. Since 1991, demand growth has outpaced new room supply growth, resulting in an increase in industry-wide occupancy levels from 60.9% in 1991 to 65.2% in 1994. Higher occupancy levels have allowed the industry to increase rates. In 1994, ADR increased by 3.8% over 1993 levels, marking the first inflation-adjusted ADR growth since 1986. REVPAR increased by 7.3% in 1994. Because of the operating leverage inherent in the lodging industry, increases in REVPAR have had a major impact on hotel operating performance, with industry pretax profits growing from breakeven levels in 1992 to approximately $4.6 billion in 1994, as estimated by Smith Travel Research.

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

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Owned and Managed Hotels as of December 31, 1994:

                                                          MANAGED WITH
                                                           FINANCIAL
                                           OWNED(1)       INTEREST(2)     OTHER MANAGED         TOTAL
                                        --------------   --------------   --------------   ---------------
                                        HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                                        ------   -----   ------   -----   ------   -----   ------   ------
FULL-SERVICE:
Marriott..............................     1      517       0        0       1      525       2      1,042
Radisson..............................     0        0       1      204       1      192       2        396
Sheraton..............................     4      927       0        0       0        0       4        927
Holiday Inn...........................     2      362       4      868       0        0       6      1,230
Ramada................................     9     1,494      4      912       2      277      15      2,683
Howard Johnson........................     0        0       2      326       1      115       3        441
                                          --               --               --               --
                                                 -----            -----            -----            ------
          Total Full-Service..........    16     3,300     11     2,310      5     1,109     32      6,719
ALL-SUITES:
AmeriSuites(3)........................    12     1,497      0        0       0        0      12      1,497
LIMITED-SERVICE:
Wellesley Inn.........................    14     1,505      5      478      11     1,030     30      3,013
Howard Johnson........................     6      610       1      149       2      284       9      1,043
Other.................................     1      140       0        0       2      205       3        345
                                          --               --               --               --
                                                 -----            -----            -----            ------
          Total Limited-Service.......    21     2,255      6      627      15     1,519     42      4,401

          Total.......................    49     7,052     17     2,937     20     2,628     86     12,617
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

(3) Sholodge managed eleven of the AmeriSuites owned by the Company as of December 31, 1994, but, as of March 31, 1995, these hotels are managed by the Company.

     The following table sets forth the location of the Company's hotels as of December 31, 1994:

                                                MANAGED WITH
                                                 FINANCIAL
                            OWNED(1)            INTEREST(2)          OTHER MANAGED             TOTAL
                        ----------------     ------------------     ----------------     -----------------
                        HOTELS     ROOMS     HOTELS       ROOMS     HOTELS     ROOMS     HOTELS     ROOMS
                        ------     -----     ------       -----     ------     -----     ------     ------
Arizona...............     1        118        --           --        --         --         1          118
Arkansas..............     1        130        --           --        --         --         1          130
California............    --         --        --           --         1         95         1           95
Connecticut...........     4        589        --           --        --         --         4          589
Delaware..............     1        142        --           --        --         --         1          142
Florida...............    13       1,417        3          395         5        527        21        2,339
Georgia...............     1        114        --           --         1        189         2          303
Indiana...............     1        126        --           --        --         --         1          126
Kansas................     1        126        --           --        --         --         1          126
Kentucky..............     1        126        --           --        --         --         1          126
Maryland..............    --         --        --           --         2        609         2          609
Nevada................     1        201        --           --        --         --         1          201
New Jersey............    11       1,691       10         2,021        4        559        25        4,271
New York..............     4        577         1           99         4        361         9        1,037
Ohio..................     3        380        --           --        --         --         3          380
Oregon................     1        161        --           --        --         --         1          161
Pennsylvania..........     1        280         3          422         1         90         5          792
Tennessee.............     2        251        --           --        --         --         2          251
Virginia..............     1        106        --           --         2        198         3          304
Virgin Islands........     1        517        --           --        --         --         1          517
                        -----      -----     -----        -----     -----      -----     -----      ------
          Total.......    49       7,052       17         2,937       20       2,628       86       12,617
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

     The following table sets forth for the five years ended December 31, 1994, annual operating data for the 86 hotels in the Company's portfolio as of December 31, 1994. Operating data for the Owned Hotels built or acquired during the five-year period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of six Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

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

     The following table sets forth for the five years ended December 31, 1994, annual operating data for the 32 full-service hotels in the Company's portfolio as of December 31, 1994. Operating data for the hotels built or acquired during the five-year period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of six Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                           MANAGED WITH FINANCIAL
                       OWNED                      INTEREST                   OTHER MANAGED                   TOTAL
            ---------------------------  ---------------------------  ---------------------------  -------------------------
               HOTELS         ROOMS         HOTELS         ROOMS         HOTELS         ROOMS         HOTELS       ROOMS
            ------------- -------------  ------------- -------------  ------------- -------------  ------------ ------------
1990......        15          3,032            10          2,079            4             992           29          6,103
1991......        15          3,032            11          2,327            4             992           30          6,351
1992......        15          3,017            11          2,322            4             995           30          6,334
1993......        15          3,015            11          2,317            5           1,110           31          6,442
1994......        16          3,300            11          2,310            5           1,109           32          6,719

            OCCUPANCY     ADR    REVPAR  OCCUPANCY     ADR    REVPAR  OCCUPANCY     ADR    REVPAR  OCCUPANCY    ADR   REVPAR
            ---------   -------  ------  ---------   -------  ------  ---------   -------  ------  ---------  ------- ------
1990......     61.8%    $84.41   $52.16    71.6%    $61.72  $44.17     60.5%     $84.77  $51.27      65.1%   $75.55   $49.16
1991......     63.0      77.76    48.96    62.4      60.81   37.95     61.6       82.44   50.78      62.5     72.55    45.37
1992......     64.2      79.27    50.89    68.8      62.99   43.30     66.1       82.83   54.81      66.2     73.63    48.72
1993......     69.8      83.02    57.94    69.7      64.86   45.22     67.2       84.09   56.47      69.4     76.51    53.06
1994......     67.7      88.33    59.77    70.0      69.79   48.85     69.3       86.69   60.08      68.8     81.26    55.90

     The Company believes opportunities exist for acquisitions of full-service hotels at attractive multiples of cash flow or at significant discounts to replacement values. During 1994, the Company acquired the 183-room Ramada Inn in Clifton, New Jersey, the 280-room Ramada Inn in Trevose, Pennsylvania, which the Company has since converted to a Radisson, the 340-room Sheraton in Hasbrouck Heights, New Jersey and the 225-room Sheraton hotel in Mahwah, New Jersey. In addition, the Company obtained ownership of the 517-room Frenchman's Reef hotel through a note receivable settlement in 1994. The Company does not anticipate the acquisition of other resort hotels. The Company currently plans to pursue the acquisition of additional full-service hotels in 1995. With a continued outlook for limited new room supply, steady demand growth and acquisition prices at discounts to replacement cost in the full-service segment, Prime believes that the acquisition of full-service hotels will continue to provide significant growth opportunities. Although the Company evaluates potential acquisitions of hotels located throughout the United States based primarily on hotel-specific economic factors, acquisition opportunities in the Mid-Atlantic region are more likely to come to the Company's attention given the Company's current ownership concentration.

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

  All-Suites Hotels

     The Company currently owns 13 AmeriSuites hotels, which are positioned in the all-suites segment of the lodging industry. AmeriSuites hotels offer guests an attractively designed suite unit with a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television and facsimile/computer service. AmeriSuites is a limited-service concept which offers group meeting space, but does not include restaurant or lounge facilities. AmeriSuites attract customers who typically stay in mid-market limited-service and full-service hotels principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas. AmeriSuites contain approximately 125 suites and two to four meeting rooms. AmeriSuites are primarily located near corporate office parks and travel destinations in the Southern and Central parts of the United States. The target customer is primarily the business traveler with an average length of stay of two to three nights. AmeriSuites are marketed on a local level primarily through direct sales and use the ShoLodge reservation system.

        In February 1995, the Company entered into the agreements pertaining to the ShoLodge Transaction, pursuant to which the Company acquired the option of ShoLodge to purchase a 50% interest in 11 of the Company's 12 AmeriSuites hotels. As part of this transaction, the Company also acquired the only remaining AmeriSuites not already owned by Prime and assumed management of all 12 of these AmeriSuites hotels, thereby establishing Prime's exclusive control over the AmeriSuites brand.

        The following table sets forth for the five years ended December 31, 1994, certain data with respect to AmeriSuites hotels owned by the Company. Operating data for the hotels built during the five-year period are presented from the dates such hotels commenced operations.

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

        The Company believes that the all-suites segment will continue to be a high growth segment of the industry. For 1994, REVPAR for the all-suites segment grew by 7.8%, according to Smith Travel Research. The REVPAR growth at the Company's AmeriSuite hotels exceeded this favorable industry trend. For the six owned AmeriSuites hotels which were opened for all of 1993 and 1994, REVPAR increased by 13.1% in 1994 resulting in a 19.3% increase in operating income.

        The Company plans to develop the AmeriSuites brand through new construction. All of the AmeriSuites were constructed within the past five years. The Company has historically built AmeriSuites at a cost of approximately $50,000 per room. AmeriSuites have a low cost structure and have generally achieved stable occupancy and ADR within 24 to 36 months after opening. During 1994, the Company opened four newly constructed AmeriSuites hotels in Overland Park, Kansas, Columbus, Ohio, Tampa, Florida, and Louisville, Kentucky. The Company has begun developing or has plans to develop AmeriSuites on sites it currently owns in Atlanta, Greensboro, Miami, Baltimore, Detroit and Cleveland areas and has entered into a contract to purchase an additional AmeriSuites site in the Dallas area. The Company currently plans to open or commence construction on 10 new AmeriSuites hotels in 1995 and has already begun construction at the Atlanta, Greensboro and Miami sites.

  Limited-Service Hotels

        The Company's limited service hotels consist of 30 Wellesley Inns and 12 other hotels operated under franchise agreements primarily with Howard Johnson. Of the Company's 30 Wellesley Inns, 16 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The Company owns and operates 14 Wellesley Inns and manages 16 Wellesley Inns for independent owners. Of the Company-owned Wellesley Inns, ten are located in Florida and four are located in the Middle Atlantic and the Northeast. The Company has developed separate strategies for the Wellesley Inns located in Florida and the Wellesley Inns outside of Florida. In Florida, where the population has grown rapidly and development opportunities continue to exist, it has built a geographically concentrated group of Wellesley Inns thereby developing brand name recognition in Florida. In 1994, the comparable Florida Wellesley Inns average occupancy was approximately 84.7% and gross operating profits averaged over 52% of hotel revenues. The prototypical Florida Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as continental breakfast, remote control cable television and facsimile services. The Florida properties are operated through the Company's Florida regional office. Marketing efforts rely heavily on direct marketing and billboard advertising. In the Middle Atlantic and Northeast where the Company believes new development opportunities are limited, the Company has focused on building the Wellesley Inns system through acquisition and conversion of existing properties. In 1994, the comparable Wellesley Inns outside of Florida had an average occupancy of 71.1% and average gross operating profits of 47%.

     The Company's other limited-service hotels have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services, generally with restaurant facilities within a short distance of the hotel. They are designed to appeal primarily to business travelers.

     The following table sets forth for the five years ended December 31, 1994, annual operating data for the 42 limited-service hotels in the Company's portfolio as of December 31, 1994. Operating data for the Owned Hotels built or acquired during the five-year period are presented from the dates such hotels commenced operations or became Owned Hotels.

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

        The majority of the Florida Wellesley Inns were constructed within the past five years. The Company historically has constructed these properties at a cost of approximately $40,000 per room. Florida Wellesley Inns have a low cost structure and have had rapid stabilization periods generally within six to twelve months of opening. During 1994, the Company completed construction of Wellesley Inns in Fort Lauderdale and Lakeland, Florida and converted a Howard Johnson's hotel in Penns Grove, New Jersey to a Wellesley Inn.

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

MORTGAGES AND NOTES RECEIVABLE

        As of December 31, 1994, mortgages and notes receivable totalled $83.2 million (including current portion) and consisted of an aggregate principal amount of $60.6 million of mortgages and notes secured by Managed Hotels and hotels that are leased by the Company from third parties and $22.6 million of other mortgages and notes secured primarily by other hotels. The Company has pursued a strategy of converting its mortgage and notes receivable into cash or operating hotel assets. Since July 31, 1992, the Company has received $98.5 million in cash and added seven operating hotel assets through note settlements and lease terminations. During 1994, the Company reduced its long-term mortgage and notes receivable portfolio by $81.8 million to $81.3 million at December 31, 1994. This reduction is primarily attributable to the settlement of the Rose and Cohen note receivable, which carried a book value of $25.0 million, for $31.2 million in cash, and the conversion of the Company's mortgage note receivable secured by the Frenchman's Reef with a book value of $50.0 million into an operating hotel asset. The Company will continue to pursue settlements with mortgage and note obligors and will utilize the cash for debt repayments or for general corporate purposes.

        The Company's mortgage notes secured by hotel properties consist primarily of notes with a book value of $46.5 million secured by mortgages on ten Managed Hotels. These notes currently bear interest at rates ranging from 8.5% to 13.5% per annum and have various maturities through 2017. The mortgages were primarily derived from the sales of hotel properties. The Company has restructured approximately $33.0 million of these mortgages and notes to receive the majority of available cash flow and a participation in the future excess cash flow of such hotel properties. The restructurings generally include senior mandatory- payment notes and junior notes payable annually based on cash flow. The Company believes that these senior, mandatory-payment notes generally do not exceed the current realizable value of the hotels they encumber. However, the Company believes that, taken together, the restructured senior and junior mortgage notes often exceed the value of the properties they encumber. As a result, these junior notes bear many of the characteristics and risks of operating hotel equity investments and are not reflected on the Company's balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

     In addition to the mortgage positions referred to above, the Company also holds the junior, accruing or cash flow notes and other interests on other properties managed by the Company. With regard to these properties, third parties generally hold significant senior mortgages. Because there is substantial doubt that the Company will recover any of the value on its junior notes, none of these subordinated financial interests are assigned a value on the Company's balance sheet.

     In 1994, the Company recognized $15.9 million of interest on mortgages and notes receivable. Approximately $4.6 million, or 28.9%, of the 1994 interest was derived from the Company's note receivable secured by the Frenchman's Reef which was converted into an equity ownership position in December 1994. Approximately $2.0 million or 12.6% of 1994 interest was derived from the junior notes which are assigned no value on the Company's balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Sales and Marketing Management. Aggressive sales and marketing is a top operating priority. Sales and marketing management is directed by a corporate staff of 20 professionals, including regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's national sales group, Market Segments, Inc. ("MSI"). In cooperation with the regional marketing and organization staff, on-site sales management develops and implements short- and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability. In addition, the Company assumes prominent roles in franchise marketing associations to obtain maximum benefit from franchise affiliations. The Company's in-house creative department creates hotel advertising materials and programs at cost-effective rates.

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

Employees

     As of December 31, 1994, the Company employed approximately 5,000 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

     The Company's common stock, par value $.01 per share, commenced trading on the New York Stock Exchange (the "NYSE") on August 3, 1992 under the symbol "PDQ." As of April 17, 1995 there were 30,683,444 shares of common stock outstanding. The Company's Plan of Reorganization ("the Plan") provided for the issuance of 33,000,000 shares of common stock to holders of claims under the Plan. The number of shares ultimately distributed under the Plan was reduced to 29,913,000 shares based upon the final outcome of disputed claims. In addition, under the Plan warrants to purchase an aggregate of 1,612,079 shares of common stock are outstanding as of April 17, 1995. The warrants are not listed on any exchange.

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

    As of April 17, 1995, the closing sales price of the common stock on the NYSE was $10. As of April 17, 1995, there were approximately 2,900 holders of record of common stock.

    The Company has not declared any cash dividends on its common stock since the Effective Date and does not currently anticipate paying any dividends on the common stock in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. The Company is prohibited by the terms of its 10% Senior Secured Notes due July 31, 1999 and certain other debt instruments from paying cash dividends on its Common Stock.

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


                                                                    Three Months Ended
                           ------------------------------------------------------------------------------------------------------
                                  March 31,   June 30,   September 30,    December 31,     March 31,     June 30,   September 30,
                                    1993(a)    1993 (a)     1993 (a)         1993 (a)       1994 (a)      1994 (a)      1994
                           ------------------------------------------- --------------- ------------------------------------------
Net revenue . . . . . . . .        $24,783     $26,694       $29,480           $27,903       $28,079       $33,194       $36,063
Operating income  . . . . .          5,594       6,366         7,545             5,391         6,850         8,632         9,394
Net income before
    extraordinary items . .            995       1,588         3,379             2,213         2,840         6,869         4,117
Extraordinary items
    (net of tax)  . . . . .          3,426         631          --                 (68)          111            58             3
Net income  . . . . . . . .          4,421       2,219         3,379             2,145         2,951         6,927         4,120

Income per common share:
Income before
    extraordinary items . .           0.03        0.06          0.11              0.07          0.08          0.22          0.13
Extraordinary items . . . .           0.12        0.01           --                --           0.01           --            --
                             ----------------------------------------------------------------------------------------------------
Net income. . . . . . . . .          $0.15       $0.07         $0.11             $0.07         $0.09         $0.22         $0.13
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company is a leading hotel owner/operator which owns or leases 50 Owned Hotels and manages 37 Managed Hotels for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 17 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

     The Company has implemented a growth strategy which focuses on improving results at existing hotels through increased operating efficiencies, acquiring full-service hotels and expanding its AmeriSuites hotel brand in the all-suites segment. Operating results have continued to improve at comparable hotels due to repositioning efforts, yield management programs and overall improvements in the industry. The Company also added 11 Owned Hotels in 1994 through acquisition, construction or settlements of notes receivable, thereby increasing its Owned Hotel rooms by approximately 40%. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

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

                                                                               COMPARABLE OWNED
                                                             TOTAL                 HOTELS(1)
                                                      -------------------     -------------------
                                                       1993        1994        1993        1994
                                                      -------     -------     -------     -------
                                                     (DOLLARS IN THOUSANDS, EXCEPT ADR AND REVPAR)
Revenues:
  Room..............................................  $69,487     $88,753     $62,305     $66,821
  Food and Beverage.................................   12,270      18,090      10,875      11,410
  Management Fees...................................   10,831      10,021
  Interest on Mortgages and Notes Receivable........   14,765      15,867
  Rental and Other..................................    1,507       1,572
                                                      -------     -------
     Total Revenues.................................  108,860     134,303

                                                                               COMPARABLE OWNED
                                                             TOTAL                 HOTELS(1)
                                                      -------------------     -------------------
                                                       1993        1994        1993        1994
                                                      -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS, EXCEPT ADR AND
                                                      REVPAR)
Direct Hotel Operating Expenses:
  Room..............................................  $19,456     $24,539     $16,870     $17,281
  Food and Beverage.................................   10,230      13,886       9,029       9,143
  Selling and General...............................   20,429      26,733      17,779      18,889
Occupancy and Other Operating.......................   11,047      11,261
General and Administrative..........................   15,685      15,089
Depreciation and Amortization.......................    7,117       9,427

Operating Income....................................   24,896      33,368
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Room, as a percentage of room revenue.............     28.0%       27.6%       27.1%       25.9%
  Food and Beverage, as a percentage of food and
     beverage revenue...............................     83.4%       76.8%       83.0%       80.1%
  Selling and General, as a percentage of room and
     food and beverage revenue......................     25.0%       25.0%       24.3%       24.1%
Occupancy and Other Operating, as a percentage of
  room and food and beverage revenue................     13.5%       10.5%
General and Administrative, as a percentage of total
  revenue...........................................     14.4%       11.2%
Other Data:
Occupancy...........................................     70.4%       68.0%       73.2%       73.1%
ADR.................................................  $ 56.14     $ 60.36     $ 56.84     $ 61.16
REVPAR..............................................  $ 39.52     $ 41.04     $ 41.61     $ 44.71
Gross Operating Profit..............................  $31,642     $41,685     $29,500     $32,917

- ---------------

(1) For purposes of this discussion of results of operations for 1994 compared to 1993, comparable Owned Hotels refers to the 31 Owned Hotels that were owned or leased by the Company during all of 1994 and 1993.

     Room revenues increased by $19.3 million, or 27.7%, from $69.5 million in 1993 to $88.8 million in 1994. This increase was primarily due to incremental room revenues of $17.6 million from hotels acquired or built in 1993 and 1994 and an increase in room revenues at comparable Owned Hotels. Room revenues for comparable Owned Hotels increased by $4.5 million, or 7.2%, in 1994 compared to 1993 due to improvements in ADR. ADR increased by $4.22 or 7.5% for all hotels and $4.32 or 7.6% for comparable Owned Hotels due to repositioning and refurbishment efforts at several full-service hotels and the continued improvements in the lodging industry. In 1994, the industry continued its recovery, as demand growth continued to outpace new hotel supply growth, resulting in higher occupancy levels which have allowed the industry to increase room rates. The Company has pursued a strategy of increasing ADR, which has a greater impact on net operating income than changes in occupancy. Occupancy rates for all hotels decreased from 70.4% in 1993 to 68.0% in 1994 due to the lower occupancy rates normally associated with new hotels, including both newly constructed hotels and repositioned hotels during the refurbishment period. Occupancy rates for comparable Owned Hotels remained constant in 1994 compared to 1993.

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

     Interest on mortgages and notes receivable in 1993 and 1994 primarily related to mortgages secured by certain Managed Hotels including the Frenchman's Reef. Interest income on mortgages and notes receivable increased by $1.1 million, or 7.5%, from $14.8 million in 1993 to $15.9 million in 1994 primarily due to interest recognized on the Company's cash flow notes, which are subordinated or junior mortgages which remit payment based on hotel cash flow. In accordance with fresh start reporting adopted on the Effective Date, assets and liabilities were recorded at their then-current fair market values. As these cash flow notes bear many of the characteristics and risks of operating hotel equity investments and no value was assigned to these notes on the Company's balance sheet due to substantial doubt as to their recoverability.
The Company's policy is to recognize interest on cash flow notes when cash is received. In 1994, the portion of interest on mortgages and other notes receivable attributable to cash flow notes increased to $2.0 million from $1.0 million in 1993 primarily due to the execution of revised cash flow note agreements on three hotels and the improved operating performance of the underlying hotels. See "Business -- Mortgages and Notes Receivable."

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

     Direct hotel selling and general expenses consist primarily of hotel expenses which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $6.3 million, or 30.9%, from $20.4 million in 1993 to $26.7 million in 1994 due primarily to the addition of 11 new hotels. Of these 11 hotels, four were managed by the Company in 1993 or during a portion of 1994, while the other seven had no previous relationship to the Company. As a percentage of hotel revenues (defined as rooms and food and beverage revenues), direct hotel selling and general expenses remained relatively constant at 25.0% in 1994 and 1993. For comparable Owned Hotels, direct selling and general expenses increased $1.1 million, or 6.2%, but decreased slightly as a percentage of comparable Owned Hotel revenues from 24.3% in 1993 to 24.1% in 1994.

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

     Interest expense decreased by $2.1 million, or 13.2%, from $16.1 million in 1993 to $14.0 million in 1994, primarily due to the net reduction of approximately $27.4 million of debt over the past two years. Interest income on cash investments increased by approximately $700,000, or 55.2%, from $1.3 million in 1993 to $2.0 million in 1994 due to higher average cash balances in 1994.

     Other income for 1994 consisted primarily of a gain of approximately $6.2 million related to the settlement of the Rose and Cohen note receivable (see "-- Liquidity and Capital Resources"), gains on sales of other hotel assets of approximately $1.0 million and rebates of prior years' insurance premiums of $1.2 million.

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

                                                                               COMPARABLE OWNED
                                                            TOTAL                  HOTELS(1)
                                                    ---------------------     -------------------
                                                      1992         1993        1992        1993
                                                    --------     --------     -------     -------
                                                    (DOLLARS IN THOUSANDS, EXCEPT ADR AND REVPAR)
Revenues:
  Room............................................  $ 62,379     $ 69,487     $51,679     $55,219
  Food and Beverage...............................    13,062       12,270       9,549      10,055
  Management Fees.................................    11,452       10,831
  Interest on Mortgages and Notes Receivable......    20,063       14,765
  Rental and Other................................     2,232        1,507
                                                    --------     --------
     Total Revenues...............................   109,188      108,860
Direct Hotel Operating Expenses:
  Room............................................    17,858       19,456      14,003      14,848
  Food and Beverage...............................    11,402       10,230       8,278       8,480
  Selling and General.............................    22,119       20,429      16,004      16,200
Occupancy and Other Operating.....................    13,043       11,047
General and Administrative........................    17,162       15,685
Depreciation and Amortization.....................     7,224        7,117

Operating Income..................................    20,380       24,896
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Room, as a percentage of room revenue...........      28.6%        28.0%       27.1%       26.9%
  Food and Beverage, as a percentage of food and
     beverage revenue.............................      87.3%        83.4%       86.7%       84.3%
  Selling and General, as a percentage of room and
     food and beverage revenue....................      29.3%        25.0%       26.1%       24.8%
Occupancy and Other, as a percentage of room and
     food and beverage revenue....................      17.3%        13.5%
General and Administrative, as a percentage of
     total revenue................................      15.7%        14.4%
Other Data:
  Occupancy.......................................      67.9%        70.4%       68.1%       72.2%
  ADR.............................................  $  54.66     $  56.14     $ 54.66     $ 55.96
  REVPAR..........................................  $  37.11     $  39.52     $ 37.23     $ 40.38
  Gross Operating Profit..........................  $ 24,062     $ 31,642     $22,943     $25,746

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

     Occupancy and other operating expenses decreased by $2.0 million or 15.3% from $13.0 million in 1992 to $11.0 million in 1993 primarily due to the divesture of two properties operated under lease agreements.

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

     Depreciation expense decreased by $107,000 or 1.5% from $7.2 million in 1992 to $7.1 million in 1993. In accordance with fresh start reporting, property, equipment and leasehold improvements were valued at their fair market value as of the Effective Date. Prior to the Effective Date, property, equipment and leasehold improvements were recorded at cost. Accordingly, a meaningful comparison of depreciation expense cannot be made.

     Interest expense increased by $5.0 million or 44.9% from $11.1 million in 1992 to $16.1 million in 1993. Prior to the Effective Date, the Company's financial statements were prepared under accounting principles for entities in reorganization which includes reporting interest expense only to the extent paid. Additionally, the Company restructured its debt obligations pursuant to the reorganization which was completed on the Effective Date. Accordingly, a meaningful comparison of interest expense cannot be made.

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

     In February 1995, the Company obtained $39.0 million of mortgage financing on 11 of its unencumbered hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at closing) and have five-year maturities. The funds will be used to finance the Company's acquisition and development program. The Company incurred an additional $3.6 million of debt in connection with the ShoLodge Transaction. See "-- Capital Investments."

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

     In February 1995, the Company agreed to purchase an AmeriSuites hotel in Richmond, Virginia and ShoLodge Inc.'s option to acquire a 50% interest in 11 of the Company's 12 AmeriSuites hotels. The acquisition closed on March 31, 1995. The total consideration payable by the Company in the ShoLodge Transaction is $19.7 million and is comprised of (i) $6.1 million which was paid on March 31, 1995 and $10.0 million which will be paid in two cash installments during 1995, plus (ii) $18.5 million which will be paid in notes maturing in 1997 less (iii) $14.9 million of existing debt on five hotels which was forgiven at face value. The transaction will result in a net increase of $3.6 million of long-term debt. As a result of the transaction, the Company will manage these 12 AmeriSuites bringing to 13 the number of AmeriSuites hotels to be owned and operated by the Company.

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

     In addition, during 1994, the Company received $2.1 million in settlement of other mortgage notes receivable realizing a gain of $125,000. The Company also sold its fee interests in two hotels in 1994 for a combination of cash and notes of $2.5 million and realized gains of $1.0 million.

Item 8.   Financial Statements and Supplementary Data.

     See  Index to Financial Statements included in Item 14.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

NAME                                         AGE                     POSITION
- -------------------------------------------  ----  --------------------------------------------
David A. Simon.............................    43  President, Chief Executive Officer and
                                                   Chairman of the Board of Directors
John M. Elwood.............................    40  Executive Vice President, Chief Financial
                                                   Officer and Director
Howard M. Lorber(1)........................    46  Director
Herbert Lust, II(1)........................    68  Director
Jack H. Nusbaum............................    54  Director
Allen J. Ostroff(1)........................    59  Director
A.F. Petrocelli(1).........................    50  Director
Paul H. Hower..............................    60  Executive Vice President
Timothy E. Aho.............................    51  Senior Vice President/Development
Denis W. Driscoll..........................    50  Senior Vice President/Human Resources
John H. Leavitt............................    41  Senior Vice President/Sales and Marketing
Joseph Bernadino...........................    48  Senior Vice President, Secretary and General
                                                     Counsel
Richard T. Szymanski.......................    37  Vice President and Corporate Controller
Douglas W. Vicari..........................    35  Vice President and Treasurer

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

     Jack H. Nusbaum has been a Director since 1994. Mr. Nusbaum has been a senior partner and Co-Chairman of the law firm of Willkie Farr & Gallagher for more than the past five years. He also is a director of W.R. Berkley Corporation, The Topps Company, Inc., GEV Corporation and Signet Star Holdings, Inc.

     Allen J. Ostroff has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Ostroff has been a Senior Vice President of the Prudential Realty Group, a subsidiary of the Prudential Insurance Company of America, for more than the last five years.

     A.F. Petrocelli has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Petrocelli has been the Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan's Famous, Inc.

     Paul H. Hower has been an Executive Vice President of the Company since 1993. Mr. Hower was President of Integrity Hospitality Services from 1991 to 1993 and Vice President and Hotel Division Manager of B.F. Saul Co. from 1990 to 1991.

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

(p) With the exception of David Simon, the Directors and executive officers each owns less than one percent of the outstanding Common Stock and own approximately two percent of the outstanding Common Stock as a group. Percentages were based on 30,683,444 shares outstanding as of April 17, 1995.

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

     In February 1995, the Company entered into an agreement to acquire ShoLodge's option to purchase a 50% interest in 11 of the Company's AmeriSuites hotels and will also acquire the only AmeriSuites hotel not already owned by the Company. The total consideration payable by the Company in this transaction is $19,700,000 and is comprised of (i) $16,100,000 to be paid in three cash installments during 1995 plus (ii) $18,500,000 which will be paid in notes maturing in 1997 less (iii) $14,900,000 of existing debt on five hotels which was forgiven at face value. As a result of this transaction, which closed on March 31, 1995, the Company assumed management of these hotels.

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

                 (23) (a)   Consent of Arthur Andersen LLP
                      (b)   Consent of J.H. Cohn & Company

     (b)     Reports on Form 8-K:  None

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))


                                                                                        PAGE
                                                                                        ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP.......................................................   F-2
  Consolidated:
     Balance Sheets at December 31, 1993 and 1994.....................................   F-3
     Statements of Income for the Five Months Ended December 31, 1992 and the Years
      Ended December 31, 1993 and 1994................................................   F-4
     Statements of Stockholders' Equity for the Five Months Ended December 31, 1992
      and the Years Ended December 31, 1993 and 1994..................................   F-5
     Statements of Cash Flows for the Five Months Ended December 31, 1992 and the
      Years Ended December 31, 1993 and 1994..........................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7
  Report of Arthur Andersen LLP.......................................................  F-20
  Report of J.H. Cohn & Company.......................................................  F-21
  Consolidated:
     Balance Sheets at June 30, 1992 and July 31, 1992................................  F-23
     Statements of Operations for the Year Ended June 30, 1992 and the One Month Ended
      July 31, 1992...................................................................  F-25
     Statements of Stockholders' Equity (Deficiency) for the Year Ended June 30, 1992
      and the One Month Ended July 31, 1992...........................................  F-26
     Statements of Cash Flows for the Year Ended June 30, 1992 and the One Month Ended
      July 31, 1992...................................................................  F-27
  Notes to Consolidated Financial Statements..........................................  F-29


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

MORTGAGES AND NOTES RECEIVABLE:

     Mortgages and notes receivable are reflected at their fair value as of July 31, 1992, adjusted for payments and other advances since that date. The amount of interest income recognized on mortgages and notes receivable is generally based on the stated interest rate and the carrying value of the notes. The Company has a number of subordinated or junior mortgages which remit payment based on hotel cash flow. Because there was substantial doubt that the Company would recover any of their value, these mortgages were assigned no value in the Company's consolidated financial statements when the Company adopted fresh start reporting on the Effective Date. Interest on cash flow mortgages and delinquent loans is generally recognized when cash is received.

     In May 1993 and October 1994, the Financial Accounting Standards Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." As defined in SFAS 114 and SFAS 118, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 and SFAS 118 require that the measurement of impairment of a loan be based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate. Impairment can also be measured based on a loan's observable market price or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will be required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations.

     The Company is required to adopt these new accounting rules effective January 1, 1995. Management expects the effect of adopting these new accounting standards will be immaterial based on the current net carrying value of its mortgage and notes receivable portfolio.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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
                                                                    ========       =======

- ---------------
(a) The Company is the holder of mortgage notes receivable with a book value of $46,497,000 secured primarily by 10 hotel properties operated by the Company under management agreements and $14,112,000 in mortgages secured primarily by 4 properties operated under lease agreements. These notes currently bear interest at rates ranging from 8.5% to 13.5% and mature through 2017. The mortgages were primarily derived from the sales of hotel properties. Many of the managed properties were unable to pay in full the annual debt service required under the terms of the original mortgages. The Company has restructured approximately $33,000,000 of these loans to pay based upon available cash and a participation in the future excess cash flow of such hotel properties. The restructurings generally include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow. The junior portion represents the difference between the original mortgage and the new senior

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES portion and provides the Company the opportunity to recover that difference if the hotel's performance improves. In addition to the junior portion of the restructured mortgages, the Company holds junior or other cash flow mortgages and subordinated interests in other hotel properties operated by the Company under management agreements. Pursuant to these mortgage agreements, the Company is entitled to receive the majority of excess cash flow generated by these hotel properties. In total, the Company has junior mortgages relating to 22 hotel properties which mature on various dates from 1999 through 2088. Due to the junior positions of these mortgages, foreclosure rights are of limited value. However, these mortgages enable the Company to participate in a substantial portion of the future sales proceeds upon sales of the hotels after satisfying all obligations senior to these junior mortgages.



Although these junior mortgages have an aggregate face value of approximately $65,000,000, in accordance with the adoption of fresh start reporting under SOP
    90-7, no value was assigned to the junior portions of the restructured notes or the junior mortgages and subordinated interests on the other hotels as there was substantial doubt at the time of valuation that the Company would recover any of their value. As a result, interest income on these junior or cash flow mortgages is recognized when cash is received. During 1993 and 1994, the Company recognized $976,000 and $2,000,000, respectively, of interest income related to these mortgages. The hotels underlying these mortgages are all managed by the Company. Future recognition of interest income on these mortgages is dependent primarily upon the net cash flow of the underlying hotels after debt service, which is senior to the Company's junior positions.


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

    During the five months ended December 31, 1992, and years ended December 31, 1993 and 1994 the Company recognized $1,770,000, $4,250,000 and $4,586,000 of interest income on these notes, respectively, based on the level of cash flow generated from the hotel property available to service the notes. Interest income of approximately $4,300,000, $10,300,000 and $9,800,000 would have been recorded for the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994 if the notes receivable had been current in accordance with their original terms.


    In December 1994, the Company obtained ownership of Frenchman's Reef in satisfaction of the mortgage note receivable through a pre-negotiated plan of reorganization. The Company had previously reached an agreement in 1993 to restructure its mortgage notes receivable secured by Frenchman's Reef with the general partner of Frenchman's Reef Beach Associates ("FRBA"), the owner of the hotel. In conjunction with the agreement, FRBA filed a pre-negotiated chapter 11 petition in September 1993. During the reorganization period, the Company continued to receive cash payments on its mortgage notes receivable under a cash collateral order approved by the Bankruptcy Court. Under the plan of reorganization, which was approved by the Bankruptcy Court on December 16, 1994, the Company obtained ownership and control of the hotel. The Company recorded the net assets of Frenchman's Reef at their respective fair market values at the time of restructuring. The fair market values were determined based on a recent appraisal of the hotel and approximated the book value of the mortgage note receivable of $50,000,000. Upon taking control of the property, the Company reallocated its basis in the mortgage note receivable of $50,000,000 to the various operating assets acquired (principally land, hotel building and furniture and fixtures) and no gain or loss was recorded in the transaction.


(d) From 1988 through 1990, PMI loaned entities controlled by Allan Rose and Arthur Cohen ("Rose and Cohen") an aggregate of $100,890,000 fully secured by property and/or personal guarantees. Based on PMI's estimate of the value of the collateral and the personal guarantees of Rose and Cohen and discussions related to the possible early payment of the loan, PMI wrote down the loan to $50,000,000 as

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES of June 30, 1990 and discontinued the accrual of interest. As a result of further evaluation of the collateral and personal guarantees, the Company valued the note at $25,000,000 in connection with the adoption of fresh start reporting pursuant to SOP 90-7 as of July 31, 1992, the Effective Date. During 1993, the Company reached a settlement with Rose and Cohen of an adversary proceeding regarding a promissory note and personal guarantee, commenced by a subsidiary of PMI during 1991. The settlement provided for Rose or his affiliate to pay the Company the sum of $25 million, plus proceeds from approximately 1.1 million shares of the Company's common stock held by Rose.

    Financial Security Assurance, Inc. ("FSA") asserted that it was entitled to receive the settlement proceeds under the terms of a certain intercreditor agreement. In April 1994, the Court approved the settlement and ruled that the Company had an exclusive right to the settlement proceeds. Upon receipt of the order, the Company used the $25 million of settlement proceeds to retire certain senior secured notes (see Note 6). On April 21, 1994, FSA filed its notice of appeal of the Court's order. During 1994, Rose sold approximately 1.0 million shares of the Company's common stock under the terms of the settlement for net proceeds of approximately $6.2 million. Since the Rose and Cohen note had a book value of $25 million at the time of the settlement, approximately $6.2 million was recorded as other income in the Company's statement of operations.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES resulting in a pretax extraordinary gain of $5,000. As of December 31, 1994, the Company had unrecognized holding gains of approximately $295,000 related to these securities.

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

(b) The Company has mortgage and other notes payable of approximately $74,713,000 that are secured by mortgage notes receivable and hotel properties with a book value of $110,476,000. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1994 these notes bear interest at rates ranging from 6.6% to 12.45% and mature through 2008.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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

  Contingent Claims

     The Company is involved in various other proceedings incidental to the normal course of its business. The Company believes that the resolution of these contingencies will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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

     In accordance with FAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $41,000,000 against the deferred tax asset as of December 31, 1994. To the extent any available carryforwards or other tax benefits are utilized, the amount of tax benefit realized will be treated as contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the five months ended December 31, 1992 and the years ended December 31, 1993 and 1994 the Company recognized $789,000, $4,525,000 and $5,861,000, respectively, of such tax benefits as a contribution to stockholders' equity. Additionally, the Company recognized $6,954,000 as a contribution to stockholders' equity for the year ended December 31, 1994, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 1993 and 1994.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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


    In 1993, the Company and its wholly-owned subsidiary, Suites of America, Inc. ("SOA") entered into agreements with ShoLodge designed to further the growth of its AmeriSuites hotels from the six hotels owned by the Company at that time. Pursuant to these agreements, (i) ShoLodge agreed to build and finance six additional AmeriSuites hotels and received an option to purchase a 50% interest in SOA and (ii) the Company received an option pursuant to which it could require ShoLodge to purchase a 50% interest in SOA. By December 1994, ShoLodge completed the development of these six hotels, five of which SOA acquired during 1993 and 1994, subject to mortgages held by ShoLodge. The Company recorded the assets and liabilities (including the mortgages payable to ShoLodge) of the five hotels and consolidated their results of operations from the date of acquisition. Upon completion of the six new hotels and the exercise of the option by either ShoLodge or the Company, ShoLodge was to forgive its mortgage interests on the five hotels owned by the Company and contribute its ownership interest on the remaining hotel and thereby acquire a 50% interest in SOA.



    The exercise of the option by ShoLodge was scheduled to occur in January 1995, when the Company and ShoLodge began to negotiate the Company's buyout of ShoLodge's option. In February 1995, the Company entered into an agreement to acquire ShoLodge's option to purchase the 50% interest in SOA and also acquired the ownership interest of the remaining AmeriSuites hotel not already owned by the Company. The consideration payable by the Company was determined on an arm's-length basis and was based upon the fair market value of the properties. The consideration totals $19,700,000 and is comprised of (i) $16,100,000, which will be paid in three cash installments during 1995, plus (ii) $18,500,000, which will be paid in notes maturing in 1997, less (iii) $14,900,000 of existing debt on five hotels, which will be forgiven at face value. The transaction will result in a net increase of approximately $3,600,000 of long-term debt, resulting in total debt of $43,500,000 owed to ShoLodge. No gain or loss will be recorded on the forgiveness of debt. As a result of this transaction, the Company assumed management of these hotels.


NOTE 10 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

     Pursuant to the Plan, on July 31, 1992 the Company began distributing shares of common stock to certain claimants and holders of PMI stock. The Plan provided for issuance of up to 33,000,000 shares of common stock; however, the number of shares ultimately distributed were 29,913,000. The consolidated financial statements had previously given full effect to the issuance of the maximum amount of 33,000,000 shares under the Plan. During 1994, when the Company resolved the final share distribution, it restated net income for all prior periods to reflect the 9.4% reduction in the number of shares. In addition to the shares distributed under the Plan, warrants to purchase 2,106,000 shares of the Company's common stock were issued to former

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expire five years after the date of grant. The exercise price was determined from the average per share daily closing price of the Company's common stock during the year following its reorganization on July 31, 1992. As of December 31, 1994 warrants to purchase 250,497 shares have been exercised.

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

                                      F-56

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

                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PRIME HOSPITALITY CORP.

DATE:  April 18, 1995                  By: /s/ DAVID A. SIMON
                                           --------------------------------
                                           David A. Simon, President


                                EXHIBIT INDEX
                                -------------

                  Exhibit
                    No.                      Description
                  --------                   -----------

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

                          -------------------------

                  Exhibit
                    No.                      Description
                  --------                   -----------

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

                          -------------------------

                  Exhibit
                    No.                      Description
                  --------                   -----------

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

                          -------------------------

                  Exhibit
                    No.                      Description
                  --------                   -----------

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

                      (m) Consent and Amendment to Prime Hospitality Corp. 9.20% Junior Secured Notes.**

                      (n) Agreement dated February 6, 1995 among Suites of America, Inc., ShoLodge, Inc. and the Company.**

                      (o) Change of Control Agreement dated February 15, 1995 between David A. Simon and the Company.**

                          -------------------------

                  Exhibit
                    No.                      Description
                  --------                   -----------


                      (p) Change of Control Agreement dated February 15, 1995 between John M. Elwood and the Company.**

                      (q) Change of Control Agreement dated February 15, 1995 between Paul H. Hower and the Company.**

                      (r) Change of Control Agreement dated February 15, 1995 between John H. Leavitt and the Company.**

                      (s) Change of Control Agreement dated February 15, 1995 between Denis W. Driscoll and the Company.**

                      (t) Change of Control Agreement dated February 15, 1995 between Timothy E. Aho and the Company.**

                      (u) Change of Control Agreement dated February 15, 1995 between Joseph Bernadino and the Company.**

                      (v) Change of Control Agreement dated February 15, 1995 between Richard T. Szymanski and the Company.**

                      (w) Change of Control Agreement dated February 15, 1995 between Douglas W. Vicari and the Company.**

                      (x) Change of Control Agreement dated February 15, 1995 between Richard Moskal and the Company.**

                 (11) Computation of Earnings Per Common Share.**

                 (12) Computation of the Ratio of Earnings to Fixed Charges.**

                 (21) Subsidiaries of the Company are as follows:

                                                            Jurisdiction of
                 Name                                       Incorporation
                 ----                                       -------------

                 A.J.& R. Motor Inns, Inc.                  North Carolina
                 Civic Motor Inns, Inc.                     Virginia
                 Coliseum Motor Inns, Inc.                  Maryland
                 Dynamic Marketing, Inc.                    Delaware

                 (23) (a)  Consent of Arthur Andersen LLP.*
                      (b)  Consent of J.H. Cohn & Company.*

                 (27) Financial Data Schedule.**

- ---------------------
*  Filed herewith.
** Previously filed.