Form 10-K405/A
period 1994-12-31
PRIME HOSPITALITY CORP
filed 1995-04-25
CIK 80293

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

                 (23) (a)   Consent of Arthur Andersen LLP
                      (b)   Consent of J.H. Cohn & Company

     (b)     Reports on Form 8-K:  None

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(a))

                                                                                        PAGE
                                                                                        ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP.......................................................   F-2
  Consolidated:
     Balance Sheets at December 31, 1993 and 1994.....................................   F-3
     Statements of Income for the Five Months Ended December 31, 1992 and the Years
      Ended December 31, 1993 and 1994................................................   F-4
     Statements of Stockholders' Equity for the Five Months Ended December 31, 1992
      and the Years Ended December 31, 1993 and 1994..................................   F-5
     Statements of Cash Flows for the Five Months Ended December 31, 1992 and the
      Years Ended December 31, 1993 and 1994..........................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7
  Report of Arthur Andersen LLP.......................................................  F-20
  Report of J.H. Cohn & Company.......................................................  F-21
  Consolidated:
     Balance Sheets at June 30, 1992 and July 31, 1992................................  F-24
     Statements of Operations for the Year Ended June 30, 1992 and the One Month Ended
      July 31, 1992...................................................................  F-26
     Statements of Stockholders' Equity (Deficiency) for the Year Ended June 30, 1992
      and the One Month Ended July 31, 1992...........................................  F-27
     Statements of Cash Flows for the Year Ended June 30, 1992 and the One Month Ended
      July 31, 1992...................................................................  F-28
  Notes to Consolidated Financial Statements..........................................  F-30

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

NOTE 10 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

     Pursuant to the Plan, on July 31, 1992 the Company began distributing shares of common stock to certain claimants and holders of PMI stock. The Plan provided for issuance of up to 33,000,000 shares of common

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES stock; however, the number of shares ultimately distributed were 29,913,000. The consolidated financial statements had previously given full effect to the issuance of the maximum amount of 33,000,000 shares under the Plan. During 1994, when the Company resolved the final share distribution, it restated net income for all prior periods to reflect the 9.4% reduction in the number of shares. In addition to the shares distributed under the Plan, warrants to purchase 2,106,000 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expire five years after the date of grant. The exercise price was determined from the average per share daily closing price of the Company's common stock during the year following its reorganization on July 31, 1992. As of December 31, 1994 warrants to purchase 250,497 shares have been exercised.

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



                                       PRIME HOSPITALITY CORP.

DATE:  April 25, 1995                  By: /s/ DAVID A. SIMON
                                           --------------------------------
                                           David A. Simon, President


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


                 (23) (a)  Consent of Arthur Andersen LLP.**
                      (b)  Consent of J.H. Cohn & Company.**

                 (27) Financial Data Schedule.**

- ---------------------
** Previously filed.