Form 10-Q
period 1995-03-31
PRIME HOSPITALITY CORP
filed 1995-05-12
CIK 80293

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

       (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

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

                                 (201) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No
                          ---    ---

The registrant had 30,776,292 shares of common stock, $.01 par value, as of May 8, 1995.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets-
                 December 31, 1994 and March 31, 1995................................    1

               Consolidated Statements of Income
                 Three Months Ended March 31, 1994
                 and March 31, 1995..................................................    2

               Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1994
                 and March 31, 1995..................................................    3

               Notes to Interim Consolidated Financial Statements....................    4

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................    7

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K......................................   15

Signatures        ...................................................................   16

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                       December 31,        March 31,
                                                          1994               1995
                                                       ------------       -----------
                                                                          (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..........................    $12,524            $42,394
  Restricted cash....................................      9,725             10,309
  Accounts receivable, net of reserves...............      7,819              9,784
  Current portion of mortgages and
    notes receivable.................................      1,925              1,864
  Accrued interest receivable........................      1,539              1,789
  Other current assets...............................      5,657              5,875
                                                        --------           --------
       Total current assets..........................     39,189             72,015

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization...    299,291            327,823
Mortgages and notes receivable, net of
  current portion....................................     81,260             78,193
Other assets.........................................     15,192             14,407
                                                        --------           --------

       TOTAL ASSETS..................................   $434,932           $492,438
                                                        ========           ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt............................     $5,284             $5,600
  Installment payable................................         --             10,000
  Other current liabilities..........................     23,904             22,945
                                                        --------           --------
       Total current liabilities.....................     29,188             38,545

Long-term debt, net of current portion...............    178,545            221,726
Other liabilities....................................     23,134             21,991
                                                        --------           --------

       Total liabilities.............................    230,867            282,262
                                                        --------           --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued........         --                 --
  Common stock, par value $.01 per share;
    50,000,000 shares authorized; 30,409,371 and
    30,578,065 shares issued and outstanding
    at December 31, 1994 and March 31, 1995,
    respectively.....................................        304                306
  Capital in excess of par value.....................    171,774            173,668
  Retained earnings..................................     31,987             36,202
                                                        --------           --------

       Total stockholders' equity....................    204,065            210,176
                                                        --------           --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $434,932           $492,438
                                                        ========           ========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                    (In Thousands, Except Per Share Amounts)


                                                       Three Months Ended
                                                            March 31,
                                                       1994          1995
                                                     -------       -------
Revenues:
  Room...........................................    $18,021       $34,375
  Food and beverage..............................      2,938         8,884
  Management and other fees......................      2,317         1,637
  Interest on mortgages and
    notes receivable.............................      4,480         3,026
  Rental and other...............................        323           316
                                                     -------       -------
      Total revenues.............................     28,079        48,238
                                                     -------       -------

Costs and expenses:
  Direct hotel operating expenses:
    Room.........................................      5,083         8,698
    Food and beverage............................      2,506         6,657
    Selling and general..........................      5,804        11,824
  Occupancy and other operating..................      2,251         2,611
  General and administrative.....................      3,644         3,872
  Depreciation and amortization..................      1,941         3,976
                                                     -------       -------
      Total costs and expenses...................     21,229        37,638
                                                     -------       -------

Operating income.................................      6,850        10,600

Interest income on cash investments..............        558           514
Interest expense.................................     (3,632)       (4,100)
Other income.....................................      1,038            --
                                                     -------       -------

Income before income taxes
  and extraordinary items........................      4,814         7,014
Provision for income taxes.......................      1,974         2,806
                                                     -------       -------

Income before extraordinary items................      2,840         4,208
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes of $66
  and $4 in 1994 and 1995, respectively).........        111             7
                                                     -------       -------

Net income.......................................     $2,951        $4,215
                                                     =======       =======
Net income per common share:
  Income before extraordinary items..............       $.09          $.13
  Extraordinary items............................         --            --
                                                     -------       -------

Net income per common share......................       $.09          $.13
                                                     =======       =======


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                 (In Thousands)

                                                           Three Months Ended
                                                                March 31,
                                                         1994             1995
                                                        ------           ------
CASH FLOWS
Cash flows from operating activities:
  Net income........................................    $2,951           $4,215
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization...................     1,941            3,976
    Utilization of net operating loss
      carryforwards.................................       764            1,418
    Gains on discharges of indebtedness.............      (177)             (11)
    Gain on disposal of assets......................      (985)              --
    Compensation expense related to stock
      options.......................................        15               12
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable...........................        33           (1,965)
      Accrued interest receivable...................       214             (320)
      Other current assets..........................       798             (218)
      Other liabilities.............................    (2,571)          (2,228)
                                                      --------         --------
      Net cash provided by operating
        activities..................................     2,983            4,879
                                                      --------         --------

Cash flows from investing activities:
  Proceeds from mortgages and notes
    receivable......................................       955            3,211
  Disbursements for mortgages and
    notes receivable................................      (700)              --
  Proceeds from sales of property, equipment
    and leasehold improvements......................       403               13
  Purchases of property, equipment and
    leasehold improvements..........................   (12,502)         (16,072)
  Decrease (increase) in restricted cash............     3,030             (585)
  Proceeds from retirement of debt securities               --              100
  Purchase of debt securities.......................    (4,768)              --
  Other.............................................      (243)             415
                                                      --------         --------

      Net cash used in investing....................   (13,825)         (12,918)
                                                      --------         --------

Cash flows from financing activities:
  Proceeds from issuance of debt....................     3,725           39,000
  Payments of debt..................................    (8,042)          (1,533)
  Proceeds from the exercise of stock options
    and warrants....................................       372              472
  Principal proceeds from federal income
    tax refund......................................       189               --
  Other.............................................       (34)             (30)
                                                      --------         --------

      Net cash provided by (used in) financing
         activities.................................    (3,790)          37,909
                                                      --------         --------
  Net increase (decrease) in cash and
    cash equivalents................................   (14,632)          29,870

  Cash and cash equivalents at beginning
    of period.......................................    41,569           12,524
                                                      --------         --------
  Cash and cash equivalents at end of period........   $26,937          $42,394
                                                      ========         ========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1994 and 1995. Certain reclassifications have been made to the March 31, 1994 consolidated financial statements to conform them to the March 31, 1995 presentation.

         The financial statements for the three months ended March 31, 1994 and 1995 were prepared on a consistent basis with the audited financial statements for the year ended December 31, 1994.

         The consolidated results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

Note 2 - MORTGAGES AND NOTES RECEIVABLE

         The Company received a second favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31,200,000 previously received by the Company in settlement of a note and guaranty from Allen V. Rose and Arthur Cohen ("Rose and Cohen"). In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida (the "U.S. District Court") affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company had previously reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25,000,000 plus proceeds from the sale of approximately 1,100,000 shares of the Company common stock held by Rose, bringing the total settlement proceeds to approximately $31,200,000. FSA asserted that it was entitled to receive the settlement proceeds otherwise payable to the Company under the terms of an intercreditor agreement. The U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") ruled in favor of the Company in April 1994, and immediately thereafter, the Company used $25,000,000 of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes.

Note 3 - DEBT

         In April and May 1995, the Company sold $86,250,000 of Convertible Subordinated Notes due April 15, 2002. The notes bear interest at 7% and are convertible into common stock at a price of $12 per share at the option of the holder. The notes are redeemable, in whole or in part, at the option of the Company after three years at premiums to principal which decline on each anniversary date.

         In February 1995, Prime obtained $39,000,000 of mortgage financing on eleven of its unencumbered hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at March 31, 1995) and have five-year maturities.

         During the first quarter of 1995, the Company retired $388,000 of its senior secured notes, resulting in an extraordinary gain of $11,000. In April 1995, the Company prepaid $4,200,000 of its senior secured notes at face value with a payment funded by collections from the collateral for these notes. In May 1995, the Company prepaid approximately $7,900,000 of its senior secured notes at face value funded primarily by the remaining proceeds from the Rose and Cohen settlement (See Note 2). No gains or losses will be recognized on the second quarter transactions.

Note 4 - INCOME TAXES

         At March 31, 1995, the Company had available federal net operating loss carryforwards of approximately $117,500,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $104,800,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company upon consummation of PMI's plan of reorganization. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $8,800,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period. For the three months ended March 31, 1995 the Company recognized $1,418,000 of tax benefits as a contribution to stockholders' equity.

Note 5 - ACQUISITIONS

         In March 1995, the Company acquired the option of ShoLodge, Inc. ("ShoLodge") to purchase a 50% interest in eleven of the Company's AmeriSuites hotels and also acquired the ownership interest of the remaining AmeriSuites hotel not already owned by the Company. In 1993, the Company and its wholly-owned subsidiary, Suites of America, Inc. ("SOA") previously entered into agreements with ShoLodge, a company controlled by a former director, designed to further the growth of its AmeriSuites hotels from the six hotels owned by the Company at that time. Pursuant to these agreements, (i) ShoLodge agreed to build and finance six additional AmeriSuites hotels and received an option to purchase a 50% interest in SOA and (ii) the Company received an option pursuant to which it could require ShoLodge to purchase a 50% interest in SOA. The exercise of the option by ShoLodge was scheduled to occur in January 1995, when the Company and ShoLodge began to negotiate the Company's buyout of ShoLodge's option. The consideration payable by the Company was determined on an arm's-length basis and was based upon the fair market value of the properties. The consideration totals $19,700,000 and is comprised of (i) $16,100,000 in cash, of which $6,100,000 was paid on March 31, 1995 and $10,000,000 was paid on May 5, 1995, plus (ii) $18,500,000 which will be paid in notes maturing in 1997, less (iii) $14,900,000 of existing debt on five hotels, which was forgiven at face value. The transaction resulted in a net increase of approximately $3,600,000 of long-term debt. No gain or loss was recorded on the forgiveness of debt. As a result of this transaction, the Company assumed management of these hotels.

Note 6 - NET INCOME PER COMMON SHARE

         The Company has restated net income per common share for the three months ended March 31, 1994 to reflect a 9.4% reduction in the number of shares distributed under the plan or reorganization (the "Plan") of the Company's predecessor, Prime Motor Inns, Inc. ("PMI"). The financial statements had previously given effect to the maximum amount of 33,000,000 shares to be issued under the Plan whereas the Company ultimately distributed 29,913,000 shares under the Plan.

         Net income per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary and fully diluted net income per share was 31,950,000 and 32,365,000 for the three months ended March 31, 1994 and 1995, respectively.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is a leading hotel owner/operator which owns or leases 51 hotels (the "Owned Hotels") and manages 36 hotels (the "Managed Hotels") for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 16 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

         The Company has implemented a growth strategy which focuses on improving results at existing hotels through increased operating efficiencies, acquiring full-service hotels and expanding its AmeriSuites hotel brand in the all-suites segment. Operating results have continued to improve at comparable hotels due to repositioning efforts, yield management programs and overall improvements in the industry. The Company also added 12 Owned Hotels in the past year through acquisition, construction or settlements of notes receivable, thereby increasing its Owned Hotel rooms by approximately 40%. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

         The Company has restated net income per common share for the three months ended March 31, 1994 to reflect a 9.4% reduction in the number of shares distributed under the plan of reorganization (the "Plan") of the Company's predecessor, Prime Motor Inns, Inc. ("PMI"). The financial statements for the three months ended March 31, 1994 had previously given effect to the maximum amount of 33,000,000 shares of common stock issuable under the Plan, whereas the Company in total distributed only 29,913,000 shares under the Plan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three months ended March 31, 1994 and 1995. The results of the two hotels divested during 1994 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                            Comparable Owned
                                                                        Total                   Hotels(1)
                                                                 --------------------      -------------------
                                                                  Three Months Ended        Three Months Ended
                                                                       March 31,                 March 31,

                                                                   1994         1995         1994        1995
                                                                 -------      -------      -------     -------
                                                                 (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Room .......................................................   $18,021      $34,375      $17,535     $18,849
  Food and Beverage ..........................................     2,938        8,884        2,904       2,805
  Management Fees ............................................     2,317        1,637
  Interest on Mortgages and Notes Receivable .................     4,480        3,026
  Rental and Other ...........................................       323          316
                                                                   -----       ------
     Total Revenues ..........................................    28,079       48,238

Direct Hotel Operating Expenses:
  Room .......................................................     5,083        8,698        4,709       5,114
  Food and Beverage ..........................................     2,506        6,657        2,475       2,378
  Selling and General ........................................     5,804       11,824        5,653       5,847
Occupancy and Other Operating ................................     2,251        2,611
General and Administrative ...................................     3,644        3,872
Depreciation and Amortization ................................     1,941        3,976

Operating Income .............................................     6,850       10,600
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Room, as a percentage of room revenue ......................      28.2%        25.3%        26.9%       27.1%
  Food and Beverage, as a percentage of food and
     beverage revenue ........................................      85.3%        74.9%        85.2%       84.8%
  Selling and General, as a percentage of room and
     food and beverage revenue ...............................      27.7%        27.3%        27.7%       27.0%
Occupancy and Other Operating, as a percentage of
  room and food and beverage revenue .........................      10.7%         6.0%
General and Administrative, as a percentage of total
  revenue ....................................................      13.0%         8.0%
Other Data:
Occupancy.....................................................      64.0%        64.7%        64.6%       65.3%
Average daily rate ("ADR") ...................................    $58.63      $ 79.29       $59.44     $ 63.80
Revenue per available rooms ("REVPAR") .......................    $37.52      $ 51.30       $38.40     $ 41.66
Gross Operating Profit........................................    $7,566      $16,080       $7,602     $ 8,315


(1) For purposes of this discussion of results of operations for 1994 compared to 1995, comparable Owned Hotels refers to the 38 Owned Hotels that were owned or leased by the Company during all of the three months ended March 31, 1994 and 1995.

         Room revenues increased by $16.4 million, or 90.8%, from $18.0 million during the three months ended March 31, 1994 to $34.4 million for the three months ended March 31, 1995. This increase was primarily due to incremental room revenues of $15.5 million from hotels acquired or built in 1994 including the Marriott's Frenchman's Reef Resort Hotel (the "Frenchman's Reef") which records a significant portion of its annual revenues during the first quarter of the year. Room revenues for comparable Owned

Hotels increased by $1.3 million, or 7.5%, for the three months ended March 31, 1995 as compared to the same period in the prior year due to improvements in ADR. For all Owned Hotels, ADR increased by $20.66, or 35.2%, primarily due to the impact of five full-service hotels added in the past year. ADR increased by $4.36 or 7.3% for comparable Owned Hotels due to repositioning and refurbishment efforts at several full-service hotels and continued improvements in the lodging industry. The industry continued its recovery in the first quarter of 1995, as demand growth continued to outpace new hotel supply growth, resulting in higher occupancy levels which have allowed the industry to increase room rates. The Company has pursued a strategy of increasing ADR, which has a greater impact on net operating income than changes in occupancy. Occupancy rates for all Owned Hotels increased from 64.0% for the three months ended March 31, 1994 to 64.7% for the same period in the current year. Occupancy rates for comparable Owned Hotels increased slightly from 64.6% to 65.3% during the three months periods ended March 31, 1994 and 1995, respectively.

         Food and beverage revenues increased by $6.0 million, or 202.4%, from $2.9 million for the three months ended March 31, 1994 to $8.9 million for the same period in 1995. This increase was primarily due to the additional food and beverage operations related to the five full-service hotels acquired during the past year. Food and beverage revenues for comparable Owned Hotels decreased by $99,000, or 3.4% for the three months ended March 31, 1995 compared to the same period in the prior year primarily due to decreased banquet business and lower beverage revenues.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. Management and other fees decreased by $680,000, or 29.4%, from $2.3 million for the three months ended March 31, 1994 to $1.6 million in the current period. The decrease was primarily due to the loss of management fees on four Managed Hotels acquired by the Company during 1994 and six additional hotels which were sold by a third party hotel owner in 1994. Partially offsetting these decreased management fees were increased revenues associated with the remaining Managed Hotels.

         Interest on mortgages and notes receivable during the periods primarily related to mortgages secured by certain Managed Hotels. Interest income on mortgages and notes receivable decreased by $1.5 million, or 32.5%, from $4.5 million for the three months ended March 31, 1994 to $3.0 million for the same period of the current year primarily due to the Company's conversion of a $50 million note receivable secured by the Frenchman's Reef into an operating hotel asset in December 1994. During the three months ended March 31, 1994, the Company recognized $1.4 million of interest income related to the Frenchman's Reef note receivable.

         Direct room expenses increased by $3.6 million, or 71.1%, from $5.1 million for the three months ended March 31, 1994 to $8.7 million for the same period in 1995 due primarily to the addition of new hotels. During the three month periods, direct room expenses, as a percentage of room revenue, decreased from 28.2% to 25.3% primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct room expenses increased $405,000, or 8.6%, but increased slightly as a percentage of comparable room revenue from 26.9% to 27.1%.

         Direct food and beverage expenses increased by $4.2 million, or 165.6%, from $2.5 million for the three months ended March 31, 1994 to $6.7 million for the same period in 1995 due primarily to the addition of new full-service hotels. As a percentage of food and beverage revenue, direct food and beverage expenses decreased from 85.3% to 74.9% primarily due to increased revenues in higher margin areas at the new hotels such as banquet departments. For comparable Owned Hotels, direct food and beverage expenses decreased $97,000, or 3.9%, and decreased slightly as a percentage of food and beverage revenue from 85.2% to 84.8%.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $6.0 million, or 103.7%, from $5.8 million for the three months ended March 31, 1994 to $11.8 million for the same period in 1995 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as rooms and food and beverage revenues), direct hotel selling and general expenses decreased slightly from 27.7% to 27.3% for the three months ended March 31, 1994 and 1995. For comparable Owned Hotels, direct selling and general expenses increased by $194,000, or 3.4%, but decreased slightly as a percentage of comparable Owned Hotel revenues from 27.7% to 27.0%.

         Occupancy and other operating expenses which consist primarily of insurance, real estate and other taxes, and rent expense, increased by $360,000, or 16.0% from $2.3 million for the three months ended March 31, 1994 to $2.6 million for the same period of the current year due to the addition of new hotels. As a percentage of hotel revenues, occupancy and other operating expenses decreased from 10.7% to 6.0% primarily due to operating leverage.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. General and administrative expenses increased by $228,000, or 6.3%, from $3.6 million to $3.9 million primarily due to increased corporate marketing expenses. As a percentage of total revenues, general and administrative expenses decreased from 13.0% to 8.0% due to operating leverage.

         Depreciation and amortization expense increased by $2.1 million, or 104.8%, from $1.9 million for the three months ended March 31, 1994 to $4.0 million for the same period in the current year, due to the impact of new hotel properties acquired in the past year and refurbishment efforts at several hotels.

         Interest expense increased by $468,000, or 12.9%, from $3.6 million for the three month period in 1994 to $4.1 million for the same period in 1995, primarily due to new borrowings of $39.0 million incurred in February 1995. Interest income on cash investments decreased by $44,000, or 7.9%, due to higher average cash balances in 1994.

         Pretax extraordinary gains of approximately $11,000 for the three months ended March 31, 1995 relate to the retirement of secured notes with a face value of $388,000. Pretax extraordinary gains of approximately $177,000 for the three months ended March 31, 1994 relate to the retirement of debt with a face value of $7.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and capital needs through a combination of cash flow from operations, conversion of non-operating assets to cash and proceeds from mortgage financings. The Company believes that its cash flow from operations is sufficient to fund its anticipated working capital needs, routine capital expenditures and debt service obligations due through 1995. An important component of the Company's growth strategy is to increase its equity ownership in hotels, particularly in the full-service and all-suites segments of the market. The Company intends to actively pursue acquisitions of full-service hotels or hotel portfolios which may also require additional capital for the costs of any necessary renovation or refurbishment. Additionally, the Company plans to expand its AmeriSuites hotel brand by opening or commencing construction on ten AmeriSuites hotels in 1995. The Company plans to fund its development and acquisition program in 1995 with the proceeds from the $86.3 million Convertible Subordinated Notes issued in the second quarter of 1995, mortgage financings of $42.6 million incurred in the first quarter of 1995 and additional mortgage financings on its unencumbered properties, as well as, potentially, on any properties acquired. The Company believes that these sources will be adequate to fund the implementation of its growth strategy in 1995.

         At March 31, 1995, the Company had cash and cash equivalents of $42.4 million and restricted cash of $10.3 million, which was primarily collateral for various debt obligations. Cash and cash equivalents increased by $29.9 million during three months ended March 31, 1995 primarily due to new mortgage financings.

         Cash flow from operations was approximately $4.9 million for the three months ended March 31, 1995 as compared to $3.0 million for the same period of the prior year. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") of $764,000 and $1.4 million for the three months ended March 31, 1994 and 1995, respectively. At March 31, 1995, the Company had federal NOLs relating to its predecessor, PMI, of approximately $117.5 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         The Company's other major sources of cash for the three months ended March 31, 1995 were mortgage financings of $39.0 million and collections of mortgages and notes receivable of $3.2 million. The Company's major uses of cash for the three months ended March 31, 1995 were capital expenditures of $16.1 million and debt payments of $1.5 million.

         Debt. In April and May 1995, the Company sold $86.3 million of Convertible Subordinated Notes due April 15, 2002. The notes bear interest at 7% and are convertible into common stock at a price of $12 per share at the option of the holder. The notes are redeemable, in whole or in part, at the option of the Company after three years at premiums to principal which decline on each anniversary date. The Company plans to use the proceeds primarily to finance the development and acquisition of hotels or hotel portfolios.

         In February 1995, the Company obtained $39.0 million of mortgage financing on 11 of its unencumbered hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at March 31, 1995) and have five-year maturities. The funds will be used to finance the Company's acquisition and development program. The Company incurred an additional $3.6 million of debt in connection with the ShoLodge Transaction. See "-- Capital Investments."

         During the first quarter of 1995, the Company retired $388,000 of its senior secured notes resulting in a gain of $11,000. In April 1995, the Company prepaid $4.2 million of its senior secured notes at face value with a payment funded by collections from the collateral for these notes. In May 1995, the Company prepaid approximately $7.9 million of its senior secured notes at face value funded primarily by the remaining proceeds from the settlement of a note from Allen Rose and Arthur Cohen ("Rose and Cohen").

         The Company has $34.9 million of debt obligations related to the Frenchman's Reef due in December 1996. The Company intends to seek an extension of the maturity of such debt or refinance it. The debt is secured by the property which has a book value of $50.0 million.

         At March 31, 1995, as adjusted to give effect to the $86.3 of Convertible Subordinated Notes issued in the second quarter of 1995, the Company would have had $313.6 million in debt outstanding. Of this debt, approximately $83.7 million will bear interest at floating rates. The Company has not entered into interest rate protection agreements with respect to its floating rate debt, and, accordingly, the interest the Company pays on such debt will increase or decrease depending on the movement of interest rates generally.

         Capital Investments. The Company has implemented a hotel development and acquisition program which focuses on the acquisition of strategically positioned full-service hotels or hotel portfolios and the development of AmeriSuites hotels. The Company spent approximately $12.5 million and assumed $3.6 million of debt in connection with its development and acquisition program in the first quarter of 1995. The cash portion was funded by a combination of existing cash balances, cash flow from operations and mortgage financings.

         The Company currently plans to spend approximately $70.0 million to open or commence construction on 10 new AmeriSuites hotels in 1995. The Company has begun construction at sites in Atlanta, Greensboro and Miami and already owns additional sites for new AmeriSuites in the Baltimore, Cleveland and Detroit areas and a second site in the Miami area.

         In March 1995, the Company purchased an AmeriSuites hotel in Richmond, Virginia and ShoLodge Inc.'s option to acquire a 50% interest in 11 of the Company's 12 AmeriSuites hotels. The total consideration payable by the Company in the ShoLodge Transaction is $19.7 million and is comprised of (i) $6.1 million which was paid on March 31, 1995 and $10.0 million which was paid on May 5, 1995 plus (ii) $18.5 million which will be paid in notes maturing in 1997 less (iii) $14.9 million of existing debt on five hotels which was forgiven at face value. The transaction results in a net increase of $3.6 million of long-term debt. As a result of the transaction, the Company now manages these 12 AmeriSuites bringing to 13 the number of AmeriSuites hotels owned and operated by the Company.

         The Company continues to pursue its program of refurbishing certain of its Owned Hotels and repositioning them in order to meet the local markets' demand characteristics. In some instances, this may involve a change in franchise affiliation. The refurbishment and repositioning program primarily involves hotels which the Company has recently acquired through mortgage foreclosures or settlements, lease evictions/terminations or acquisitions. During the first quarter of 1995, the Company spent approximately $3.3 million on capital improvements at its Owned Hotels, of which approximately $1.4 million related to refurbishments and repositionings on recently acquired hotels. In 1995, the Company intends to spend a total of approximatell $18.0 million on capital improvements, of which $10.8 million relates to the refurbishing and repositioning of recently acquired hotels.

         Asset Realizations. The Company has pursued a strategy of converting the mortgage notes receivable and other assets that it owns into cash or operating hotel assets. Since July 31, 1992, the Company has received $101.7 million in cash and added eight operating hotel assets through note settlements and lease terminations. The Company will continue to pursue settlement with mortgage and note obligors and will utilize the cash for debt repayments or general corporate purposes. During the first quarter of 1995, the Company received $2.7 million in cash in settlement of a note receivable. No gain or loss was recognized in the transaction. In May 1995, the Company obtained control of the 240 room Princeton Holiday Inn by converting its $2.7 million mortgage note receivable into a long-term leasehold position. The hotel was recently repositioned to a Holiday Inn from a Ramada Inn and is currently being refurbished.

         The Company received a second favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31.2 million previously received by the Company in settlement of a note and guaranty from Rose and Cohen. In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida (the "U.S. District Court") affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company a lone was entitled to the settlement proceeds. The Company had previously reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25 million plus proceeds from the sale of approximately 1.1 million shares of the Company common stock held by Rose, bringing the total settlement proceeds to approximately $31.2 million. FSA asserted that it was entitled to receive the settlement proceeds otherwise payable to the Company under the terms of an intercreditor agreement. The U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") ruled in favor of the Company in April 1994, and immediately thereafter, the Company used $25.0 million of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) On April 25, 1995 a report on Form 8-K was filed announcing the Company's first quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRIME HOSPITALITY CORP.

Date:    May 12, 1995                       By: /s/ David A. Simon
                                                -----------------------------
                                                David A. Simon, President and
                                                Chief Executive Officer

Date:    May 12, 1995                       By: /s/ John M. Elwood
                                                -----------------------------
                                                John M. Elwood, Executive
                                                Vice President and Chief
                                                Financial Officer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule