Form 10-Q
period 1995-06-30
PRIME HOSPITALITY CORP
filed 1995-08-10
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                              -------   -------

                           Commission File No. 1-6869

                             PRIME HOSPITALITY CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2640625
(State or other jurisdiction of                               (I.R.S. employer)
 incorporation or organization)                              identification no.)

                 700 Route 46 East, Fairfield, New Jersey 07004
                    (Address of principal executive offices)

                                 (201) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ----   ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  x           No
   ----            ----

The registrant had 30,861,824 shares of common stock, $.01 par value outstanding, as of August 7, 1995.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                             NUMBER
                                                                           ------
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets-
           December 31, 1994 and June 30, 1995   . . . . . . . . . . . .    1

         Consolidated Statements of Income
           Three and Six Months Ended June 30, 1994
           and June 30, 1995   . . . . . . . . . . . . . . . . . . . . .    2

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1994
           and June 30, 1995   . . . . . . . . . . . . . . . . . . . . .    3

         Notes to Interim Consolidated Financial Statements . . . . . . .   4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . .   8



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .  18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  19

Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                      DECEMBER 31,      JUNE 30,
                                                          1994            1995
                                                        --------        --------
                 ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .    $12,524         $81,865
  Marketable securities available for sale. . . . . .      1,117          12,058
  Restricted cash   . . . . . . . . . . . . . . . . .      9,725           3,731
  Accounts receivable, net of reserves  . . . . . . .      7,819          10,377
  Current portion of mortgages and
    notes receivable  . . . . . . . . . . . . . . . .      1,925          14,494
  Other current assets  . . . . . . . . . . . . . . .      7,196           8,269
                                                        --------        --------
      Total current assets  . . . . . . . . . . . . .     40,306         130,794

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization. .    299,291         337,451
Mortgages and notes receivable, net of
  current portion . . . . . . . . . . . . . . . . . .     81,260          75,233
Marketable securities available for sale. . . . . . .      3,652          11,074
Other assets  . . . . . . . . . . . . . . . . . . . .     10,423          13,876
                                                        --------        --------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . .   $434,932        $568,428
                                                        ========        ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt   . . . . . . . . . . . . .     $5,284          $6,901
  Other current liabilities   . . . . . . . . . . . .     23,904          27,449
                                                        --------        --------
      Total current liabilities . . . . . . . . . . .     29,188          34,350

Long-term debt, net of current portion  . . . . . . .    178,545         293,986
Other liabilities . . . . . . . . . . . . . . . . . .     23,134          22,497
                                                        --------        --------
      Total liabilities . . . . . . . . . . . . . . .    230,867         350,833
                                                        --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued . . . .         --              --
  Common stock, par value $.01 per share;
    75,000,000 shares authorized; 30,409,371 and
    30,817,727 shares issued and outstanding
    at December 31, 1994 and June 30, 1995,
    respectively  . . . . . . . . . . . . . . . . . .        304             308
  Capital in excess of par value  . . . . . . . . . .    171,774         176,116
  Retained earnings  . . . . . . . . . . . . . . . .      31,987          41,171
                                                        --------        --------
      Total stockholders' equity  . . . . . . . . . .    204,065         217,595
                                                        --------        --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $434,932        $568,428
                                                        ========        ========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                    (In Thousands, Except Per Share Amounts)


                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                       1994         1995          1994          1995
                                                                     -------       -------       -------       -------
Revenues:
  Lodging . . . . . . . . . . . . . . . . . . . . . . . .            $21,900       $35,750       $39,921       $70,125
  Food and beverage . . . . . . . . . . . . . . . . . . .              4,717        10,691         7,655        19,575
  Management and other fees . . . . . . . . . . . . . . .              2,586         2,044         4,903         3,681
  Interest on mortgages and
    notes receivable  . . . . . . . . . . . . . . . . . .              3,677         2,888         8,157         5,914
  Rental and other  . . . . . . . . . . . . . . . . . . .                314           330           637           646
                                                                     -------       -------       -------       -------
      Total revenues  . . . . . . . . . . . . . . . . . .             33,194        51,703        61,273        99,941
                                                                     -------       -------       -------       -------

Costs and expenses:
  Direct hotel operating expenses:
    Lodging . . . . . . . . . . . . . . . . . . . . . . .              6,215         9,595        11,298        18,293
    Food and beverage   . . . . . . . . . . . . . . . . .              3,458         7,774         5,964        14,431
    Selling and general   . . . . . . . . . . . . . . . .              6,316        12,109        12,120        23,933
  Occupancy and other operating     . . . . . . . . . . .              2,768         2,781         5,019         5,392
  General and administrative  . . . . . . . . . . . . . .              3,724         3,589         7,368         7,461
  Depreciation and amortization . . . . . . . . . . . . .              2,081         3,797         4,022         7,773
                                                                     -------       -------       -------       -------
      Total costs and expenses    . . . . . . . . . . . .             24,562        39,645        45,791        77,283
                                                                     -------       -------       -------       -------

Operating income  . . . . . . . . . . . . . . . . . . . .              8,632        12,058        15,482        22,658

Investment income . . . . . . . . . . . . . . . . . . . .                473         1,415         1,031         1,929
Interest expense  . . . . . . . . . . . . . . . . . . . .             (3,357)       (5,886)       (6,989)       (9,986)
Other income  . . . . . . . . . . . . . . . . . . . . . .              5,894           605         6,932           605
                                                                     -------       -------       -------       -------

Income before income taxes
  and extraordinary items   . . . . . . . . . . . . . . .             11,642         8,192        16,456        15,206
Provision for income taxes  . . . . . . . . . . . . . . .              4,773         3,277         6,747         6,083
                                                                     -------       -------       -------       -------

Income before extraordinary items . . . . . . . . . . . .              6,869         4,915         9,709         9,123
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes)                                      58            54           169            61
                                                                     -------       -------       -------       -------

Net income  . . . . . . . . . . . . . . . . . . . . . . .             $6,927        $4,969        $9,878        $9,184
                                                                     =======       =======       =======       =======

Net income per common share:
  Income before extraordinary items   . . . . . . . . . .                .22           .14           .30           .27
  Extraordinary items . . . . . . . . . . . . . . . . . .                 --           .01           .01           .01
                                                                     -------       -------       -------       -------
Net Income  . . . . . . . . . . . . . . . . . . . . . . .                .22           .15           .31           .28
                                                                     =======       =======       =======       =======


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                                 (In Thousands)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     1994          1995
                                                                   -------       -------
CASH FLOWS
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .   $9,878        $9,184
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .    4,022         7,773
    Gain on settlement of a note receivable . . . . . . . . . . .   (5,894)           --
    Utilization of net operating loss
      carryforwards . . . . . . . . . . . . . . . . . . . . . . .    1,530         2,836
    Gains on discharges of indebtedness . . . . . . . . . . . . .     (286)         (102)
    Gain on disposal of assets  . . . . . . . . . . . . . . . . .     (985)         (605)
    Compensation expense related to stock
      options . . . . . . . . . . . . . . . . . . . . . . . . . .       25             8
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .   (1,010)       (2,558)
      Other current assets  . . . . . . . . . . . . . . . . . . .    3,697        (1,148)
      Other liabilities . . . . . . . . . . . . . . . . . . . . .    1,621         2,255
                                                                   -------       -------

      Net cash provided by operating
        activities  . . . . . . . . . . . . . . . . . . . . . . .   12,598        17,643
                                                                   -------       -------

Cash flows from investing activities:
  Net proceeds from mortgages and notes
    receivable  . . . . . . . . . . . . . . . . . . . . . . . . .   32,559         3,543
  Disbursements for mortgages and
    notes receivable  . . . . . . . . . . . . . . . . . . . . . .   (1,100)      (12,704)
  Proceeds from sales of property, equipment
    and leasehold improvements  . . . . . . . . . . . . . . . . .    1,088         1,671
  Purchases of property, equipment and
    leasehold improvements  . . . . . . . . . . . . . . . . . . .  (19,420)      (36,462)
  Decrease in restricted cash . . . . . . . . . . . . . . . . . .    1,742         5,994
  Proceeds from marketable securities . . . . . . . . . . . . . .    1,082         1,012
  Purchases of marketable securities  . . . . . . . . . . . . . .   (5,885)      (18,460)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,808)          918
                                                                   -------       -------

      Net cash provided by (used in) investing activities . . . .    8,258       (54,488)
                                                                   -------       -------

Cash flows from financing activities:
  Net proceeds from issuance of debt  . . . . . . . . . . . . . .    3,725       120,802
  Payments of debt. . . . . . . . . . . . . . . . . . . . . . . .  (40,701)      (15,697)
  Proceeds from the exercise of stock options
    and warrants. . . . . . . . . . . . . . . . . . . . . . . . .      558         1,133
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      107           (52)
                                                                   -------       -------

      Net cash provided by (used in) financing
         activities . . . . . . . . . . . . . . . . . . . . . . .  (36,311)      106,186
                                                                   -------       -------
  Net increase (decrease) in cash and
    cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  (15,455)       69,341

  Cash and cash equivalents at beginning
    of period . . . . . . . . . . . . . . . . . . . . . . . . . .   41,569        12,524
                                                                   -------       -------
  Cash and cash equivalents at end of period  . . . . . . . . . .  $26,114       $81,865
                                                                   =======       =======


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -         BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of its operations for the three and six months ended June 30, 1994 and 1995 and cash flows for the six months ended June 30, 1994 and 1995. Certain reclassifications have been made to the June 30, 1994 consolidated financial statements to conform them to the June 30, 1995 presentation.

         The financial statements for the three and six months ended June 30, 1994 and 1995 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1994.

         The consolidated results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

Note 2 -         ACQUISITIONS

         In March 1995, the Company acquired the option of ShoLodge, Inc. ("ShoLodge") to purchase a 50% interest in eleven of the Company's AmeriSuites hotels and also acquired the ownership interest of the remaining AmeriSuites hotel not already owned by the Company. In 1993, the Company and its wholly-owned subsidiary, Suites of America, Inc. ("SOA") entered into agreements with ShoLodge, a company controlled by a former director, designed to further the growth of its AmeriSuites hotels from the six hotels owned by the Company at that time. Pursuant to these agreements, (i) ShoLodge agreed to build and finance six additional AmeriSuites hotels and received an option to purchase a 50% interest in SOA and (ii) the Company received an option pursuant to which it could require ShoLodge to purchase a 50% interest in SOA. The exercise of the option by ShoLodge was scheduled to occur in January 1995, when the Company and ShoLodge began to negotiate the Company's buyout of ShoLodge's option. The consideration payable by the Company was based upon the fair market value of the properties. The consideration totaled $19,700,000 and was comprised of (i) $16,100,000 in cash, of which $6,100,000 was paid on March 31, 1995 and $10,000,000 was paid on May 5, 1995, plus (ii) $18,500,000 which will be paid in notes maturing in 1997, less (iii) $14,900,000 of existing debt on five hotels, which was retired at face value. The transaction resulted in a net increase of approximately $3,600,000 of long-term debt. No gain or loss was recorded on the forgiveness of debt. As a result of this transaction, the Company assumed management of these hotels.

         In August 1995, the Company entered into an agreement to purchase four Bradbury Suites hotels for $18.9 million. The hotels, comprising 459 rooms, are located in Augusta, Georgia; Columbia, South Carolina; Arlington Heights, Illinois and Jacksonville, Florida. The Company plans to convert the hotels to its proprietary AmeriSuites brand, bringing to seventeen the total number of AmerSuites hotels. The agreement is subject to certain due diligence conditions. Closing is set for the end of August.

Note 3 -         DEBT

         In April and May 1995, the Company sold $86,250,000 of 7% Convertible Subordinated Notes due 2002. The notes bear interest at 7%, are convertible into common stock at a price of $12 per share at the option of the holder and mature on April 15, 2002. The notes are redeemable, in whole or in part, at the option of the Company after three years at premiums to principal which decline on each anniversary date.

         In February 1995, Prime obtained $39,000,000 of mortgage financing on eleven of its hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at June 30, 1995) and have five-year maturities.

         During the first quarter of 1995, the Company retired $388,000 of its senior secured notes, resulting in a pre-tax extraordinary gain of $11,000. During the second quarter of 1995, the Company prepaid approximately $12,100,000 of its senior secured notes with a payment funded by collections from the collateral for these notes (See Note 2). These transactions resulted in a pre-tax extraordinary gain of $91,000. In July 1995, the Company retired an additional $2.7 million of its senior secured notes. A pre-tax extraordinary gain of $20,000 will be recorded in the third quarter.

Note 4 -         INCOME TAXES

         At June 30, 1995, the Company had available federal net operating loss carryforwards of approximately $123,400,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $104,800,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $8,800,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period. For the three and six months ended June 30, 1995 the Company recognized $1,418,000 and $2,836,000 of tax benefits as a contribution to stockholders' equity.

Note 5 -         CONTINGENCIES

         The Company received a second favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31,200,000 previously received by the Company in settlement of a note and guaranty from Allen V. Rose and Arthur Cohen ("Rose and Cohen"). In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida (the "U.S. District Court") affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company had previously reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25,000,000 plus proceeds from the sale of approximately 1,100,000 shares of the Company's common stock held by Rose, bringing the total settlement proceeds to approximately $31,200,000. FSA asserted that, under the terms of an intercreditor agreement, it was entitled to receive the settlement proceeds otherwise payable to the Company. The U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") ruled in favor of the Company in April 1994 and the Company used $25,000,000 of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes. On May 23, 1995, FSA filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit.

Note 6 -         NET INCOME PER COMMON SHARE

         The Company has restated net income per common share for the three and six months ended June 30, 1994 to reflect a 9.4% reduction in the number of shares distributed under the plan of reorganization (the "Plan") of the Company's predecessor, Prime Motor Inns, Inc. ("PMI"). The financial statements had previously given effect to the maximum amount of 33,000,000 shares to be issued under the Plan whereas the Company ultimately distributed 29,913,000 shares under the Plan.

         Primary net income per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary net income per share was 31,885,000 and 31,961,000 for the three and six months ended June 30, 1994 and 32,584,000 and 32,401,000 for the three and six months ended June 30, 1995, respectively.

         Fully diluted net income per share, in addition to the adjustments for primary net income per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in the second quarter of 1995. The weighted average number of common shares used in computing fully diluted net income per share was 37,797,000 and 35,078,000 for the three and six months ended June 30, 1995. Fully diluted net income per share has not been presented in the consolidated financial statements because the dilutive effect is not material.

Note 7 -         OTHER INCOME

         Other income consists of items which are not considered part of the Company's recurring operations. Other income of $605,000, for the three and six months ended June 30, 1995, relates to a gain on the sale of a land parcel. Other income of $5.9 million for the three months ended June 30, 1994, consists of a gain on the settlement of a note receivable from Rose and Cohen. For the six months ended June 30, 1994, other income also consists of a gain on the sale of a hotel for approximately $1.0 million.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is a leading hotel owner/operator which owns or leases 50 hotels (the "Owned Hotels") and manages 36 hotels (the "Managed Hotels") for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 16 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

         The Company has implemented a growth strategy which focuses on improving results at existing hotels through increased operating efficiencies, acquiring full-service hotels and expanding its AmeriSuites hotel brand in the all-suites segment. Operating results have continued to improve at comparable hotels due to repositioning efforts, yield management programs and overall improvements in the industry. The Company also added 13 Owned Hotels in the past year through acquisition, construction or settlements of notes receivable. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

         The Company has restated net income per common share for the three and six months ended June 30, 1994 to reflect a 9.4% reduction in the number of shares distributed under the plan of reorganization (the "Plan") of the Company's predecessor, Prime Motor Inns, Inc. ("PMI"). The financial statements for the three and six months ended June 30, 1994 had previously given effect to the maximum amount of 33,000,000 shares of common stock issuable under the Plan, whereas the Company in total distributed only 29,913,000 shares under the Plan.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and six months ended June 30, 1994 and 1995. The results of the four hotels divested during 1994 and 1995 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                        Comparable Owned
                                                                    Total                    Hotels(1)
                                                              ------------------        ------------------
                                                              Three Months Ended        Three Months Ended
                                                                    June 30,                  June 30,
                                                               1994         1995         1994        1995
                                                               ----         ----         ----        ----
                                                            (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging   . . . . . . . . . . . . . . . . . . . . . . .     $21,900      $35,750      $19,677    $21,210
  Food and Beverage   . . . . . . . . . . . . . . . . . .       4,717       10,691        3,793      3,528
  Management Fees and Other Fees  . . . . . . . . . . . .       2,586        2,044
  Interest on Mortgages and Notes Receivable  . . . . . .       3,677        2,888
  Rental and Other  . . . . . . . . . . . . . . . . . . .         314          330
                                                              -------      -------
     Total Revenues   . . . . . . . . . . . . . . . . . .      33,194       51,703

Direct Hotel Operating Expenses:
  Lodging   . . . . . . . . . . . . . . . . . . . . . . .       6,215        9,595        5,263      5,475
  Food and Beverage   . . . . . . . . . . . . . . . . . .       3,458        7,774        2,759      2,711
  Selling and General   . . . . . . . . . . . . . . . . .       6,316       12,109        5,509      5,941
Occupancy and Other Operating   . . . . . . . . . . . . .       2,768        2,781
General and Administrative  . . . . . . . . . . . . . . .       3,724        3,589
Depreciation and Amortization   . . . . . . . . . . . . .       2,081        3,797
                                                              -------      -------
     Total Cost and Expenses  . . . . . . . . . . . . . .      24,562       39,645

Operating Income  . . . . . . . . . . . . . . . . . . . .       8,632       12,058
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue   . . . . .        28.4%        26.8%       26.7%       25.8%
  Food and Beverage, as a percentage of food and
     beverage revenue   . . . . . . . . . . . . . . . . .        73.3%        72.7%       72.7%       76.8%
  Selling and General, as a percentage of lodging and
     food and beverage revenue  . . . . . . . . . . . . .        23.7%        26.1%       23.5%       24.0%
Occupancy and Other Operating, as a percentage of
 lodging and food and beverage revenue  . . . . . . . . .        11.8%         5.8%
General and Administrative, as a percentage of total
  revenue   . . . . . . . . . . . . . . . . . . . . . . .        11.2%         7.9%
Other Data:
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        70.9%        72.2%       73.6%       74.8%
Average daily rate ("ADR")  . . . . . . . . . . . . . . .      $58.63       $70.65      $58.93      $63.16
Revenue per available room ("REVPAR")   . . . . . . . . .      $41.57       $51.00      $43.37      $47.24
Gross Operating Profit  . . . . . . . . . . . . . . . . .     $10,997      $16,963       $9,939    $10,611

                                                                                         Comparable Owned
                                                                     Total                  Hotels(1)
                                                               ----------------          ----------------
                                                               Six Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                               1994         1995          1994      1995
                                                               ----         ----          ----      ----
                                                             (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging   . . . . . . . . . . . . . . . . . . . . . . .     $39,921      $70,125      $37,142    $39,967
  Food and Beverage   . . . . . . . . . . . . . . . . . .       7,655       19,575        6,698      6,334
  Management Fees and Other Fees  . . . . . . . . . . . .       4,903        3,681
  Interest on Mortgages and Notes Receivable  . . . . . .       8,157        5,914
  Rental and Other  . . . . . . . . . . . . . . . . . . .         637          646
                                                              -------      -------
     Total Revenues   . . . . . . . . . . . . . . . . . .      61,273       99,941

Direct Hotel Operating Expenses:
  Lodging   . . . . . . . . . . . . . . . . . . . . . . .      11,298       18,293        9,933     10,526
  Food and Beverage   . . . . . . . . . . . . . . . . . .       5,964       14,431        5,234      5,089
  Selling and General   . . . . . . . . . . . . . . . . .      12,120       23,933       11,099     11,694
Occupancy and Other Operating   . . . . . . . . . . . . .       5,019        5,392
General and Administrative  . . . . . . . . . . . . . . .       7,368        7,461
Depreciation and Amortization   . . . . . . . . . . . . .       4,022        7,773
                                                              -------      -------
     Total Costs and Expenses . . . . . . . . . . . . . .      45,791       77,283

Operating Income  . . . . . . . . . . . . . . . . . . . .      15,482       22,658
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue   . . . . .        27.3%        26.1%       26.7%       26.3%
  Food and Beverage, as a percentage of food and
     beverage revenue   . . . . . . . . . . . . . . . . .        77.9%        73.7%       78.1%       80.3%
  Selling and General, as a percentage of lodging and
     food and beverage revenue  . . . . . . . . . . . . .        24.8%        26.7%       25.3%       25.3%
Occupancy and Other Operating, as a percentage of
 lodging and food and beverage revenue  . . . . . . . . .        12.0%         6.0%
General and Administrative, as a percentage of total
  revenue   . . . . . . . . . . . . . . . . . . . . . . .        12.0%         8.4%
Other Data:
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        67.6%        68.5%       69.9%       70.5%
Average daily rate ("ADR")  . . . . . . . . . . . . . . .      $58.63       $74.64      $59.23      $63.56
Revenue per available rooms ("REVPAR")  . . . . . . . . .      $39.63       $53.18      $41.40      $44.81
Gross Operating Profit  . . . . . . . . . . . . . . . . .     $18,289      $33,016      $17,575    $18,991

--------------------

(1) For purposes of this discussion of results of operations for 1994 compared to 1995, comparable Owned Hotels refers to the 37 Owned Hotels that were owned or leased by the Company during all of the three and six months ended June 30, 1994 and 1995.

         Lodging revenues increased by $13.9 million and $30.2 million, or 63.2% and 75.6%, during the three and six months ended June 30, 1995 over the same periods of the prior year. The increases were primarily due to incremental lodging revenues from the 13 new hotels added during 1994 and 1995 of $12.7 million and $28.2 million for the three and six months ended June 30, 1995 and continued growth in revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $1.5 million and $2.8 million or 7.8% and 7.6%, for the three and six months ended June 30, 1995 as compared to the same periods of the prior year.

         The Company operates in three major segments of the industry: full-service, all-suites and limited-service. The following table illustrates the changes in REVPAR for the comparable Owned Hotels for the three and six months ended June 30, 1995 by industry segment:

                                     Three Months               Six Months
                                         Ended                     Ended
                                     June 30, 1995             June 30, 1995
                                     -------------             -------------
Full-service                              6.7%                     5 .5%
All-suites                               13.3%                     13.9%
Limited-service                           8.8%                     8 .8%
Total                                     8.8%                     8 .7%

         REVPAR at comparable Owned Hotels increased for the three and six month periods primarily due to increased demand at the Company's AmeriSuites hotels in the all-suites segment and repositioning efforts at both full-service and limited-service hotels. The improvements in REVPAR were generated primarily by increases in ADR, which rose by 7.3% and 7.2% for the three and six month periods.

         Food and beverage revenues increased by $6.0 million and $11.9 million, or 126.7% and 155.7%, for the three and six months ended June 30, 1995 compared to the same period in the prior year. These increases were primarily due to the additional food and beverage operations related to the six full-service hotels acquired since March 31, 1994. Food and beverage revenues for comparable Owned Hotels decreased by $265,000 and $364,000, or 6.9% and 5.4%, for the three and six months ended June 30, 1995 compared to the same periods in the prior year primarily due to decreased banquet business and lower beverage revenues at the Company's sports lounges.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. Management and other fees decreased by $542,000 and $1.2 million, or 24.8% and 26.9%, for the three and six months ended June 30, 1995 as compared to the same periods in the prior year. The decreases were primarily due to the loss of management fees on five Managed Hotels acquired by the Company during 1994 and 1995 and six additional hotels which were sold by a third party hotel owner in 1994. Partially offsetting these decreased management fees were increased base and incentive management fees associated with the remaining Managed Hotels.

         Interest on mortgages and notes receivable during the periods primarily related to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $789,000 and $2.3 million, or 21.5% and 27.5%, for the three and six months ended June 30, 1995 primarily due to the Company's conversion of a $50 million note receivable secured by the Frenchman's Reef into an operating hotel asset in December 1994. Partially offsetting the decrease was interest income related to the purchase of $17.4 million of first mortgages secured by two hotels for $12.7 million in June 1995.

         Direct lodging expenses increased by $3.3 million and $7.0 million, or 54.3% and 61.9%, for the three and six months ended June 30, 1995 compared to the same periods in the prior year, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 28.4% to 26.8% for the three month period and from 27.3% to 26.1% for the six month period. These decreases were primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 26.7% to 25.8% for the three month period and from 26.7% to 26.3% for the six month period.

         Direct food and beverage expenses increased by $4.3 million and $8.5 million, or 124.8% and 141.9%, for the three and six months ended June 30, 1995 as compared to the same periods in the prior year primarily due to the addition of six new full-service hotels. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 73.3% to 72.7% for the three month period and 77.9% to 73.7% for the six month period. The decreases were primarily due to increased revenues in higher margin areas such as banquet departments at the new hotels offset by increased expense margins at comparable Owned Hotels. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue increased from 72.7% to 76.8% for the three month period and increased from 78.1% to 80.3% for the six month period primarily due to decreased banquet revenues at these hotels.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $5.8 million and $11.8 million, or 96.1% and 97.4%, for the three and six months ended June 30, 1995 as compared to the same periods in the prior year due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased from 23.7% to 26.1% for the three month period and from 24.9% to 26.7% for the six month period due to the addition of new full-service properties which generally require higher levels of unallocated expenses. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues remained stable at 25.3% for the three month period and increased slightly from 23.5% to 24.0% for the six month period.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. For the three months ended June 30, 1995, occupancy and other operating expenses were even with the prior year as the additional costs associated with the new hotels were offset by a real estate tax refund of approximately $300,000. For the six months ended June 30, 1995, occupancy and other operating expenses increased by $373,000 or 7.4% due to the addition of new hotels. As a percentage of hotel revenues, occupancy and other operating expenses decreased from 11.8% to 5.8% for the three month period and from 12.0% to 6.0% for the six month period primarily due to operating leverage.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. General and administrative expenses decreased by $135,000 or 3.6% for the quarter and increased by only $93,000 or 1.3% for the six month period primarily due to home office payroll reductions. As a percentage of total revenues, general and administrative expenses decreased from 11.2% to 7.9% for the three month period and from 12.0% to 8.4% for the six month period due to operating leverage.

         Depreciation and amortization expense increased by $1.7 million and $3.8 million, or 82.5% and 93.3%, for the three and six months ended June 30, 1995 due to the impact of new hotel properties acquired in the past year and refurbishment efforts at several hotels.

         Interest expense increased by $2.5 million and $3.0 million, or 75.3% and 42.9%, for the three and six months ended June 30, 1995 primarily due to new mortgage borrowings of $39.0 million incurred in February 1995 and $86.3 million of 7% Convertible Subordinated Notes due 2002 ("the Convertible Notes") issued in April and May 1995. Investment income increased by $942,000 and $898,000, for the three and six months due to higher average cash balances generated by the new borrowings.

         Other income of $605,000 for the three and six months ended June 30, 1995 relates to a gain on the sale of a land parcel. Other income of $5.9 million for the three months ended June 30, 1994 consists of a gain on the settlement of a note receivable from Alan Rose and Arthur Cohen ("Rose and Cohen"). For the six months ended June 30, 1994, other income also consists of a gain on sale of a hotel for approximately $1.0 million.

         Pretax extraordinary gains of approximately $91,000 and $102,000 for the three and six months ended June 30, 1995 relate to the retirement of secured notes with a face value of $12.5 million. Pretax extraordinary gains of approximately $100,000 and $286,000 for the three and six months ended June 30, 1994 relate to the retirement of debt with a face value of $8.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth strategy focuses on increasing its equity ownership in hotels, particularly in the full-service and all-suites segments of the market. The Company intends to actively pursue acquisitions of full-service hotels or hotel portfolios which may also require additional capital for the costs of any necessary renovation or refurbishment. Additionally, the Company plans to expand its AmeriSuites hotel brand by opening or commencing construction on at least ten AmeriSuites hotels in 1995. The Company plans to fund its development and acquisition program in 1995 with the proceeds from the $86.3 million of the Convertible Notes issued in the second quarter of 1995, mortgage financings of $42.6 million incurred in the first quarter of 1995 and additional mortgage financings on its unencumbered properties, as well as, potentially, on properties acquired. The Company believes that these sources will be adequate to fund the implementation of its growth strategy in 1995. Additionally, the Company believes that its cash flow from operations is sufficient to fund its anticipated working capital needs, routine capital expenditures and debt service obligations due through 1995.

         At June 30, 1995, the Company had cash and cash equivalents of $81.9 million, current marketable securities of $12.1 million and restricted cash, which is primarily collateral for various debt obligations, of $3.7 million. Cash and cash equivalents and current marketable securities increased by $80.3 million during six months ended June 30, 1995 primarily due to new borrowings.

         Cash flow from operations was approximately $17.6 million for the six months ended June 30, 1995 as compared to $12.6 million for the same period of the prior year. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") of $1.5 and $2.8 million for the six months ended June 30, 1994 and 1995, respectively. At June 30, 1995, the Company had federal NOLs relating to its predecessor, PMI, of approximately $123.4 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         The Company's other major sources of cash for the six months ended June 30, 1995 were net proceeds of approximately $83.2 million from the sale of the Convertible Notes, mortgage financings of $39.0 million and collections of mortgages and notes receivable of $3.5 million. The Company's major uses of cash for the six months ended June 30, 1995 were purchases of marketable securities of $18.5 million, capital expenditures of $36.5 million, debt payments of $15.7 million and the purchase of first mortgage notes for $12.7 million.

         Debt. In April and May 1995, the Company sold $86.3 million of 7% Convertible Subordinated Notes due 2002. The notes bear interest at 7%, are convertible into common stock at a price of $12 per share at the option of the holder and mature April 15, 2002. The notes are redeemable, in whole or in part, at the option of the Company after three years at premiums to principal which decline on each anniversary date. The Company plans to use the proceeds primarily to finance the development and acquisition of hotels or hotel portfolios.

         In February 1995, the Company obtained $39.0 million of mortgage financing on 11 of its hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at June 30, 1995) and have five-year maturities. The funds will be used to finance the Company's acquisition and development program. The Company incurred an additional $3.6 million of debt in connection with the ShoLodge Transaction. See "-- Capital Investments."

         During the first quarter of 1995, the Company retired $388,000 of its senior secured notes resulting in a pre-tax extraordinary gain of $11,000. In the second quarter of 1995, the Company prepaid $12.1 million of its senior secured notes with a payment funded by collections from the collateral for these notes. The transaction resulted in a pre-tax extraordinary gain of $91,000. In July 1995, the Company retired an additional $2.7 million of its senior secured notes. A pre-tax extraordinary gain of $20,000 will be recorded in the third quarter.

         As of June 30, 1995, the Company has $37.5 million of debt related to the Frenchman's Reef. The obligation matures in December 1996 at which time a balloon payment of $34.9 million is due. The Company intends to seek an extension of the maturity of such debt or refinance it. The debt is secured by the property which has a book value of $50.0 million.

         At June 30, 1995, the Company had $300.9 million in debt outstanding. Of this debt, approximately $83.7 million bears interest at floating rates. The Company intends to enter into an interest rate protection agreement with a major financial institution with respect to its floating rate debt. However, in the short term, the interest the Company pays on such debt will increase or decrease depending on the movement of interest rates generally.

         Capital Investments. The Company has implemented a hotel development and acquisition program which focuses on the acquisition of strategically positioned full-service hotels or hotel portfolios and the development of AmeriSuites hotels. In connection with this program, the Company spent approximately $28.8 million in cash on the acquisition and construction of hotels, purchased first mortgage notes for $12.7 million and assumed $3.6 million of debt in the first half of 1995. The cash portion was funded by a combination of existing cash balances, cash flow from operations, mortgage financings and the Convertible Notes offering.

         The Company currently plans to spend approximately $70.0 million to open or commence construction on at least ten new AmeriSuites hotels in 1995. The Company currently has six AmeriSuites hotels under construction in Atlanta, Miami, Cleveland, Dallas, Greensboro and Detroit. The Company plans to begin construction of three additional AmeriSuites in the third quarter and has several other sites targeted for the commencement of development in the fourth quarter.

         In March 1995, the Company purchased an AmeriSuites hotel in Richmond, Virginia and ShoLodge Inc.'s option to acquire a 50% interest in 11 of the Company's 12 AmeriSuites hotels. The total consideration payable by the Company in the ShoLodge Transaction is $19.7 million and is comprised of (i) $16.1 million which was paid during the first half of 1995 plus (ii) $18.5 million which will be paid in notes maturing in 1997 less (iii) $14.9 million of existing debt on five hotels which was forgiven at face value. The transaction results in a net increase of $3.6 million of long-term debt. As a result of the transaction, the Company now manages these 12 AmeriSuites bringing to 13 the number of AmeriSuites hotels owned and operated by the Company.

         In June 1995, the Company purchased $17.4 million of first hotel mortgages for $12.7 million in cash. The mortgage loans are secured by the 324-room Holiday Inn Hampton Coliseum and an adjacent 132-room Hampton Inn in Hampton, Virginia. The Company acquired the mortgage loans from a private investment partnership and entered into an agreement with the owner of the hotels to restructure the notes. The restructuring provided for a twelve month maturity and a right of first refusal to the Company upon any sale of the hotels.

         In August 1995, the Company entered into an agreement to purchase four Bradbury Suites hotels for $18.9 million. The hotels, comprising 459 rooms, are located in Augusta, Georgia; Columbia, South Carolina; Arlington Heights, Illinois and Jacksonville, Florida. The Company plans to convert the hotels to its proprietary AmeriSuites brand, bringing to seventeen the total number of AmerSuites hotels. The agreement is subject to certain due diligence conditions. Closing is set for the end of August.

         During the first six months of 1995, the Company spent approximately $7.7 million on capital improvements at its Owned Hotels, of which approximately $3.3 million related to refurbishments and repositionings on recently acquired hotels. In 1995, the Company intends to spend a total of approximately $18.0 million on capital improvements, of which $10.8 million relates to the refurbishing and repositioning of recently acquired hotels.

         Asset Realizations. The Company has pursued a strategy of converting the mortgage notes receivable and other assets that it owns into cash or operating hotel assets. Since July 31, 1992, the Company has received $103.5 million in cash and added eight operating hotel assets through note settlements and lease terminations. The Company will continue to pursue settlements with mortgage and note obligors and will utilize the cash for debt repayments or general corporate purposes. During the first quarter of 1995, the Company received $2.7 million in cash in settlement of a note receivable. No gain or loss was recognized in the transaction. In May 1995, the Company obtained control of the 240 room Princeton Holiday Inn by converting its $2.7 million mortgage note receivable into a long-term leasehold position and assuming $1.5 million of debt. The hotel was recently repositioned to a Holiday Inn from a Ramada Inn and is currently being refurbished. In July 1995, the Company collected an additional $1.8 million in settlement of a note receivable. No gain or loss will be recognized from the settlement of the note.

         The Company received a second favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31.2 million previously received by the Company in settlement of a note and guaranty from Rose and Cohen. In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida (the "U.S. District Court") affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company had previously reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25 million plus proceeds from the sale of approximately 1.1 million shares of the Company's common stock held by Rose, bringing the total settlement proceeds to approximately $31.2 million.

FSA asserted that, under the terms of an intercreditor agreement, it was entitled to receive the settlement proceeds otherwise payable to the Company. The U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") ruled in favor of the Company in April 1994 and the Company used $25.0 million of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes. On May 23, 1995, FSA filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit.

PART II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         On May 16, 1995, the Company held its Annual Meeting of Stockholders. There were 30,588,024 shares of common stock of the Company which could be voted and 24,488,931 shares represented at such meeting by the holders thereof or by proxy, which constituted a quorum. The results were as follows:

         1. Election of two directors to serve as Class III Directors until the 1998 Annual Meeting of Stockholders:

                                                            FOR                      WITHHELD
                                                            ---                      --------
                          Allen J. Ostroff                  23,958,083               530,893
                          A.F. Petrocelli                   23,873,812               615,119

                 As of August 7, 1995, Directors David A. Simon, John M. Elwood, Herbert L. Lust, II, Jack H. Nusbaum and Howard M. Lorber continue to serve as directors of the Company.

         2. Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 75,000,000:

                          FOR                               AGAINST                  ABSTAIN
                          ---                               -------                  -------
                         23,382,870                        1,063,948                42,113


         3.      Approval of the 1995 Employee Stock Option Plan.

                          FOR                               AGAINST                  ABSTAIN
                          ---                               -------                  -------
                          23,586,258                        812,103                  90,570


         4.      Approval of the 1995 Non-employee Director Stock Option Plan.

                          FOR                               AGAINST                  ABSTAIN
                          ---                               -------                  -------
                          19,839,256                        4,549,908                99,767


         5. Ratification of the selection of Arthur Andersen LLP as independent accountants to audit the Company's consolidated financial statements for the fiscal year ended December 31, 1995.

                          FOR                               AGAINST                  ABSTAIN
                          ---                               -------                  -------
                          24,356,181                        54,087                   78,663

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

                                               PRIME HOSPITALITY CORP.

Date:    August 10, 1995               By:     /s/ David A. Simon
                                               ----------------------
                                               David A. Simon, President and
                                               Chief Executive Officer



Date:    August 10, 1995               By:     /s/ John M. Elwood
                                               ----------------------
                                               John M. Elwood, Executive
                                               Vice President and Chief
                                               Financial Officer

                                EXHIBIT INDEX


Exhibit No.                      Description                       Page No.
----------                       -----------                       -------
EX-27                            Financial Data Schedule