Form 10-Q
period 1995-09-30
PRIME HOSPITALITY CORP
filed 1995-11-14
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                                 (201) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      --   --

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes x   No
                         --      --

The registrant had 30,964,859 shares of common stock, $.01 par value outstanding, as of November 13, 1995.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                             PAGE
PART I.           FINANCIAL INFORMATION                                     NUMBER
                                                                            ------
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets-
                      December 31, 1994 and September 30, 1995..............   1

                  Consolidated Statements of Income
                      Three and Nine Months Ended September 30, 1994
                      and September 30, 1995................................   2

                  Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1994
                      and September 30, 1995................................   3

                  Notes to Interim Consolidated Financial Statements........   4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............   8

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K..........................  18

Signatures            ......................................................  19

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                            December 31,      September 30,
                                                               1994                1995
                                                             --------            --------
                      ASSETS                                                    (Unaudited)
Current assets:
  Cash and cash equivalents ...............................  $ 12,524            $ 34,704
  Marketable securities available for sale ................     1,117              25,400
  Restricted cash .........................................     9,725               9,370
  Accounts receivable, net of reserves ....................     7,819              12,583
  Current portion of mortgages and
    notes receivable ......................................     1,925              14,380
  Other current assets ....................................     7,196               5,791
                                                             --------            --------
       Total current assets ...............................    40,306             102,228

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization ........   299,291             384,400
Mortgages and notes receivable, net of
  current portion .........................................    81,260              65,040
Other assets ..............................................    14,075              16,809
                                                             --------            --------
       TOTAL ASSETS .......................................  $434,932            $568,477
                                                             ========            ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt .................................  $  5,284             $ 6,784
  Other current liabilities ...............................    23,904              26,218
                                                             --------             -------
       Total current liabilities ..........................    29,188              33,002

Long-term debt, net of current portion ....................   178,545             289,102
Other liabilities .........................................    23,134              21,250
                                                             --------            --------
       Total liabilities ..................................   230,867             343,354
                                                             --------            --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued .............        --                  --
  Common stock, par value $.01 per share;
    75,000,000 shares authorized; 30,409,371 and
    30,945,125 shares issued and outstanding
    at December 31, 1994 and September 30, 1995,
    respectively ..........................................       304                 309
  Capital in excess of par value ..........................   171,774             179,571
  Retained earnings .......................................    31,987              45,243
                                                             --------            --------
       Total stockholders' equity .........................   204,065             225,123
                                                             --------            --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $434,932            $568,477
                                                             ========            ========



      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                    (In Thousands, Except Per Share Amounts)


                                                    Three Months Ended    Nine Months Ended
                                                       September 30,         September 30,
                                                      1994       1995       1994       1995
                                                      ----       ----       ----       ----
Revenues:
  Lodging .......................................   $24,911    $38,032    $64,832    $108,157
  Food and beverage .............................     4,228      8,521     11,883      28,096
  Management and other fees .....................     2,602      2,399      7,505       6,080
  Interest on mortgages and
    notes receivable ............................     3,977      3,354     12,134       9,268
  Rental and other ..............................       345        397        982       1,042
                                                    -------    -------    -------    --------
       Total revenues ...........................    36,063     52,703     97,336     152,643
                                                    -------    -------    -------    --------
Costs and expenses:
  Direct hotel operating expenses:
    Lodging .....................................     7,048     10,268     18,347      28,561
    Food and beverage ...........................     3,524      6,734      9,488      21,165
    Selling and general .........................     7,311     12,652     19,431      36,585
  Occupancy and other operating .................     2,620      2,824      7,638       8,216
  General and administrative ....................     3,901      3,950     11,269      11,410
  Depreciation and amortization .................     2,265      4,134      6,287      11,907
                                                    -------    -------    -------    --------
       Total costs and expenses .................    26,669     40,562     72,460     117,844
                                                    -------    -------    -------    --------
Operating income ................................     9,394     12,141     24,876      34,799

Investment income ...............................       461      1,950      1,492       3,879
Interest expense ................................    (3,408)    (5,947)   (10,397)    (15,933)
Other income ....................................       531        822      7,463       1,427
Other expense ...................................        --     (2,200)        --      (2,200)
                                                    -------    -------    -------    --------
Income before income taxes
  and extraordinary items .......................     6,978      6,766     23,434      21,972
Provision for income taxes ......................     2,861      2,706      9,608       8,789
                                                    -------    -------    -------    --------
Income before extraordinary items ...............     4,117      4,060     13,826      13,183
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes) ............         3         12        172          73
                                                    -------    -------    -------    --------
Net income ......................................   $ 4,120    $ 4,072    $13,998     $13,256
                                                    =======    =======    =======    ========
Net income per common share:
  Income before extraordinary items .............       .13        .12        .43         .41
  Extraordinary items ...........................        --         --        .01          --
                                                    -------    -------    -------    --------
Net Income ......................................       .13        .12        .44         .41
                                                    =======    =======    =======    ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                 (In Thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                              1994        1995
                                                            -------     -------
CASH FLOWS
Cash flows from operating activities:
  Net income .............................................   $13,998     $13,256
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ........................     6,287      11,907
    Provision for hurricane damage .......................        --       2,200
    Utilization of net operating loss
       carryforwards .....................................     2,295       5,874
    Gains on settlements of notes receivable .............    (6,005)       (822)
    Gains on discharges of indebtedness ..................      (291)       (121)
    Gains on sales of assets .............................    (1,099)     (1,103)
    Compensation expense related to stock
       options ...........................................        43          12
    Increase (decrease) from changes in other
       operating assets and liabilities:
       Accounts receivable ...............................     1,016      (4,764)
       Other current assets ..............................       784       1,393
       Other liabilities .................................     1,141      (1,806)
                                                             -------     -------
       Net cash provided by operating
         activities ......................................    18,169      26,026
                                                             -------     -------
Cash flows from investing activities:
  Net proceeds from mortgages and notes
    receivable ...........................................    33,799      14,672
  Disbursements for mortgages and
    notes receivable .....................................    (1,100)    (12,704)
  Proceeds from sales of property, equipment
    and leasehold improvements ...........................     1,053       1,784
  Purchases of property, equipment and
    leasehold improvements ...............................   (28,303)    (88,013)
  Decrease in restricted cash ............................     3,378         355
  Proceeds from sales of marketable securities ...........     1,082       2,165
  Purchases of marketable securities .....................    (5,885)    (24,145)
  Other ..................................................    (1,516)      1,086
                                                             -------     -------
       Net cash provided by (used in) investing activities     2,508    (104,800)
                                                             -------     -------
Cash flows from financing activities:
  Net proceeds from issuance of debt .....................     3,725     120,159
  Payments of debt .......................................   (42,479)    (20,705)
  Proceeds from the exercise of stock options
    and warrants .........................................     1,056       1,559
  Other...................................................        75         (59)
                                                             -------     -------
       Net cash provided by (used in) financing
          activities .....................................   (37,623)    100,954
                                                             -------     -------
  Net increase (decrease) in cash and
    cash equivalents .....................................   (16,946)     22,180

  Cash and cash equivalents at beginning
    of period ............................................    41,569      12,524
                                                             -------     -------
  Cash and cash equivalents at end of period .............   $24,623     $34,704
                                                             =======     =======

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -          BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations for the three and nine months ended September 30, 1994 and 1995 and cash flows for the nine months ended September 30, 1994 and 1995. Certain reclassifications have been made to the September 30, 1994 consolidated financial statements to conform them to the September 30, 1995 presentation.

         The financial statements for the three and nine months ended September 30, 1994 and 1995 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1994.

         The consolidated results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

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

         In August 1995, the Company entered into an agreement to purchase four Bradbury Suites hotels for $18,700,000. The hotels, comprising 459 rooms, are located in Augusta, Georgia; Columbia, South Carolina; Arlington Heights, Illinois and Jacksonville, Florida. The Company is converting the hotels to its proprietary AmeriSuites brand. In August 1995, the Company also purchased the 149 room all-suite St. Tropez Hotel and Shopping Center in Las Vegas for $15,200,000.

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

         In February 1995, Prime obtained $39,000,000 of mortgage financing on eleven of its hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at September 30, 1995) and have five-year maturities.

         During 1995, the Company prepaid and retired approximately $15,200,000 of its senior secured notes, resulting in pre-tax extraordinary gains of $121,000. In October 1995, the Company prepaid and retired an additional $7,056,000 of its senior secured notes. A pre-tax extraordinary gain of $53,000 will be recorded in the fourth quarter.

Note 4 -          INCOME TAXES

         At September 30, 1995, the Company had available federal net operating loss carryforwards of approximately $106,600,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $104,800,000 is subject to an annual limitation of $8,735,000 under the Internal Revenue Code due to a change in ownership of the Company. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $8,000,000 which will expire during various periods from 1995 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period. For the three and nine months ended September 30, 1995 the Company recognized $3,308,000 and $5,874,000 of tax benefits as a contribution to stockholders' equity.

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

Note 6 -          NET INCOME PER COMMON SHARE

         Primary net income per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary net income per share was 32,445,000 and 31,969,000 for the three and nine months ended September 30, 1994 and 32,661,000 and 32,118,000 for the three and nine months ended September 30, 1995, respectively.

         Fully diluted net income per share, in addition to the adjustments for primary net income per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in the second quarter of 1995. The weighted average number of common shares used in computing fully diluted net income per share was 39,860,000 and 36,666,000 for the three and nine months ended September 30, 1995. Fully diluted net income per share has not been presented in the consolidated financial statements because the dilutive effect is not material.

Note 7 -          OTHER INCOME

         Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following (in thousands):

                                                     Three Months Ended                 Nine Months Ended
                                                         September 30,                    September 30,
                                                     1994           1995               1994           1995
                                                   --------       --------           --------        ------
Gains on settlements of notes receivable             $131           $822              $6,005           $822
Gain on sale of property                              114             --               1,099            605
Other                                                 286             --                 359             --
                                                     ----           ----              ------           ----
         TOTAL                                       $531           $822              $7,463         $1,427
                                                     ====           ====              ======         ======


Note 8 -          OTHER EXPENSE

         Other expense of $2,200,000 for the three and nine months ended September 30, 1995 consists of a reserve for insurance deductibles related to hurricane damage at the Company's Marriott's Frenchman's Reef Resort hotel in St. Thomas, United States Virgin Islands.

PART I.           FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is a leading hotel owner/operator which owns or leases 57 hotels (the "Owned Hotels") and manages 36 hotels (the "Managed Hotels") for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 16 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

         The Company has implemented a growth strategy which focuses on improving results at existing hotels through increased revenues and operating leverage, acquiring full-service hotels and expanding its AmeriSuites hotel brand in the all-suites segment. For the nine months ended September 30, 1995, earnings from recurring operations have increased by 44.8% reflecting a 9.7% REVPAR ("revenue per available room") increase at comparable hotels, the addition of 20 hotels through acquisition, construction or note settlements in the past two years and improved expense margins due to increased operating efficiencies. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1994 COMPARED TO THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 1995

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and nine months ended September 30, 1994 and 1995. The results of the four hotels divested during 1994 and 1995 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                                    Comparable Owned
                                                                              Total                     Hotels(1)
                                                                        ------------------         ------------------
                                                                        Three Months Ended         Three Months Ended
                                                                          September 30,              September 30,
                                                                        1994         1995          1994          1995
                                                                        ----         ----          ----          ----
                                                                      (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging ......................................................      $24,911       $38,032       $21,137       $23,434
  Food and Beverage ............................................        4,228         8,521         3,081         3,102
  Management and Other Fees ....................................        2,602         2,399
  Interest on Mortgages and Notes Receivable ...................        3,977         3,354
  Rental and Other .............................................          345           397
                                                                      -------       -------
     Total Revenues ............................................       36,063        52,703

Direct Hotel Operating Expenses:
  Lodging ......................................................        7,048        10,268         5,626         5,904
  Food and Beverage ............................................        3,524         6,734         2,588         2,531
  Selling and General ..........................................        7,311        12,652         6,127         6,316
Occupancy and Other Operating ..................................        2,620         2,824
General and Administrative .....................................        3,901         3,950
Depreciation and Amortization ..................................        2,265         4,134

Operating Income ...............................................        9,394        12,141

Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ..................         28.3%         27.0%         26.6%         25.2%
  Food and Beverage, as a percentage of food and
     beverage revenue ..........................................         83.3%         79.0%         84.0%         81.6%
  Selling and General, as a percentage of lodging and
     food and beverage revenue .................................         25.1%         27.2%         25.3%         23.8%
Occupancy and Other Operating, as a percentage of
 lodging and food and beverage revenue .........................          9.0%          6.1%
General and Administrative, as a percentage of total
  revenue ......................................................         10.8%          7.5%
Other Data:
Occupancy ......................................................         73.7%         73.4%         75.1%         78.5%
Average daily rate ("ADR") .....................................      $ 62.17       $ 70.22       $ 61.86       $ 65.94
Revenue per available room ("REVPAR") ..........................      $ 45.82       $ 51.54       $ 46.44       $ 51.78
Gross Operating Profit .........................................      $11,230       $16,911       $ 9,876       $11,785

                                                                                Comparable Owned
                                                              Total                 Hotels(1)
                                                        ------------------     ------------------
                                                        Nine Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                          1994        1995       1994        1995
                                                          ----        ----       ----        ----
                                                       (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging ...........................................   $64,832    $108,157    $ 58,295    $63,400
  Food and Beverage .................................    11,883      28,096       9,778      9,435
  Management and Other Fees .........................     7,505       6,080
  Interest on Mortgages and Notes Receivable ........    12,134       9,268
  Rental and Other ..................................       982       1,042
                                                        -------    --------
     Total Revenues .................................    97,336     152,643

Direct Hotel Operating Expenses:
  Lodging ...........................................    18,347      28,561      15,558     16,429
  Food and Beverage .................................     9,488      21,165       7,822      7,620
  Selling and General ...............................    19,431      36,585      17,226     18,159
Occupancy and Other Operating .......................     7,638       8,216
General and Administrative ..........................    11,269      11,410
Depreciation and Amortization .......................     6,287      11,907

Operating Income ....................................    24,876      34,799

Operating Expense Margins:
Direct Hotel Operating Expenses:

  Lodging, as a percentage of lodging revenue .......      28.3%       26.4%       26.7%      25.9%
  Food and Beverage, as a percentage of food and
     beverage revenue ...............................      79.8%       75.3%       80.0%      80.8%
  Selling and General, as a percentage of lodging and
     food and beverage revenue ......................      25.3%       26.9%       25.3%      24.9%
Occupancy and Other Operating, as a percentage of
 lodging and food and beverage revenue ..............      10.0%        6.0%
General and Administrative, as a percentage of total
  revenue ...........................................      11.6%        7.5%
Other Data:
Occupancy ...........................................      70.8%       70.5%       71.4%      73.2%
Average daily rate ("ADR") ..........................   $ 60.42    $  73.13    $  60.16    $ 64.42
Revenue per available rooms ("REVPAR") ..............   $ 42.78    $  51.58    $  42.97    $ 47.14
Gross Operating Profit ..............................   $29,471    $ 49,977    $ 27,451    $30,776


(1) For purposes of this discussion of results of operations for 1994 compared to 1995, comparable Owned Hotels refers to the 37 Owned Hotels that were owned or leased by the Company during all of the three and nine months ended September 30, 1994 and 1995.

         Lodging revenues increased by $13.1 million and $43.3 million, or 52.7% and 66.8%, during the three and nine months ended September 30, 1995 over the same periods of the prior year. The increases were primarily due to incremental lodging revenues from the 19 new hotels added during 1994 and 1995 of $11.2 million and $39.4 million for the three and nine months ended September 30, 1995 and continued growth in revenues at comparable Owned Hotels. Lodging revenues for comparable

Owned Hotels increased by $2.3 million and $5.1 million or 10.9% and 8.8%, for the three and nine months ended September 30, 1995 as compared to the same periods of the prior year.

         The Company operates in three major segments of the industry: full-service, allsuites and limited-service. The following table illustrates the changes in REVPAR for the comparable Owned Hotels for the three and nine months ended September 30, 1995, as compared to the same periods in the prior year by industry segment:

                                                     Three Months         Nine Months
                                                          Ended              Ended
                                                   September 30, 1995   September 30, 1995
                                                   ------------------   ------------------
Full-service ...............................               11.4%              7.8%
All-suites .................................                9.4%             12.1%
Limited-service ............................               13.2%             10.2%
Total ......................................               11.5%              9.7%


         The REVPAR growth at comparable Owned Hotels reflects strong results in all of the Company's industry segments: full-service, its all-suite AmeriSuites and its limited-service Wellesley Inns. Repositioning efforts at both full-service and limitedservice hotels contributed to the foregoing REVPAR increases. The improvements in REVPAR were generated by increases in ADR, which rose by 6.6% and 7.1% for the three and nine month periods and occupancy gains of 4.6% and 2.4% for the three and nine month periods as compared to the same periods in the prior year.

         Food and beverage revenues increased by $4.3 million and $16.2 million, or 101.5% and 136.4%, for the three and nine months ended September 30, 1995 compared to the same period in the prior year. These increases were primarily due to the additional food and beverage operations related to the seven full-service hotels acquired since March 31, 1994. Food and beverage revenues for comparable Owned Hotels remained relatively equal for the three months ended September 30, 1995, and decreased by $343,000, for the nine months ended September 30, 1995 compared to the same periods in the prior year. The decrease for the nine month period was primarily due to decreased banquet business and lower beverage revenues at the Company's sports lounges.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $203,000 and $1.4 million, or 7.8% and 19.0%, for the three and nine months ended September 30, 1995 as compared to the same periods in the prior year. The decreases were primarily due to the loss of management fees on five Managed Hotels acquired by the Company during 1994 and 1995 and six additional hotels which were sold by a third party hotel owner in 1994. Partially offsetting these decreased management fees were increased base and incentive management fees associated with the remaining Managed Hotels and increased revenues generated by MSI in the third quarter.

         Interest on mortgages and notes receivable during the periods primarily related to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $623,000 and $2.9 million, or 15.7% and 23.6%, for the three and nine months ended September 30, 1995 primarily due to the Company's conversion of a $50 million note receivable secured by the Frenchman's Reef into an operating hotel asset in December 1994. Partially offsetting the decrease was interest income related to the purchase of $17.4 million of first mortgages secured by two hotels for $12.7 million in June 1995.

         Direct lodging expenses increased by $3.2 million and $10.2 million, or 45.7% and 55.7%, for the three and nine months ended September 30, 1995 compared to the same periods in the prior year, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 28.3% to 27.0% for the three month period and from 28.3% to 26.4% for the nine month period. These decreases were primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 26.6% to 25.2% for the three month period and from 26.7% to 25.9% for the nine month period.

         Direct food and beverage expenses increased by $3.2 million and $11.7 million, or 91.1% and 123.1%, for the three and nine months ended September 30, 1995 as compared to the same periods in the prior year primarily due to the addition of seven new full-service hotels. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 83.3% to 79.0% for the three month period and 79.8% to 75.3% for the nine month period. The decreases were primarily due to increased revenues in higher margin areas such as banquet departments at the new hotels. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue also decreased from 84.0% to 81.6% for the three month period due to increased revenues in higher margin areas and increased slightly from 80.0% to 80.8% for the nine month period.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $5.3 million and $17.2 million, or 73.1% and 88.3%, for the three and nine months ended September 30, 1995 as compared to the same periods in the prior year due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased from 25.1% to 27.2% for the three month period and from 25.3% to 26.9% for the nine month period due to the addition of new full-service properties which generally require higher levels of unallocated expenses. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased from 25.3% to 23.8% for the three month period and from 25.3% to 24.9% for the nine month period.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. For the three and nine months ended September 30, 1995, occupancy and other operating expenses increased by $204,000 and $578,000 as the additional costs associated with the new hotels were offset by real estate tax refunds of approximately $300,000 and $600,000 for the three and nine month periods. As a percentage of hotel revenues, occupancy and other operating expenses decreased from 9.0% to 6.1% for the three month period and from 10.0% to 6.0% for the nine month period primarily due to operating leverage.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. General and administrative expenses increased by only $49,000 and $141,000 or 1.3% for the three and nine months ended September 30, 1995, primarily due to home office payroll reductions. As a percentage of total revenues, general and administrative expenses decreased from 10.8% to 7.5% for the three month period and from 11.6% to 7.5% for the nine month period due to operating leverage.

         Depreciation and amortization expense increased by $1.9 million and $5.6 million, or 82.5% and 89.4%, for the three and nine months ended September 30, 1995 due to the impact of new hotel properties acquired in the past year and refurbishment efforts at several hotels.

         Interest expense increased by $2.5 million and $5.5 million, or 74.5% and 53.2%, for the three and nine months ended September 30, 1995 primarily due to new mortgage borrowings of $39.0 million incurred in February 1995 and $86.3 million of 7% Convertible Subordinated Notes due 2002 ("the Convertible Notes") issued in April and May 1995. Investment income increased by $1.5 million and $2.4 million, for the three and nine months primarily due to higher average cash balances generated by the new borrowings.

         Other income consists of items which are not part of the Company's recurring operations. Other income for the three months ended September 30, 1995 consisted of $822,000 related to a gain on the settlement of a note receivable. For the nine months ended September 30, 1995 other income also consisted of a gain on the sale of land of $605,000. Other income for the three months ended September 30, 1994 consisted of a gain on the sale of land of $114,000, a gain on the settlement of a note receivable of $131,000 and proceeds from the surrender of former officers' life insurance policies of $286,000. For the nine months ended September 30, 1994 other income also consisted of a gain on the settlement of the Rose and Cohen note receivable of $5.9 million and gain on property sale of $1.1 million.

         Pretax extraordinary gains of approximately $19,000 and $121,000 for the three and nine months ended September 30, 1995 relate to the retirement of secured notes with a face value of $15.2 million. Pretax extraordinary gains of approximately $5,000 and $291,000 for the three and nine months ended September 30, 1994 relate to the retirement of debt with a face value of $8.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth strategy focuses on increasing its equity ownership in hotels, particularly in the full-service and all-suites segments of the market. The Company plans to aggressively expand its AmeriSuites hotel brand and projects increasing the total number of AmeriSuites from its current level of 15 hotels to 40 hotels by the end of 1996. Additionally, the Company intends to actively pursue acquisitions of full-service hotels or hotel portfolios which may also require additional capital for the costs of any necessary renovation or refurbishment. As a result of the Company's decision to focus on its AmeriSuites and full-service hotels, the Company has begun exploring the sale of its 14 limited-service Wellesley Inns and the Wellesley Inn trade name.

         The Company is funding its acquisition and development program currently with the proceeds from the issuance of $86.3 million of Convertible Notes and mortgage financings of $42.6 million incurred in 1995. The Company intends to finance future acquisitions and development with debt and/or equity offerings. In addition, any proceeds generated from the sale of the Wellesley Inns will also be utilized to fund acquisitions and development. The Company believes that these sources will be adequate to fund the implementation of its growth strategy through 1996. Additionally, the Company believes that its cash flow from operations is sufficient to fund its anticipated working capital needs, routine capital expenditures and debt service obligations due in the next twelve months.

         At September 30, 1995, the Company had cash and cash equivalents of $34.7 million, current marketable securities of $25.4 million and restricted cash, which is primarily collateral for various debt obligations, of $9.4 million. Cash and cash equivalents and current marketable securities increased by $46.5 million during nine months ended September 30, 1995 primarily due to the new borrowings offset by development and acquisition spending.

         Cash flow from operations was approximately $26.0 million for the nine months ended September 30, 1995 as compared to $18.2 million for the same period of the prior year. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") of $5.9 and $2.3 million for the nine months ended September 30, 1995 and 1994, respectively. At September 30, 1995, the Company had federal NOLs relating to its predecessor, PMI, of approximately $106.6 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         The Company's other major sources of cash for the nine months ended September 30, 1995 were net proceeds of approximately $83.2 million from the issuance of the Convertible Notes, mortgage financings of $39.0 million and collections of mortgages and notes receivable of $14.7 million. The Company's major uses of cash for the nine months ended September 30, 1995 were capital expenditures of $88.0 million, purchases of marketable securities of $24.1 million, debt payments of $20.7 million and the purchase of first mortgage notes for $12.7 million.

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

         In February 1995, the Company obtained $39.0 million of mortgage financing on 11 of its hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at September 30, 1995) and have five-year maturities. The funds will be used to finance the Company's acquisition and development program. The Company also incurred an additional $3.6 million of debt in connection with the ShoLodge Transaction. See "-- Capital Investments."

         During 1995, the Company prepaid and retired $15.2 million of its senior secured notes resulting in pre-tax extraordinary gains of $121,000. In October 1995, the Company retired an additional $7.1 million of its senior secured notes. A pre-tax extraordinary gain of $53,000 will be recorded in the fourth quarter.

         As of September 30, 1995, the Company has $37.5 million of debt related to the Frenchman's Reef. The obligation matures in December 1996 at which time a balloon payment of $34.9 million is due. The Company intends to seek an extension of the maturity of such debt or refinance it. The debt is secured by the property which has a book value of $50.0 million.

         At September 30, 1995, the Company had $295.9 million in debt outstanding. Of this debt, approximately $83.0 million bears interest at floating rates. In August 1995, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40 million of variable interest rate debt. Under the agreement, on a monthly basis the Company will pay a fixed rate of interest of 6.18% and will receive a floating interest rate payment equal to the 30 day LIBOR rate on a $40 million notional principal amount. The agreement commenced in October 1995 and expires in 1999.

         Capital Investments. The Company has implemented a hotel development and acquisition program which focuses on the development of its AmeriSuites hotel chain and the acquisition of strategically positioned full-service hotels or hotel portfolios. In connection with this program, the Company spent approximately $71.7 million in cash on the acquisition and construction of hotels, purchased first mortgage notes for $12.7 million and assumed $3.6 million of debt in 1995. The cash portion was funded by a combination of existing cash balances, cash flow from operations, mortgage financings and the Convertible Notes offering.

         The Company plans to have 40 AmeriSuites hotels in operation by the end of 1996. During the year, AmeriSuites hotels were opened in Atlanta and Greensboro bringing the number of AmeriSuites owned and operated by the Company to fifteen. The Company also expects to convert four recently acquired hotels to AmeriSuites by year end. The hotels, which are located in Augusta, Georgia; Columbia, South Carolina; Arlington Heights, Illinois; and Jacksonville, Florida, were purchased in August 1995 for $18.7 million. The Company currently has eight AmeriSuites hotels under construction and 15 additional AmeriSuites sites under contract which are scheduled for the commencement of development in the fourth quarter of 1995 or early 1996.

         In March 1995, the Company purchased an AmeriSuites hotel in Richmond, Virginia and ShoLodge Inc.'s option to acquire a 50% interest in 11 of the Company's 12 AmeriSuites hotels. The total consideration payable by the Company in the ShoLodge Transaction is $19.7 million and is comprised of (i) $16.1 million which was paid during the first half of 1995 plus (ii) $18.5 million which will be paid in notes maturing in 1997 less (iii) $14.9 million of existing debt on five hotels which was forgiven at face value. The transaction resulted in a net increase of $3.6 million of long-term debt. As a result of the transaction, the Company now manages these 12 AmeriSuites hotels.

          As part of the Company's acquisition program, the Company purchased the 149 room all-suite St. Tropez Hotel and Shopping Center in Las Vegas in August 1995 for $15.2 million. In June 1995, the Company also purchased $17.4 million of first hotel mortgages for $12.7 million in cash. The mortgage loans are secured by the 324-room Holiday Inn Hampton Coliseum and an adjacent 132-room Hampton Inn in Hampton, Virginia. The Company acquired the mortgage loans from a private investment partnership and entered into an agreement with the owner of the hotels to restructure the notes. The restructuring provided for a twelve month maturity and a right of first refusal to the Company upon any sale of the hotels.

         In September 1995, the Frenchman's Reef hotel suffered damage when Hurricane Marilyn struck the U.S. Virgins Islands. Due to extensive property and business interruption insurance, the Company believes that its liquidity will be affected only to the extent of its insurance deductibles which the Company estimates at $2.2 million.

         During the first nine months of 1995, the Company spent approximately $16.0 million on capital improvements at its Owned Hotels, of which approximately $7.0 million related to refurbishments and repositionings on recently acquired hotels. The Company intends to spend a total of approximately $22.0 million on capital improvements for all of 1995, of which approximately $11 million relates to the refurbishing and repositioning of recently acquired hotels.

         Asset Realizations. The Company has pursued a strategy of converting the mortgage notes receivable and other assets that it owns into cash or operating hotel assets. Since July 31, 1992, the Company has received $100.7 million in cash and added seven operating hotel assets through note settlements and lease terminations. The Company will continue to pursue settlements with mortgage and note obligors and will utilize the cash for debt repayments or general corporate purposes. During 1995, the Company has received $13.1 million in cash in settlement of a notes receivable resulting in gains of $822,000. In May 1995, the Company obtained control of the 240 room Princeton Holiday Inn by converting its $2.7 million mortgage note receivable into a long-term leasehold position and assuming $1.5 million of debt. The hotel was recently repositioned to a Holiday Inn from a Ramada Inn.

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

          EX-27   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRIME HOSPITALITY CORP.

Date:    November 10, 1995             By:      /s/ David A. Simon
                                                ------------------
                                                David A. Simon, President and
                                                Chief Executive Officer

Date:    November 10, 1995             By:      /s/ John M. Elwood
                                                ------------------
                                                John M. Elwood, Executive
                                                Vice President and Chief
                                                Financial Officer

                                EXHIBIT INDEX

Exhibit No.                     Description                        Page No.
----------                      -----------                        --------
EX-27                           Financial Data Schedule