Form 10-K405
period 1995-12-31
PRIME HOSPITALITY CORP
filed 1996-03-29
CIK 80293

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                    FORM 10-K

(MARK ONE)

  x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----

         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
-----
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ---------------------
         Par Value $.01 Per Share,
               Common Stock                       New York Stock Exchange
7% Convertible Subordinated Notes due 2002        New York Stock Exchange
 9 1/4% First Mortgage Bond Notes due 2006        New York Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                             ---

         The aggregate market value of the registrant's common stock held by non-affiliates on March 20, 1996 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $380,450,000.

         The Registrant had 31,057,151 shares of Common Stock outstanding as of March 20, 1996.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No
                          ---    ---

--------------------------------------------------------------------------------

                               PART I AND PART II

Items 1 and 2.    Business and Properties

GENERAL

                                    BUSINESS

THE COMPANY

    Prime Hospitality Corp. (The "Company or Prime") is a leading hotel owner/operator with a portfolio of 95 hotels totaling 13,622 rooms as of March 20, 1996. Located primarily in secondary markets in 21 states and the U.S. Virgin Islands, Prime's hotels operate either under franchise agreements with hotel brands such as Marriott, Radisson, Sheraton, Holiday Inn, Ramada and Howard Johnson, or under the Company's proprietary brand names, AmeriSuites and Wellesley Inns. The Company owns or leases 78 hotels (the "Owned Hotels") and manages 17 hotels for third parties (the "Managed Hotels"). Prime holds financial interests in the form of mortgages on or profit participations in 10 of the Managed Hotels. In total, the Company has equity or financial interests in 88 hotels containing 12,229 rooms.

    The Company operates in three major lodging industry segments: full-service, all-suites and limited-service. Approximately 50% of Prime's hotel rooms are in full-service hotels. The Company's 22 AmeriSuites hotels, which comprise approximately 19% of the Company's hotel rooms, are mid-priced, all-suites hotels, situated near office parks and travel destinations in the Southern and Central United States. The Company is expanding its operation of AmeriSuites hotels and expects to have 40 AmeriSuites hotels in operation by the end of 1996. Prime competes in the limited-service segment, which comprises approximately 31% of its hotel rooms, primarily through its economically priced Wellesley Inns, which are located in Florida, the Middle Atlantic and the Northeast.

    As a leading owner/operator of hotels, Prime believes that it is well positioned to benefit from the continuing strong performance of the lodging industry. Industry improvements in recent years have been driven by a favorable supply/demand imbalance resulting primarily from increased economic activity and the sharp decline in the growth of the supply of new hotel rooms since 1991. Demand growth exceeded new supply growth during each year in the period from 1991 to 1994, and in 1995 demand growth exceeded supply growth by 1.4%, as reported by Smith Travel Research. This trend has resulted in an increase in industry-wide occupancy levels from 60.9% in 1991 to 65.5% for 1995. Higher occupancy levels have allowed the industry to increase rates. The industry-wide average daily rate ("ADR") increased in 1995 by 4.8% over 1994 levels. Revenue per available room ("REVPAR"), which measures the combined impact of rate and occupancy, increased by 6.1% for 1995. Because of the operating leverage inherent in the lodging industry, increases in REVPAR have had a major impact on hotel operating performance, with industry pretax profits growing from breakeven levels in 1992 to approximately $7.5 billion in 1995, as estimated by Coopers & Lybrand.

    Prime intends to continue to capitalize on its strengths and improve its position in the lodging industry through the implementation of the following strategies:

    Hotel Equity Ownership. Prime is fundamentally committed to hotel equity ownership, which it believes assures consistent high quality standards at its hotels. Significant elements of Prime's ownership strategy are strong in-house hotel management and control of its proprietary brands, both of which have contributed to improved hotel operating performance. Reflecting Prime's operating strengths, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1994, as reported by industry sources, by approximately 19% for full-service hotels, 8% for all-suites hotels and 2% for limited-service hotels.

    Enhance Operating Performance at Existing Hotels. The Company's strategy for improving results at its existing hotels includes using sophisticated operating, marketing and financial systems and capitalizing on the operating leverage inherent in the lodging industry. Implementation of the Company's strategy, together with positive industry trends, has produced improved performance in recent years. Exemplifying the Company's operating leverage, for 1995, REVPAR increased 9.5% while net operating income (i.e. operating income plus depreciation and amortization, minus an imputed management fee and a reserve for capital replacements) increased 13.7%, as compared to 1994, for Company-owned comparable hotels, which are hotels that have been open for all of 1995 and 1994. The Company expects further improvement for the lodging sector and continued improvement in the performance of its existing hotels.

    Opportunistic Acquisition of Hotels. The Company seeks to capitalize on its strength as a hotel owner/operator by continuing to pursue the acquisition of hotels. In 1994 the Company acquired four hotels with approximately 1,000 rooms and in 1995 the Company acquired seven hotels, also containing approximately 1,000 rooms. In March 1996, the Company acquired 18 hotels with approximately 1,700 rooms, including 16 Wellesley Inns, a proprietary brand of the Company. The acquisition enables the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns now owned and operated by the Company. The acquisition should also provide the Company with significant new opportunities to maximize the value of its brand. With a continued industry outlook for limited new room supply, steady demand growth and acquisition prices generally at discounts to replacement cost, Prime believes that hotel acquisitions will continue to provide growth opportunities.

    Expand AmeriSuites All-Suites Hotel Brand. Prime is committed to expanding its proprietary AmeriSuites all-suites hotel brand. The Company believes that its AmeriSuites brand is well-positioned within the rapidly-growing all-suites segment, providing an excellent guest experience and offering desirable suite accommodations and other amenities at mid-scale prices. In the all-suites segment, demand growth exceeded new supply growth in 1995 by 2.6%, which is approximately twice the rate by which demand growth exceeded supply for the lodging industry as a whole. The operating performance of the

AmeriSuites hotels is benefiting from this favorable trend. For the eight owned AmeriSuites hotels which were open for all of 1995 and 1994, REVPAR increased by 11.9% during 1995.

    In addition to the 22 existing AmeriSuites hotels located in 13 states, the Company has an additional 12 AmeriSuites hotels under construction and 19 AmeriSuites sites under contract. The Company plans to open 20 AmeriSuites hotels in 1996, including three hotels which have opened in the first quarter of 1996. The Company believes that AmeriSuites provide attractive economic returns due to their reasonable cost and rapid stabilization rate. The Company's AmeriSuites have generally achieved positive net operating income within 12 months after opening. Management believes that economic returns from AmeriSuites development have generally equalled or exceeded those prevalent in the hotel acquisition markets.

    The Company believes it has the financial ability to execute its growth strategy. In January, the Company received net proceeds of $63.9 million, after repayment of debt and other expenses, from the issuance of 9 1/4% First Mortgage Notes due 2006. In addition, the Company had cash and cash equivalents and marketable securities totaling approximately $61.5 million as of December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    The Company is the successor in interest to Prime Motor Inns, Inc. ("PMI"). PMI restructured its operations and capital structure pursuant to a bankruptcy reorganization completed on July 31, 1992. Under its restructuring, PMI recruited new management and directors, reduced its liabilities by $448.8 million, revalued its assets to reflect fair market value and eliminated unprofitable contract commitments. During the period from July 31, 1992 through December 31, 1995, the Company further reduced its reorganization debt by $130.9 million and reduced its portfolio of notes receivable through cash collections and collateral recoveries by $160.1 million. In the process, the Company increased its investment in hotel fixed assets by $237.8 million and increased stockholders' equity by $97.3 million. With a strengthened balance sheet, a diminished note receivable portfolio and a significantly increased base of Owned Hotels, the Company believes that it is well positioned to implement its growth strategy.

LODGING INDUSTRY

    Lodging industry analysts expect further improvement for the lodging sector. The primary reasons contributing to continued growth include:

        - Overall hotel supply growth is expected to remain modest in 1996 as replacement costs continue to exceed acquisition prices and the availability of construction financing remains limited.

        - Hotel room demand growth is expected to continue due to continued economic growth, expected increases in leisure and international travel and favorable demographics.

        - Higher occupancy rates have provided the industry with pricing power as evidenced by the 4.8% increase in ADR in 1995, which has outpaced the growth in the consumer price index.

    The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the Company's hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; and the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Maryland and Delaware. The table also includes operating data concerning the three price levels (of the five price levels classified by Smith Travel Research) in which the Company competes: upscale, mid-price and economy. REVPAR data was calculated by the Company based on occupancy and ADR data supplied by Smith Travel Research.

                                                                 %CHANGE IN:
                                ROOM SUPPLY                      ROOM DEMAND                      REVPAR
                                -----------                      -----------                      ------
                        1993VS.  1994 VS.  1995 VS .    1993 VS.  1994 VS.1995 VS.      1993 VS. 1994 VS. 1995 VS.
                         1992      1993      1994         1992      1993    1994          1992     1993     1994
                        ------    ------    ------       ------    ------  ------        ------   ------   -----
    United States.....    1.0%      1.4%      1.6%         4.0%      4.7%    3.0%          4.8%     7.3%     6.1%
    BY REGION:
    Middle Atlantic...    0.6       0.4       1.1          4.8       4.0     1.2           6.3     10.5      5.8
    South Atlantic....    0.7       1.1       1.3          4.1       3.2     3.6           4.1      4.9      6.9
    BY SERVICE
     (PRICE LEVEL):

    Upscale...........    0.9       2.0       1.9          2.9       3.8     2.6           1.7      5.0      4.7
    Mid-Price.........    1.4       2.0       2.4          2.9       4.2     3.8           3.5      5.5      5.9
    Economy...........    0.8       1.1       2.0          1.6       2.6     3.0          (2.7)     5.0      6.2

    PRIME'S LODGING OPERATIONS

    The following table sets forth information with respect to the Owned and Managed Hotels as of March 20, 1996:

                                                       MANAGED WITH
                                                         FINANCIAL
                                    OWNED(1)            INTEREST(2)          OTHER MANAGED             TOTAL
                                 HOTELS   ROOMS      HOTELS    ROOMS       HOTELS    ROOMS       HOTELS     ROOMS
                                 ------   -----      ------    -----       ------    -----       ------     -----
    Full Service:
     Marriott..................      1       517         --        --           1      525            2      1,042
     Radisson..................      1       272          1       204           1      192            3        668
     Sheraton..................      4       944          0         0           0        0            4        944
     Holiday Inn...............      3       602          4       810           0        0            7      1,412
     Ramada....................      8     1,214          3       672           2      276           13      2,162
     Howard Johnson............      1       210          1       116           1      115            3        441
     Independent...............      1       149          0         0           0        0            1        149
                                  ----   -------       ---- ---------         --- --------         ----    -------
       Total Full-Service......     19     3,908          9     1,802           5    1,108           33      6,818

    All Suites:

     AmeriSuites...............     22     2,640          0         0           0        0           22      2,640

    Limited Service:

     Wellesley Inn.............     30     3,013          0         0           0        0           30      3,013
     Howard Johnson............      4       372          1       149           2      285            7        806
     Other.....................      3       345          0         0           0       --            3        345
                                   ---   -------        ---  --------          -- --------         ----    -------
       Total Limited Service...     37     3,730          1       149           2      285           40      4,164
       Total...................     78    10,278         10     1,951           7    1,393           95     13,622
                                    ==    ======         ==     =====           =    =====           ==     ======

----------

(1) Of the 78 Owned Hotels, ten are leased. The leases covering the Company's leased hotels provide for fixed lease rents and, in most instances, additional percentage rents based on a percentage of room revenues. The leases also generally require the Company to pay the cost of repairs, insurance and real estate taxes. In addition, some of the Company's Owned Hotels are located on land subject to long-term leases, generally for terms in excess of the depreciable lives of the improvements.

(2) Ten Managed Hotels in which the Company holds a mortgage or profit participation on the property.

        The following table sets forth the location of the Company's hotels as of March 20, 1996:

                                                      MANAGED
                                                   WITH FINANCIAL
                                OWNED                INTEREST             OTHER MANAGED            TOTAL
                           HOTELS    ROOMS        HOTELS    ROOMS        HOTELS   ROOMS      HOTELS    ROOMS
                           ------    -----        ------    -----        ------   -----      ------    -----
        Arizona..........      1        118          --         --          --        --          1       118
        Arkansas.........      1        130          --         --          --        --          1       130
        California.......     --         --          --         --           1        96          1        96
        Connecticut......      4        589          --         --          --        --          4       589
        Florida..........     23      2,529          --         --           1       115         24     2,644
        Georgia..........      3        351          --         --           1       189          4       540
        Illinois.........      1        113          --         --          --        --          1       113
        Indiana..........      1        126          --         --          --        --          1       126
        Kansas...........      1        126          --         --          --        --          1       126
        Kentucky.........      1        123          --         --          --        --          1       123
        Maryland.........      1         84          --         --           1       525          2       609
        Nevada...........      2        350          --         --          --        --          2       350
        New Jersey.......     14      2,127           8      1,693           3       468         25     4,288
        New York.........      8        941          --         --          --        --          8       941
        North Carolina...      1        126          --         --          --        --          1       126
        Ohio.............      4        508          --         --          --        --          4       508
        Oregon...........      1        161          --         --          --        --          1       161
        Pennsylvania.....      3        467           2        258          --        --          5       725
        South Carolina...      1        111          --         --          --        --          1       111
        Tennessee........      2        251          --         --          --        --          2       251
        U.S. Virgin Islands    1        517          --         --          --        --          1       517
        Virginia.........      4        430          --         --          --        --          4       430
                            ----   --------        ----  ---------      ------  --------       ----  --------
             Total.......     78     10,278          10      1,951           7     1,393         95    13,622
                              ==     ======          ==      =====      ======     =====         ==    ======

        The following table sets forth for the five years ended December 31, 1995, operating data for the 92 hotels in the Company's portfolio as of December 31, 1995. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of 26 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                          MANAGED WITH
                     OWNED             FINANCIAL INTEREST            OTHER MANAGED                 TOTAL
                 HOTELS  ROOMS           HOTELS  ROOMS             HOTELS    ROOMS             HOTELS   ROOMS
                 ------  -----           ------  -----             ------    -----             ------   -----
        1991        53   7,080              10    1,951                4      993                 67    10,024
        1992        56   7,428              10    1,951                4      993                 70    10,372
        1993        60   7,917              10    1,951                5    1,108                 75    10,976
        1994        67   8,983              10    1,951                7    1,393                 84    12,327
        1995        75   9,957              10    1,951                7    1,393                 92    13,301

             OCCUPANCY  ADR    REVPAR   OCCUPANCY   ADR   REVPAR    OCCUPANCY  ADR   REVPAR      OCCUPANCY  ADR   REVPAR
             ---------  ---    ------   ---------   ---   ------    ---------  ---   ------      ---------  ---   ------
        1991   66.4%  $59.27   $39.34      62.3%  $60.86  $37.89       61.6%  $82.44  $50.74        65.1%  $61.74  $40.20
        1992   67.9    59.83    40.62      70.3    61.88   43.47       66.2    82.83   54.81        68.2    62.39   42.54
        1993   71.3    61.77    44.07      72.3    63.92   46.22       67.2    84.09   56.47        71.1    64.16   45.63
        1994   69.7    64.54    44.96      71.7    69.26   49.63       69.5    77.58   53.94        70.0    66.92   46.84
        1995   69.8    68.97    48.13      73.1    72.09   52.67       71.9    80.95   58.18        70.5    70.80   49.93

        Full-Service Hotels

        The Company operates 33 full-service hotels under franchise agreements with Marriott, Radisson, Sheraton, Holiday Inn (including Crowne Plaza), Ramada and Howard Johnson. The full-service hotels are concentrated in the Northeast. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for full-service hotels consists primarily of business travelers. Consequently, the Company's sales force markets to companies which have a significant number of employees traveling in the Company's operating regions who consistently produce a high volume demand for hotel room nights. In addition, the Company's sales force actively markets meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings.

        The Company owns and operates one resort hotel, the Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef) in St. Thomas, U.S. Virgin Islands. The Frenchman's Reef is a 517-room resort hotel which includes a 421-room eight-story building and 96 rooms in the adjacent Morningstar Beach Resort. The Frenchman's Reef has seven restaurants, extensive convention facilities, complete sports and beach facilities and a self-contained total energy system. Certain of these facilities were damaged in the September 1995 hurricane described in the following paragraph. The Frenchman's Reef is marketed directly through its own sales force in New York City and at the hotel, and through the Marriott reservation system. The Frenchman's Reef market includes tour groups, corporate meetings, conventions and individual vacationers.

        In September 1995, the Frenchman's Reef suffered damage when Hurricane Marilyn struck the U.S. Virgin Islands. Due to extensive property and business interruption insurance, the Company believes that its capital resources will be impacted only to the extent of its insurance deductibles, which the Company estimates at $2.2 million. The majority of damaged rooms at the Frenchman's Reef have been repaired on an interim basis and approximately 95% of the rooms are currently available for occupancy. The Company anticipates that extensive renovation at the Frenchman's Reef in 1996 will reduce the number of rooms available for occupancy. Such reduction in rooms available and related revenue will be a component of the Company's claim under its business interruption insurance. The Company is engaged in discussions with its insurance carrier regarding the amount of insurance proceeds to be paid and is assessing the extent of further refurbishments required at the Frenchman's Reef.

        The Company's full-service hotels generally have between 150 and 300 rooms and pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and facsimile services. In order to enhance guest satisfaction, the Company also has theme concept lounges such as sports bars, fifties clubs and country and western bars in a number of its hotels. In recent years, the Company has received recognition from various franchisors and associations for its hotel quality and service.

        The following table sets forth for the five years ended December 31, 1995, operating data for the 33 full-service hotels in the Company's portfolio as of December 31, 1995. Operating data for the hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of eight Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                            OWNED                                 TOTAL
                                      HOTELS     ROOMS                       HOTELS     ROOMS
                                      ------     -----                       ------     -----
              1991                       17       3,404                         30      6,199
              1992                       17       3,404                         30      6,199
              1993                       17       3,404                         31      6,314
              1994                       18       3,759                         32      6,669
              1995                       19       3,908                         33      6,818

                          OCCUPANCY     ADR     REVPAR           OCCUPANCY     ADR     REVPAR
                          ---------     ---     ------           ---------     ---     ------
              1991           63.6%    $79.27      $50.38           65.1%     $75.55     $49.16
              1992           62.6      75.22       47.11           62.5       72.55      45.37
              1993           63.6      77.27       49.12           66.2       73.63      48.72
              1994           67.9      80.93       54.96           69.4       76.51      53.06
              1995           66.5      85.78       57.07           68.8       81.28      55.90

        The Company has taken advantage of opportunities for acquisitions of full-service hotels at attractive multiples of cash flow or at significant discounts to replacement values. During 1994, the Company acquired the 183-room Ramada Inn in Clifton, New Jersey, the 272-room Ramada Inn in Trevose, Pennsylvania, which the Company has since converted to a Radisson, the 355-room Sheraton in Hasbrouck Heights, New Jersey and the 225-room Sheraton hotel in Mahwah, New Jersey. In addition, the Company obtained ownership of the 517-room Frenchman's Reef hotel through a note receivable settlement in 1994. The Company does not anticipate the acquisition of other resort hotels. The Company continued its acquisition program in 1995 with the acquisition of the 240-room Princeton Ramada Inn in New Jersey, which the Company has since converted to a Holiday Inn, and the 149-room St. Tropez Hotel and Shopping Center in Las Vegas, Nevada. With a continued outlook for limited new room supply, steady demand growth and acquisition prices at discounts to replacement cost in the full-service segment, Prime believes its full-service hotels will continue to provide significant growth opportunities.

        The majority of the Company's repositioning efforts have been performed at the full-service hotels. Since 1993, the Company successfully completed the repositioning of ten of its full-service hotels which included changing the franchise affiliations of five such hotels. The Company is in the process of repositioning the Hasbrouck Heights Sheraton Hotel to a Crowne Plaza.

    All-Suites Hotels

        The Company currently owns 22 AmeriSuites hotels. AmeriSuites are all-suite, mid-priced hotels which offer guests an attractively designed suite with a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fully-equipped business centers, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas and the consistency of product quality. AmeriSuites contain approximately 128 suites and two to four meeting rooms. AmeriSuites are primarily located near corporate office parks and travel destinations in the Southern and Central parts of the United States. The target customer is primarily the business traveler with an average length of stay of two to three nights. AmeriSuites are marketed primarily through direct sales, national marketing programs and a central reservation system.

        The following table sets forth for the five years ended December 31, 1995, certain data with respect to AmeriSuites hotels, all of which are owned by the Company. Operating data for the hotels built during the period are presented from the dates such hotels commenced operations.

                             HOTELS            ROOMS           OCCUPANCY           ADR             REVPAR
                             ------            -----           ---------           ---             ------
        1991                      4                497             48.5%         $55.33              $26.83
        1992                      6                749             59.9           54.99               32.97
        1993                      8                993             64.1           56.21               36.01
        1994                     12              1,494             65.9           56.21               39.50
        1995                     19              2,319             67.2           65.45               43.98

        The Company believes that the all-suites segment will continue to be a high growth segment of the industry. In the all-suites segment, demand growth exceeded new supply growth in 1995 by 2.6%, which is approximately twice the rate by which demand growth exceeded supply for the lodging industry as a whole. The operating performance of the AmeriSuites hotels is benefiting from this favorable trend. For the eight owned AmeriSuites hotels which were open for all of 1995 and 1994, REVPAR increased by 11.9% during 1995.

        The Company plans to develop the AmeriSuites brand primarily through new construction to assure product consistency and quality. The average age of the AmeriSuites hotels is 4.5 years. The Company believes that AmeriSuites provide attractive economic returns due to their reasonable cost and rapid stabilization rate. The Company's AmeriSuites have generally achieved positive net operating income within 12 months after opening. The Company believes that economic returns from AmeriSuites development have generally equalled or exceeded those prevalent in the hotel acquisition markets. The Company plans to open 20 AmeriSuites hotels in 1996. In 1995, AmeriSuites hotels were opened in Atlanta, Greensboro, Jacksonville, Chicago, Columbia and Augusta. In addition, in 1996, the Company opened two new AmeriSuites hotels in Miami and one new AmeriSuites hotel in Cleveland, bringing the number of AmeriSuites owned and operated by the Company to 22. The Company currently has 12 AmeriSuites hotels under construction and 19 additional AmeriSuites sites under contract and scheduled for the commencement of development in 1996.

        In March 1995 the Company purchased an AmeriSuites hotel in Richmond, Virginia and the option of ShoLodge, Inc. to acquire a 50% interest in 11 of the Company's AmeriSuites hotels. As a result of the transaction, the Company assumed management of all AmeriSuites hotels, including these twelve which had previously been managed by ShoLodge, Inc.

    Limited-Service Hotels

        The Company's limited-service hotels consist of 30 Wellesley Inns and 10 other hotels operated under franchise agreements, primarily with Howard Johnson. On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65.1 million in cash. The acquisition enables the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns owned and operated by the Company. The acquisition should also provide the Company with significant new opportunities to maximize the value of its brand.

        Of the Company's 30 Wellesley Inns, 16 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as pool facilities, continental breakfast, remote control cable television and facsimile services. In connection with the acquisition of the 16 Wellesley Inns, the Company intends to refurbish these hotels to ensure consistent product quality throughout the chain. Marketing efforts for the Wellesley Inn chain will continue to rely heavily on direct marketing and billboard advertising. In Florida, where the population has grown rapidly and development opportunities continue to exist, the Company has built a geographically concentrated group of Wellesley Inns, thereby developing regional brand name recognition in Florida. The majority of the Florida Wellesley Inns were constructed within the past five years. The Company historically has constructed these properties at a cost of approximately $40,000 per room and a construction period of approximately seven to nine months. Florida Wellesley Inns have a low cost structure and have had rapid stabilization periods generally within six to twelve months of opening.

        The Company's other limited-service hotels have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services, generally with restaurant facilities within a short distance of the hotel. They are designed to appeal primarily to business travelers.

        The following table sets forth for the five years ended December 31, 1995 operating data for the 40 limited-service hotels as of December 31, 1995. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of 18 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                             OWNED                                TOTAL
                                        HOTELS      ROOMS                   HOTELS       ROOMS
                                        ------      -----                   ------       -----
              1991                         32       3,179                       33       3,328
              1992                         33       3,275                       34       3,424
              1993                         35       3,520                       36       3,669
              1994                         37       3,730                       40       4,164
              1995                         37       3,730                       40       4,164

                            OCCUPANCY     ADR      REVPAR           OCCUPANCY    ADR     REVPAR
                            ---------     ---      ------           ---------    ---     ------
              1991            72.6%     $44.57      $32.37            71.8%    $44.78     $32.16
              1992            74.3       44.41       32.97            73.6      44.46      32.74
              1993            76.8       45.43       34.89            76.1      45.46      34.61
              1994            73.9       47.57       35.15            73.1      47.31      34.60
              1995            74.7       50.77       37.93            74.1      50.53      37.46

    REFURBISHMENT PROGRAM

        The Company continuously refurbishes its Owned Hotels in order to maintain consistent quality standards. The Company generally spends approximately 4% to 6% of hotel revenue on capital improvements at its Owned Hotels and typically refurbishes each hotel approximately every five years. The Company believes that its Owned Hotels are in generally good physical condition, with over half of the Owned Hotels being five years old or less. The

    Company recommends the refurbishment and repair projects on its Managed Hotels although spending amounts vary based on the plans of such hotels' owners and the significance of the Company's interest as a mortgagee.

        In addition to making normal capital improvements, the Company reviews on an on-going basis each hotel's competitive position in the local market in order to decide the types of product that will best meet the market's demand characteristics. During the past three years, the Company has implemented a program of repositioning its Owned Hotels. Repositioning a hotel generally requires renovation and refurbishment of the exterior and interior of the building and may result in a change of brand name. In 1993, 1994 and 1995, the Company spent $2.8 million, $8.9 million and $13.7 million, respectively, on the repositioning of 16 of its Owned Hotels, which included changing the franchise affiliation of ten of such hotels. Major refurbishment efforts in 1996 will focus on the Hasbrouck Heights Crowne Plaza conversion and the 18 hotels acquired on March 6, 1996, 16 of which are Wellesley Inns. The Company expects to spend approximately $13.5 million in connection with these repositionings.

    MORTGAGES AND NOTES RECEIVABLE

        As of December 31, 1995, mortgages and notes receivable totaled $66.5 million (including current portion) and consisted of an aggregate principal amount of $43.3 million of mortgages and notes secured by Managed Hotels, $13.9 million of mortgages secured by hotels that are leased by the Company from third parties and $9.3 million of other mortgages and notes secured primarily by other hotels. The Company has pursued a strategy of converting its mortgage and notes receivable into cash or operating hotel assets. Since July 31, 1992, the Company has received $100.7 million in cash and added eight operating hotel assets through note settlements. The Company will continue to pursue settlements with mortgage and note obligors and will utilize the cash for debt repayments or for general corporate purposes. During 1995, the Company received $13.1 million in cash in settlements of notes receivable resulting in gains of $822,000. In May 1995, the Company obtained control of the 240-room Princeton Holiday Inn by converting its $2.7 million mortgage note receivable into a long-term leasehold position and assuming $1.5 million of debt. The hotel was recently repositioned to a Holiday Inn from a Ramada Inn. In January 1996, the Company obtained control of the 210-room Cocoa Beach Howard Johnson Plaza by converting its $9.7 million mortgage note receivable into a long-term leasehold position.

        The Company's mortgage notes secured by Managed Hotels bear interest at rates ranging from 8.0% to 13.5% per annum and have various maturities through 2015. The mortgages were derived from the sales of hotel properties. The loans secured by Managed Hotels pay interest and principal based upon available cash and include a participation in the future excess cash flow of such hotel properties. Two of these mortgages have been structured to include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow.

        In addition to the mortgage positions referred to above, the Company holds junior or cash flow mortgages and subordinated interests on six other hotel properties operated by the Company under management agreements. Pursuant to these mortgage agreements, the Company is entitled to receive the majority of excess cash flow generated by these hotel properties and to participate in any future sales proceeds. With regard to these properties, third parties hold significant senior mortgages. The junior mortgages mature on various dates from 1999 through 2002.

        In accordance with the adoption of fresh start reporting under SOP 90-7, no value was assigned to the junior portions of the notes or the junior mortgages and subordinated interests on the other hotels as there was substantial doubt at the time of valuation that the Company would recover any of their value. As a result, interest income on these junior or cash flow mortgages is recognized when cash is received. During 1993, 1994 and 1995, the Company recognized $976,000, $2,000,000 and $1,950,000, respectively, of interest income related to these mortgages. Future recognition of interest income on these mortgages is dependent primarily upon the net cash flow of the underlying hotels after debt service, which is senior to the Company's junior positions.

        In June 1995, the Company purchased $17.4 million in face amount of first mortgage notes for $12.7 million in cash. These first mortgage notes were secured by two hotels. The purchase of such notes was intended to provide the Company with the opportunity to acquire the underlying properties. On December 21, 1995, the Company received $12.7 million plus all accrued interest as payment in full on the first mortgage notes.

        In addition to mortgages and notes receivable, as of December 31, 1995, the Company had other assets that totaled $13.6 million, which consisted primarily of real property not related to Owned Hotels.

    MANAGEMENT AGREEMENTS

        As of March 20, 1996, the Company provides hotel management services to third party hotel owners of 17 Managed Hotels. Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions. The Company's fixed management fee percentages range from 1.0% to 5.0% and average 3.5% total revenues before giving consideration to performance related incentive payments. The base and incentive fees comprised 56.2%, or $4.6 million, of the total management and other fees for 1995. Terms of the management agreements vary but the majority are short-term and, therefore, there are risks associated with termination of these agreements. Although management agreements may be terminated in connection with a change in ownership of the underlying hotels, such risks may be limited due to the Company's other financial interests in these hotels.

    The Company holds financial interests in the form of mortgages or profit participations in 10 of the 17 Managed Hotels.

    OPERATIONS

        As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 95 hotels covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, results in economies of scale and leads to above-market hotel profit margins. As a result of these operating strategies, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1994, as reported by industry sources, by approximately 19% for full-service hotels, 8% for all-suites hotels and 2% for limited-service hotels.

        The Company's operating strategy combines operating service and guidance from its central management team with decentralized decision-making authority delegated to each hotel's on-site management. The on-site hotel management teams consist of a general manager and, depending on the hotel's size and market positioning, managers of sales and marketing, food and beverage, front desk services, housekeeping and engineering. The Company's operating objective is to exceed guest expectations by providing quality services and comfortable accommodations at a fair value. On-site hotel management is responsible for efficient expense controls and uses operating standards provided by the Company. Within parameters established in the operating and capital planning process, on-site management possesses broad decision-making authority on operating issues such as guest services, marketing strategies, hiring practices and incentive programs. Each hotel's management team is empowered to take all necessary steps to ensure guest satisfaction within established guidelines. Key on-site personnel participate in an incentive program based on hotel revenues and profits.

        The central management team, located in Fairfield, New Jersey, provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

        Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 10 to 30 hotels. They are supported by training, food and beverage and human resources departments, each staffed full-time by specialized professionals. The cornerstone of operations management is employee training, with a staff of professionals dedicated to training in sales, housekeeping, food service, front desk services and leadership. The Company believes these efforts increase employee effectiveness, reduce turnover and improve the level of guest services.

        The Company's cost-effective centralized management services benefit not only its existing operations but also provide additional opportunities for growth and development from acquisitions. In all of the recently acquired hotels, the Company's central management has assumed certain of the operational responsibilities which previously had been performed by the on-site hotel management. In addition, the Company believes it has improved operating efficiencies for each of the hotels that it has acquired.

        Sales and Marketing Management. Aggressive sales and marketing is a top operating priority. Sales and marketing management is directed by a corporate staff of 20 professionals, including regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's national sales group, Market Segments, Inc. ("MSI"). In cooperation with the regional marketing staff, on-site sales management develops and implements short- and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability. In addition, the Company assumes prominent roles in franchise marketing associations to obtain maximum benefit from franchise affiliations. The Company's in-house creative department develops hotel advertising materials and programs at cost-effective rates.

        Complementing regional and on-site marketing efforts, MSI's marketing team targets specific hotel room demand generators including tour operators, major national corporate accounts, athletic teams, religious groups and others with segment-specialized sales initiatives. MSI's primary objective is to book hotel rooms at the Company's hotels and its secondary objective is to market its services on a commission basis to hotels throughout the industry. Sales activities on behalf of non-affiliated hotels increase the number of hotels where bookings can be made to support marketing efforts and defray the costs of the marketing organization.

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

    FRANCHISE AGREEMENTS

        The Company enters into non-exclusive franchise licensing agreements with franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The non-exclusive nature of the franchise agreement allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. This flexibility also plays an important role in the Company's repositioning strategy which emphasizes proper positioning of its properties within their respective markets to maximize their return on investment. Over the past three years, the Company has repositioned several hotels. These repositionings include the Portland, Oregon Crowne Plaza (formerly Howard Johnson), the Las Vegas, Nevada Crowne Plaza (formerly Howard Johnson), the Saratoga Springs, New York Sheraton (formerly Ramada Renaissance), the Fairfield, New Jersey Radisson (formerly Sheraton), the Orlando, Florida Shoney's Inn (formerly Howard Johnson), the Trevose, Pennsylvania Radisson (formerly Ramada) and the Princeton, New Jersey Holiday Inn (formerly Ramada). The Company believes its relationships with numerous nationally recognized franchisors provides significant benefits for both its existing hotel portfolio and prospective hotel acquisitions. While the Company currently enjoys good relationships with its franchisors, there can be no assurance that a desirable replacement would be available if any of the franchise agreements were to be terminated.

        The franchise agreements require the Company to pay annual fees, to maintain certain standards and to implement certain programs which require additional expenditures by the Company such as remodeling or redecorating. The payment of annual fees, which typically total 7% to 8% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to annual fees payable to the franchisor.

        WORKING CAPITAL

        The Company has financed its operations and capital needs principally through a combination of cash flow from operations, proceeds from the public offerings of convertible notes and first mortgage notes and other mortgage financings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

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

        EMPLOYEES

        As of December 31, 1995, the Company employed approximately 5,500 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

        Item 3.   Legal Proceedings

        In April 1995, the Company received a favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31.2 million previously received by the Company in settlement of a note and guaranty from Allan V. Rose and Arthur G. Cohen ("Rose and Cohen"). In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25.0 million plus proceeds from the sale of approximately 1.1 million shares of the Company's common stock held by Rose, bringing the total settlement proceeds to approximately $31.2 million. FSA asserted that, under the terms of an intercreditor agreement, it was entitled to receive the settlement proceeds otherwise payable to the Company. The U.S. Bankruptcy Court for the Southern District of Florida ruled in favor of the Company in April 1994 and the Company used $25.0 million of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes. On May 23, 1995, FSA filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit. The Company believes that the U.S. Court of Appeals will affirm the U.S. District Court ruling and that there will be no effect on the Company's financial position, results of operations or liquidity.

        In addition to the foregoing legal proceedings, the Company is involved in various other proceedings incidental to the normal course of its business. Management does not expect that any of such other proceedings will have a material adverse effect on the Company's financial position.

        Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fiscal quarter ended December 31, 1995 to a vote of the security holders of the Company.

                                     PART II

        Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock, par value $.01 per share, commenced trading on the New York Stock Exchange (the "NYSE") on August 3, 1992 under the symbol "PDQ." As of March 20, 1996 there were 31,057,151 shares of common stock outstanding. In addition, warrants to purchase an aggregate of 1,392,193 shares of common stock are outstanding as of March 20, 1996. The warrants are not listed on any exchange.

        The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

                                                           High             Low           Dividend/Share
                                                           ----             ---           --------------
        Year Ended December 31, 1994
        First Quarter .................................    8 1/8            5 3/8               -0-
        Second Quarter ................................    7 5/8            5 3/8               -0-
        Third Quarter .................................    8 3/4            6 3/4               -0-
        Fourth Quarter ................................        9            6 7/8               -0-

        Year Ended December 31, 1995
        First Quarter..................................   10 3/8            7 3/8               -0-
        Second Quarter.................................   10 5/8            9 1/4               -0-
        Third Quarter..................................       11            9 1/2               -0-
        Fourth Quarter.................................   10 1/4            9 3/8               -0-

        As of March 20, 1996, the closing sales price of the common stock on the NYSE was $12 1/4, and there were approximately 2,532 holders of record of common stock.

        The Company has not declared any cash dividends on its common stock since the Effective Date and does not currently anticipate paying any dividends on the common stock in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. The Company is prohibited by the terms of certain debt agreements from paying cash dividends.

        Item 6.   Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       OF THE COMPANY AND ITS PREDECESSOR

        The Company is the successor in interest to PMI, which emerged from chapter 11 reorganization on July 31, 1992 (the "Effective Date"). PMI had filed for protection under chapter 11 of the United States Bankruptcy Code in September 1990. The Company implemented "fresh start" reporting pursuant to the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" of the American Institute of Certified Public Accountants, as of the Effective Date. Accordingly, the consolidated financial statements of the Company are not comparable in all material respects to any such financial statement as of any date or any period prior to the Effective Date. Subsequent to the Effective Date, the Company changed its fiscal year end from June 30 to December 31. The table below presents selected consolidated financial data derived from: (i) the Company's historical financial statements for the years ended December 31, 1993, 1994 and 1995, (ii) the Company's historical financial statements as of and for the five-month period ended December 31, 1992, (iii) the Company's "fresh start" balance sheet as of the Effective Date, and (iv) the historical consolidated financial statements of PMI for the one month ended July 31, 1992 and for the years ended June 30, 1991 and 1992. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                               PRE-REORGANIZATION                             POST-REORGANIZATION
                                         ------------------------------         ----------------------------------------------
                                                                                          AS OF AND
                                             AS OF AND         FOR THE                     FOR THE           AS OF AND
                                           FOR THE YEAR       ONE MONTH                  FIVE MONTHS     FOR THE YEAR ENDED
                                           ENDED JUNE 30,       ENDED            AS OF      ENDED           DECEMBER 31,
                                           --------------      JULY 31,         JULY 31,   DEC. 31,         ------------
                                         1991(1)    1992(1)    1992(1)          1992(1)      1992     1993      1994       1995
                                         -------    -------    -------          -------      ----     ----      ----       ----
                                                      (IN THOUSANDS)                               (IN THOUSANDS)
        STATEMENT OF OPERATIONS
          DATA:
          Total revenues                $205,699   $134,190    $ 8,793                    $ 41,334  $108,860  $134,303   $205,628
           Valuation writedowns and
            reserves                     (59,149)   (62,123)   (13,000)             --          --        --        --         --
          Reorganization items          (181,655)   (23,194)     1,796              --          --        --        --         --
          Income (loss) from
            continuing operations
            before extraordinary
            items(2) ..........         (246,110)   (71,965)   (10,274)             --       1,393     8,175    18,258     17,465
          Extraordinary items-gains
            on discharge of
            indebtedness (net of
            income taxes) .....               --         --    249,600              --          --     3,989       172        104
          Net income (loss) ...         (227,188)   (71,965)   239,326              --       1,393    12,164    18,430     17,569
        BALANCE SHEET DATA:
          Total assets ........         $679,916   $554,118         --        $468,650    $403,314  $410,685  $434,932   $573,241
          Long-term debt, net of
            current portion ...            2,851      8,921         --         204,438     192,913   168,618   178,545    276,920
          Stockholders' equity
            (deficiency) ......         (157,327)  (229,292)        --         135,600     137,782   171,364   204,065    232,916

        Item 6.   (Continued)  Selected Quarterly Financial Data (Unaudited)

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

        (2) Approximately $2.3 million, $28.0 million and $25.3 million of contractual interest expense during the one month ended July 31, 1992 and for the fiscal years ended June 30, 1992 and 1991, respectively, was not accrued and was not paid due to the chapter 11 proceeding.

         Quarterly financial data for the years ending December 31, 1994 and 1995 is presented as follows (in thousands, except per share amounts).

                                                        Three Months Ended
                                     -----------------------------------------------------------
                                     March 31,        June 30,      September 30,    December 31,
                                      1994 (a)        1994 (a)          1994             1994
                                     ---------        --------          ----             ----
        Net revenue ................. $28,079         $33,194          $36,063         $36,967
        Operating income ............   6,850           8,632            9,394           8,492
        Net income before
         extraordinary items ........   2,840           6,869            4,117           4,432
        Extraordinary items
         (net of tax) ...............     111              58                3              --
        Net income ..................   2,951           6,927            4,120           4,432

        Income per common share:
        Income before
         extraordinary items ........    0.08            0.22             0.13            0.14
        Extraordinary items .........    0.01              --               --              --
                                        -----        --------         --------        --------
        Net income ..................   $0.09           $0.22            $0.13           $0.14
                                        =====           =====            =====           =====

                                                          Three Months Ended
                                     ------------------------------------------------------------
                                     March 31,        June 30,      September 30,    December 31,
                                       1995             1995            1995             1995
                                       ----             ----            ----             ----
        Net revenue ................ $48,238          $51,703          $52,703         $52,985
        Operating income ...........  10,600           12,058           12,141          11,012
        Net income before
         extraordinary items .......   4,208            4,915            4,060           4,282
        Extraordinary items
         (net of tax) ..............       7               54               12              32
        Net income .................   4,215            4,969            4,072           4,314

        Income per common share:
        Income before
          extraordinary items.......    0.13             0.15             0.13            0.13
        Extraordinary items ........      --               --               --              --
                                    --------            -----          -------        --------
        Net income .................   $0.13            $0.15            $0.13           $0.13
                                       =====            =====            =====           =====

        (a) Income per share has been restated to reflect a 9.4% retroactive reduction in the number of shares distributed under PMI's plan of reorganization.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GENERAL

        The Company is a leading hotel owner/operator which, as of March 20, 1996, owns or leases 78 hotels and manages 17 hotels for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 10 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

        The Company has implemented a growth strategy which focuses on improving results at existing hotels, maximizing the value of its proprietary AmeriSuites and Wellesley Inn hotels and acquiring hotels with potential for operating and marketing improvements. For 1995, earnings from recurring operations have increased by 36.2% reflecting a 9.5% REVPAR increase at comparable hotels, the addition of 20 hotels primarily through acquisition or construction in the past two years and the impact of increased operating leverage. Although future results of operations may be adversely affected in the short term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by such new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

        In 1994 and 1995, the Company acquired ownership of three hotels, including the Frenchman's Reef, as a result of restructuring mortgage notes receivable secured by these hotels. The transactions have not had a material impact on operating income but have affected operating margins significantly. Prior to these settlements, the Company recorded revenues related to these hotels in the form of interest income and management fees, with no corresponding operating expenses. For the year ended December 31, 1995, the Company recorded the operating revenues and operating expenses related to these hotels.

    RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

        The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the years ended December 31, 1994 and 1995. The results of the four hotels divested during 1994 and 1995 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                             COMPARABLE
                                                                   TOTAL                      HOTELS(1)
                                                            1994          1995           1994         1995
                                                           ------        ------         ------       -----
                                                             (DOLLARS IN THOUSANDS, EXCEPT ADR AND REVPAR)
        Revenues:
          Lodging.......................................   $ 88,753     $146,184        $76,604       $83,190
          Food and Beverage.............................     18,090       37,955         13,601        13,299
          Management and Other Fees.....................     10,021        8,115
          Interest on Mortgages and Notes Receivable....     15,867       11,895
          Rental and Other..............................      1,572        1,479
                                                           --------     --------
                            Total Revenues .............    134,303      205,628
        Direct Hotel Operating Expenses:
          Lodging.......................................     25,490       38,383         20,722        21,908
          Food and Beverage.............................     13,886       28,429         10,634        10,467
          Selling and General...........................     27,244       49,753         23,009        24,338
        Occupancy and Other Operating...................      9,799       11,763
        General and Administrative......................     15,089       15,515
        Depreciation and Amortization...................      9,427       15,974
        Operating Income................................     33,368       45,811
        Operating Expense Margins:
        Direct Hotel Operating Expenses:
          Lodging, as a percentage of lodging revenue...       28.7%        26.3%          27.1%        26.3%
          Food and Beverage, as a percentage of
            food and beverage revenue...................       76.8%        74.9%          78.2%        78.7%
          Selling and General, as a percentage of
            lodging and food and beverage revenue.......       25.5%        27.0%          25.5%        25.2%
          Occupancy and Other Operating, as a
            percentage of lodging and food and
            beverage revenue............................        9.2%         6.4%
          General and Administrative, as a percentage
            of total revenue............................       11.2%         7.5%
        Other Data:
          Occupancy.....................................        68.0%        69.2%          70.4%         72.3%
          Average Daily Rate ("ADR")....................      $60.36       $73.28         $59.92        $63.97
          Revenue Per Available Room ("REVPAR").........      $41.04       $50.71         $42.21        $46.22
          Gross Operating Profit........................     $40,223      $67,605        $35,824       $39,926

    (1) For purposes of this discussion of results of operations, comparable Owned Hotels refers to the 37 Owned Hotels that were owned or leased by the Company during all of 1994 and 1995.

               Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $57.4 million, or 64.7%, from $88.8 million in 1994 to $146.2 million in 1995. The increase was due to $52.1 million of lodging revenues from the addition of the Frenchman's Reef and the 19 new hotels added during 1994 and 1995 with the balance coming from growth in revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $6.6 million, or 8.6%, in 1995 as compared to 1994.

        The Company operates in three major segments of the industry: full-service, all-suites and limited-service. The following table sets forth the growth in REVPAR at the comparable Owned Hotels for 1995, as compared to 1994, by industry segment:

                                                      YEAR ENDED
                                                   DECEMBER 31, 1995
                                                   -----------------
                  Full-service.......................     8.7%
                  All-suites.........................    11.9%
                  Limited-service....................     9.2%
                           Total.....................     9.5%

        The REVPAR growth at comparable Owned Hotels reflects strong results in each of the Company's industry segments. Repositioning efforts at both full-service and limited-service hotels also contributed to the REVPAR increases. The improvements in REVPAR were generated by increases in ADR, which rose by 6.8% and gains in occupancy of 2.7%.

        Food and beverage revenues increased by $19.9 million, or 109.8%, from $18.1 million in 1994 to $38.0 million in 1995. The increase was primarily due to the additional food and beverage operations related to the Frenchman's Reef and six other full-service hotels acquired since January 1, 1994. Food and beverage revenues for comparable Owned Hotels decreased by $302,000 in 1995 compared to 1994. The decrease was primarily due to decreased banquet business and lower beverage revenues at the Company's sports lounges.

        Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $1.9 million, or 19.0%, from $10.0 million in 1994 to $8.1 million in 1995. The decrease was primarily due to the loss of management fees on five Managed Hotels acquired by the Company during 1994 and 1995 and six additional hotels which were sold by a third party hotel owner in 1994. Partially offsetting these decreased management fees were increased base and incentive management fees associated with the remaining Managed Hotels and increased revenues generated by MSI.

        Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $4.0 million, or 25.0%, from $15.9 million in 1994 to $11.9 million in 1995, primarily due to the Company's conversion of a $50.0 million note receivable secured by the Frenchman's Reef into an operating hotel asset in December 1994. Partially offsetting the decrease was interest income related to the purchase of $17.4 million of first mortgages secured by two hotels for $12.7 million in June 1995.

        Direct lodging expenses increased by $12.9 million, or 50.6%, from $25.5 million in 1994 to $38.4 million in 1995, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 28.7% in 1994 to 26.3% in 1995. This decrease was primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 27.1% in 1994 to 26.3% in 1995.

        Direct food and beverage expenses increased by $14.5 million, or 104.7%, from $13.9 million in 1994 to $28.4 million in 1995, primarily due to the addition of seven new full-service hotels. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 76.8% in 1994 to 74.9% in 1995. The decrease was primarily due to increased revenues in higher margin areas such as banquet departments at the new hotels. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue increased slightly from 78.2% in 1994 to 78.7% in 1995.

        Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $22.6 million, or 82.6%, from $27.2 million in 1994 to $49.8 million in 1995, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased from 25.5% in 1994 to 27.0% in 1995 due to the addition of new full-service properties which generally require higher levels of unallocated expenses. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased slightly from 25.5% in 1994 to 25.2% in 1995.

        Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $2.0 million, or 20.0%, from $9.8 million in 1994 to $11.8 million in 1995 as the additional costs associated with the new hotels were offset by real estate tax refunds of approximately $600,000 during the year. As a percentage of hotel revenues, occupancy and other operating expenses decreased from 9.2% in 1994 to 6.4% in 1995, primarily due to operating leverage.

        General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. General and administrative expenses increased by $426,000, or 2.8%, from $15.1 million in 1994 to $15.5 million in 1995, due to ordinary inflationary increases, which were partially offset by central office payroll reductions. As a percentage of total revenues, general and administrative expenses decreased from 11.2% in 1994 to 7.5% in 1995 due to operating leverage.

        Depreciation and amortization expense increased by $6.6 million, or 69.4%, from $9.4 million in 1994 to $16.0 million in 1995, due to the impact of new hotel properties acquired in the past year and refurbishment efforts at several hotels.

        Interest expense increased by $7.6 million, or 54.4%, from $14.0 million in 1994 to $21.6 million in 1995, primarily due to new mortgage borrowings of $39.0 million incurred in February 1995 and $86.3 million of 7% Convertible Subordinated Notes due 2002 (the "Convertible Notes") issued in April 1995. Investment income increased by $2.9 million from $2.0 million in 1994 to $4.9 million in 1995 primarily due to higher average cash balances generated by the new borrowings.

         Other income consists of items which are not part of the Company's recurring operations. For the year ended December 31, 1995, other income consisted of a gain on the settlement of a note receivable of $822,000 and gains on the sale of land parcels of $1.4 million. Other income for the year ended December 31, 1994 consisted primarily of a gain on the settlement of the Rose and Cohen note receivable of $6.2 million, gains on property sales of $1.0 million and rebates of prior years' insurance premiums of $1.2 million. Other expense of $2.2 million for the year ended December 31, 1995 consists of a reserve for insurance deductibles related to hurricane damage at the Frenchman's Reef hotel in St. Thomas, U.S. Virgin Islands.

        Pretax extraordinary gains of approximately $174,000 for the year ended December 31, 1995 relate to the retirement of secured notes with a face value of $22.2 million. Pretax extraordinary gains of approximately $292,000 for the year ended December 31, 1994 relate to the retirement of debt with a face value of $8.3 million.

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

                                                                                          COMPARABLE OWNED
                                                                   TOTAL                      HOTELS(1)
                                                            1993          1994           1993         1994
                                                           ------        ------         ------       -----
                                                             (DOLLARS IN THOUSANDS, EXCEPT ADR AND REVPAR)
        Revenues:
          Lodging.......................................   $ 69,487      $88,753        $62,305       $66,821
          Food and Beverage.............................     12,270       18,090         10,875        11,410
          Management and Other Fees.....................     10,831       10,021
          Interest on Mortgages and Notes Receivable....     14,765       15,867
          Rental and Other..............................      1,507        1,572
                                                           --------      -------
                            Total Revenues .............    108,860      134,303
        Direct Hotel Operating Expenses:
          Lodging.......................................     19,925       25,490         16,870        17,281
          Food and Beverage.............................     10,230       13,886          9,029         9,143
          Selling and General...........................     21,180       27,244         17,779        18,889
        Occupancy and Other Operating...................      9,827        9,799
        General and Administrative......................     15,685       15,089
        Depreciation and Amortization...................      7,117        9,427
                                                           --------     --------
        Operating Income................................     24,896       33,368
        Operating Expense Margins:
        Direct Hotel Operating Expenses:
          Lodging, as a percentage of lodging revenue...       28.7%        28.7%          27.1%        25.9%
          Food and Beverage, as a percentage of
            food and beverage revenue...................       83.4%        76.8%          83.0%        80.1%
          Selling and General, as a percentage of
            lodging and food and beverage revenue.......       25.9%        25.5%          24.3%        24.1%
          Occupancy and Other Operating, as a
            percentage of lodging and food and
            beverage revenue............................       12.0%         9.2%
          General and Administrative, as a percentage
            of total revenue............................       14.4%        11.2%
        Other Data:
          Occupancy.....................................       70.4%        68.0%          73.2%        73.1%
          Average Daily Rate ("ADR")....................     $56.14       $60.36         $56.84       $61.16
          Revenue Per Available Room ("REVPAR").........     $39.52       $41.04         $41.61       $44.71
          Gross Operating Profit........................    $30,422      $40,223        $29,500      $32,917

    (1) For purposes of this discussion of results of operations for 1994 compared to 1993, comparable Owned Hotels refers to the 31 Owned Hotels that were owned or leased by the Company during all of 1994 and 1993.

    Lodging revenues increased by $19.3 million, or 27.7%, from $69.5 million in 1993 to $88.8 million in 1994. This increase was primarily due to incremental lodging revenues of $17.6 million from hotels acquired or built in 1993 and 1994 and an increase in lodging revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $4.5 million, or 7.2%, in 1994 compared to 1993 due to improvements in ADR. ADR increased by $4.22 or 7.5% for all hotels and $4.32 or 7.6% for comparable Owned Hotels due to repositioning and refurbishment efforts at several full-service hotels and the continued improvements in the lodging industry. In 1994, the industry continued its recovery, as demand growth continued to outpace new hotel supply growth, resulting in higher occupancy levels which have allowed the industry to increase room rates. The Company has pursued a strategy of increasing ADR, which has a greater impact on net operating income than changes in occupancy. Occupancy rates for all hotels decreased from 70.4% in 1993 to 68.0% in 1994 due to the lower occupancy rates normally associated with new hotels, including both newly constructed hotels and repositioned hotels during the refurbishment period. Occupancy rates for comparable Owned Hotels remained constant in 1994 compared to 1993.

    The Company operates in three major segments of the industry: full-service, all-suites and limited-service. The following table sets forth the growth in REVPAR at the comparable Owned Hotels for the year ended December 31, 1994 as compared to the prior year, by industry segment:

                                                        YEAR ENDED
                                                     DECEMBER 31, 1994
                                                     -----------------
                  Full-service......................        7.7%
                  All-suites........................       13.1%
                  Limited-service...................        4.1%
                           Total....................        7.5%

    Food and beverage revenues increased by $5.8 million, or 47.4%, from $12.3 million in 1993 to $18.1 million in 1994. This increase was primarily due to the impact of incremental revenues of $5.7 million from additional food and beverage operations of four full-service hotels acquired in 1994. Food and beverage revenues for comparable Owned Hotels increased by $535,000, or 4.9%, in 1994 compared to 1993 primarily as a result of increased banquet sales and the repositioning of three lounges to a sports bar theme.

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

    Interest on mortgages and notes receivable in 1993 and 1994 primarily related to mortgages secured by certain Managed Hotels including the Frenchman's Reef. Interest income on mortgages and notes receivable increased by $1.1 million, or 7.5%, from $14.8 million in 1993 to $15.9 million in 1994 primarily due to interest recognized on the Company's cash flow notes, which are subordinated or junior mortgages which remit payment based on hotel cash flow. In accordance with fresh start reporting adopted on the Effective Date, assets and liabilities were recorded at their then-current fair market values. As these cash flow notes bear many of the characteristics and risks of operating hotel equity investments, no value was assigned to these notes on the Company's balance sheet due to substantial doubt as to their recoverability. The Company's policy is to recognize interest on cash flow notes when cash is received. In 1994, the portion of interest on mortgages and other notes receivable attributable to cash flow notes increased to $2.0 million from $1.0 million in 1993 primarily due to the execution of revised cash flow note agreements on three hotels and the improved operating performance of the underlying hotels. See "Business -Mortgages and Notes Receivable."

    Approximately $4.3 million and $4.6 million of interest on mortgages and notes receivable in 1993 and 1994, respectively, was derived from the Company's $50.0 million note receivable secured by the Frenchman's Reef. This note was restructured in December 1994 and pursuant to such restructuring, the Company obtained ownership and control of the Frenchman's Reef (see "-Liquidity and Capital Resources").

    Direct lodging expenses increased by $5.6 million, or 27.9%, from $19.9 million in 1993 to $25.5 million in 1994 due primarily to the addition of new hotels. As a percentage of lodging revenue, direct lodging expenses remained constant at 28.7% in 1993 and 1994. For comparable Owned Hotels, direct lodging expenses increased $411,000, or 2.4%, but decreased as a percentage of comparable lodging revenue from 27.1% in 1993 to 25.9% in 1994 primarily due to increases in ADR which had minimal corresponding increases in expenses.

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

    Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $6.1 million, or 28.6%, from $21.2 million in 1993 to $27.2 million in 1994 due primarily to the addition of 11 new hotels. Of these 11 hotels, four were managed by the Company in 1993 or during a portion of 1994, while the other seven had no previous relationship to the Company. As a percentage of hotel revenues (defined as rooms and food and beverage revenues), direct hotel selling and general expenses decreased slightly from 25.9% in 1993 to 25.5% in 1994. For comparable Owned Hotels, direct selling and general expenses increased $1.1 million, or 6.2%, but decreased slightly as a percentage of comparable Owned Hotel revenues from 24.3% in 1993 to 24.1% in 1994.

     Occupancy and other operating expenses, which consist primarily of insurance, real estate and other taxes, and rent expense, decreased by $28,000 in 1994. As a percentage of hotel revenues, occupancy and other operating expenses decreased from 12.0% in 1993 to 9.2% in 1994 primarily due to operating leverage, lower property and liability insurance charges based on favorable claims experiences and reductions in real estate taxes as a result of successful tax appeals on certain properties.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's growth strategy focuses on increasing its equity ownership in strategically positioned hotels. The Company is expanding its AmeriSuites hotel brand and expects to open 20 AmeriSuites hotels in 1996. Additionally, the Company has acquired and is repositioning 18 hotels acquired in March 1996, 16 of which are Wellesley Inns.

    The Company's development and acquisition program was funded in 1995 primarily with the proceeds from the issuance of $86.3 million of Convertible Notes and mortgage financings of $39.0 million incurred in 1995. The Company intends to finance future acquisitions and development with the net proceeds from the issuance of $120.0 million of 9 1/4% First Mortgage Notes due 2006 (the "First Mortgage Notes") in January 1996, cash flow from operations, and other secured financings. The Company believes that these sources will be adequate to fund the implementation of its growth strategy through 1996. Additionally, the Company believes that its cash flow from operations is sufficient to fund its anticipated working capital needs, routine capital expenditures and debt service obligations through 1996.

    The Company believes it has the financial resources available to execute its growth and hotel acquisition strategy. At December 31, 1995, the Company had cash and cash equivalents of $49.5 million, current marketable securities of $11.9 million and restricted cash, which is primarily collateral for various debt obligations, of $9.0 million. In addition, the First Mortgage Notes offering generated $63.9 of net cash proceeds, after debt repayments and underwriting expenses, in January 1996. Cash and cash equivalents and current marketable securities increased by $47.8 million during 1995 primarily due to new borrowings and cash flow from operations offset by development and acquisition spending.

    Cash flow from operations was approximately $40.9 million in 1995 as compared to $28.7 million in 1994. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $9.5 million and $12.8 million in 1995 and 1994, respectively. At December 31, 1995, the Company had federal NOLs relating to its predecessor, PMI, of approximately $114.3 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

    The Company's other major sources of cash were net proceeds of approximately $83.2 million from the issuance of the Convertible Notes, mortgage financings of $39.0 million and collections of mortgages and notes receivable of $27.6 million. The Company's major uses of cash in 1995 were capital expenditures of $113.5 million, debt payments of $34.0 million, the purchase of first mortgage notes for $12.7 million and purchases of marketable securities of $11.5 million.

    Debt. In April 1995, the Company issued $86.3 million of 7% Convertible Subordinated Notes due 2002. The Convertible Notes bear interest at 7%, are convertible into common stock of the Company at a price of $12 per share at the option of the holder and mature April 15, 2002. The Convertible Notes are redeemable, in whole or in part, at the option of the Company after three years at premiums to principal which decline on each anniversary date. The Company utilized the proceeds primarily to finance the development and acquisition of hotels.

    In February 1995, the Company obtained $39.0 million of mortgage financing on 11 of its hotels under two separate loan agreements. Both loans bear interest at variable rates (approximately 10.5% at December 31, 1995) and have five-year maturities. The funds were used to finance the Company's acquisition and development program. The Company also incurred an additional $3.6 million of debt in connection with the ShoLodge transaction. See "-- Capital Investments."

    During 1995, the Company prepaid and retired $22.3 million of its senior secured notes resulting in pre-tax extraordinary gains of $174,000.

    As of December 31, 1995, the Company has $32.1 million of debt related to the Frenchman's Reef which was scheduled to mature in December 1996. In March 1996, the Company and the lender entered into an agreement to extend the maturity of the loan to July 1997. The loan will bear interest at the same rate currently in effect and principal payments will be waived until July 1997. All other terms and conditions of the loan shall remain in effect. See
"--Capital Investments."

    At December 31, 1995, the Company had $282.7 million in debt outstanding. Of this debt, approximately $78.5 million bears interest at floating rates. In August 1995, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company will pay a fixed rate of interest of 6.18% per annum and will receive a floating interest rate payment equal to the 30-day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October
1995 and expires in 1999.

    In January 1996, the Company issued $120.0 million of 9 1/4% First Mortgage Notes due 2006. Interest on the First Mortgage Notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, divided payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $51.6 million of indebtedness, with the remainder of the proceeds to be used to finance the development or acquisition of hotels or hotel portfolios.

    Capital Investments. The Company has implemented a hotel development and acquisition program which focuses on the development of its AmeriSuites hotel chain and the consolidation of its Wellesley Inns chain. In connection with this program, the Company spent approximately $91.2 million in cash on the acquisition and construction of hotels, purchased first mortgage notes for $12.7 million and assumed $5.1 million of debt in 1995. The cash portion was funded by a combination of cash flow from operations, mortgage financings and the Convertible Notes offering.

    The Company plans to double the size of its AmeriSuites chain in 1996. In 1995, new AmeriSuites hotels were opened in Atlanta and Greensboro. The Company also converted four Bradbury Suites hotels to AmeriSuites in the fourth quarter of 1995 bringing the year end total to 19 hotels. In addition in the first quarter of 1996, the Company opened two new AmeriSuites hotels in Miami and an AmeriSuites hotel in Cleveland, bringing the number of AmeriSuites to 22 as of March 20, 1996. The Company has 12 AmeriSuites hotels under construction in the Dallas, Detroit, Baltimore, Richmond, Atlanta and Memphis areas. The Company also has 19 additional AmeriSuites sites under contract as of March 20, 1996 which are scheduled for the commencement of construction in 1996.

    In March 1995, the Company purchased an AmeriSuites hotel in Richmond, Virginia and ShoLodge Inc.'s option to acquire a 50% interest in 11 of the Company's 12 AmeriSuites hotels. The total consideration payable by the Company in the transaction was $19.7 million, comprised of (i) $16.1 million which was paid during 1995 plus (ii) $18.5 million in notes maturing in 1997 less (iii) $14.9 million of existing debt on five hotels which was forgiven at face value. The transaction resulted in a net increase of $3.6 million of long-term debt. As a result of the transaction, the Company assumed management of these 12 AmeriSuites hotels.

    In August 1995, the Company purchased four Bradbury Suites hotels for $18.7 million. The hotels, comprising 447 rooms, are located in Augusta, Georgia; Columbia, South Carolina; Arlington Heights, Illinois and Jacksonville, Florida. The Company converted these hotels to the AmeriSuites brand in the fourth quarter of 1995. In August 1995, the Company also purchased the 149 room full service, all-suite St. Tropez Hotel and Shopping Center in Las Vegas for $15.2 million.

    In June 1995, the Company purchased $17.4 million in face amount of first mortgage notes for $12.7 million in cash. These first mortgage notes were secured by two hotels. The purchase of such notes was intended to provide the Company with the opportunity to acquire the underlying properties. On December 21, 1995, the Company received $12.7 million plus all accrued interest as payment in full on the first mortgage notes.

    In September 1995, the Frenchman's Reef hotel suffered significant hurricane damage. Due to extensive property and business interruption insurance, the Company believes that its liquidity will be affected only to the extent of its insurance deductibles which the Company estimates at $2.2 million. The majority of damaged rooms at the Frenchman's Reef have been repaired on an interim basis and approximately 95% of the rooms are currently available for occupancy. The Company anticipates that extensive renovation at the Frenchman's Reef in 1996 will reduce the number of rooms available for occupancy. Such reduction in rooms available and related revenue will be a component of the Company's claim under its business interruption insurance. The Company is engaged in discussions with its insurance carrier regarding the amount of insurance proceeds to be paid and is assessing the extent of further refurbishments required at the Frenchman's Reef. Additionally, the Company's debt in the amount of $32.1 million related to the Frenchman's Reef is further secured by an assignment of property issuance proceeds. The lender has sole discretion concerning the utilization of such proceeds for refurbishment. The Company is discussing with the lender the terms under which the lender will make such funds available for refurbishment.

    On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited service hotels for approximately $65.1 million in cash. The acquisition enables the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns owned and operated by the Company. The Company intends to refurbish these hotels to ensure consistent quality and enhance the value of its brand.

    During 1995, the Company spent approximately $22.0 million on capital improvements at its Owned Hotels, of which approximately $13.7 million related to refurbishments and repositionings of recently acquired hotels. The Company intends to spend a total of approximately $13.5 million in 1996 relating to the refurbishing and repositioning of the Hasbrouck Heights Crowne Plaza and the 16 recently acquired Wellesley Inns.

    Asset Realizations. The Company has pursued a strategy of converting mortgage notes receivable and other assets into cash or operating hotel assets. Since July 31, 1992, the Company has received $100.7 million in cash and added seven operating hotel assets through note settlements, lease terminations and property sales. The Company will continue to pursue settlements with mortgage and note obligors to further reduce its portfolio. During 1995, the Company received $13.1 million in cash in settlement of notes receivable and $8.2 million in cash on sales of properties resulting in gains of $2.2 million. In May 1995, the Company obtained control of the 240-room Princeton Holiday Inn by converting its $2.7 million mortgage note receivable into a long-term lease and assuming $1.5 million of debt. The hotel was recently repositioned to a Holiday Inn from a Ramada Inn. In January 1996, the Company obtained control of the 210-room Cocoa Beach Howard Johnson Hotel by converting its $9.7 million mortgage note receivable into a long-term lease.

    In April 1995, the Company received a favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31.2 million previously received by the Company in settlement of a note and guaranty from Allan V. Rose and Arthur G. Cohen ("Rose and Cohen"). In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25.0 million plus proceeds from the sale of approximately 1.1 million shares of the Company's common stock held by Rose, bringing the total settlement proceeds to approximately $31.2 million. FSA asserted that, under the terms of an intercreditor agreement, it was entitled to receive the settlement proceeds otherwise payable to the Company.

The U.S. Bankruptcy Court for the Southern District of Florida ruled in favor of the Company in April 1994 and the Company used $25.0 million of the settlement proceeds to retire certain senior secured notes. FSA appealed to the District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes. On May 23, 1995, FSA filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit. The Company believes that the U.S. Court of Appeals will affirm the U.S. District Court ruling and that there will be no effect on the Company's financial position or results of operations.

    Item 8.       Financial Statements and Supplementary Data.

         See  Index to Financial Statements included in Item 14.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

    Item 10.      Directors and Executive Officers of the Registrant.

                                   MANAGEMENT

    DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below are the names, ages and positions of the directors and executive officers of the Company:

    NAME                           AGE                             POSITION
    ----                           ---                             --------
    David A. Simon                 43       President, Chief Executive Officer and Chairman of the
                                            Board of Directors
    John M. Elwood                 41       Executive Vice President, Chief Financial Officer and
                                            Director
    Howard M. Lorber(1)            47       Director
    Herbert Lust, II(1)            69       Director
    Jack H. Nusbaum                55       Director
    Allen J. Ostroff(1)            59       Director
    A.F. Petrocelli(1)             52       Director
    Paul H. Hower                  61       Executive Vice President
    Timothy E. Aho                 52       Senior Vice President/Development
    Denis W. Driscoll              51       Senior Vice President/Human Resources
    John H. Leavitt                43       Senior Vice President/Sales and Marketing
    Joseph Bernadino               49       Senior Vice President, Secretary and General Counsel
    Richard T. Szymanski           38       Vice President and Corporate Controller
    Douglas W. Vicari              36       Vice President and Treasurer
    ----------

    (1)  Member of the Compensation and Audit Committee.

    The following is a biographical summary of the experience of the directors and executive officers of the Company:

    David A. Simon has been President, Chief Executive Officer and a Director since 1992 and Chairman of the Board of Directors of the Company since 1993. Mr. Simon was a director of PMI from 1991 to 1992. Mr. Simon was the Chief Executive Officer of PMI from 1991 to 1992.

    John M. Elwood has been a Director and Executive Vice President of the Company since 1992 and Chief Financial Officer since 1993. Mr. Elwood was the Director of Reorganization of PMI from 1991 through the Effective Date of the PMI reorganization.

    Howard M. Lorber has been a Director and a member of the Compensation and Audit Committee since 1994. Mr. Lorber is Chairman of the Board of Directors of Nathan's Famous, Inc. and Hallman & Lorber Associates, Inc. and a director of New Valley Corporation, United Capital Corp. and Alpine Lace Brands, Inc. Mr. Lorber has been Chief Executive Officer of Hallman & Lorber Associates, Inc. for more than the past five years, President and Chief Operating Officer of New Valley Corporation since 1994 and Chief Executive Officer of Nathan's Famous, Inc. since 1993. Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties. Several of these partnerships filed for protection under the federal bankruptcy laws in 1991.

    Herbert Lust, II has been a Director since 1992 and Chairman of the Compensation and Audit Committee of the Company since 1993. Mr. Lust was a member of the Committee of Unsecured Creditors of PMI from 1991 to 1992. Mr. Lust has been a private investor and President of Private Water Supply Inc. for more than the past five years. Mr. Lust is a director of BRT Realty Trust.

    Jack H. Nusbaum has been a Director since 1994. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the past twenty five years. He also is a director of Pioneer Companies, Inc., W.R. Berkley Corporation and The Topps Company, Inc.

    Allen J. Ostroff has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Ostroff has been a Managing Director of the Prudential Realty Group, a subsidiary of The Prudential Insurance Company of America, since June 1994 and was a Senior Vice President of the Prudential Realty Group from 1991 to June 1994.

    A.F. Petrocelli has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Petrocelli has been the Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan's Famous, Inc.

    Paul H. Hower has been an Executive Vice President of the Company since 1993. Mr. Hower was President of Integrity Hospitality Services from 1991 to 1993 and Vice President and Hotel Division Manager of B.F. Saul Co. in 1991.

    Timothy E. Aho has been a Senior Vice President of the Company since 1994. Mr. Aho was a Senior Vice President of Development for Boykin Management Company from 1993 to 1994 and Vice President of Development for Interstate Hotels Corporation from 1991 to 1993.

    Denis W. Driscoll has been a Senior Vice President of the Company since 1993. Mr. Driscoll was President of Driscoll Associates, a human resources consulting organization, from 1991 to 1993.

    John H. Leavitt has been a Senior Vice President of the Company since 1992. Mr. Leavitt was a Senior Vice President of PMI from 1991 to 1992 and a Senior Vice President of Medallion Hotel corporation in 1991.

    Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992. Mr. Bernadino was an Assistant Secretary and Assistant General Counsel of PMI from 1991 to 1992.

    Richard T. Szymanski has been a Vice President and Corporate Controller of the Company since 1992. Mr. Szymanski was Corporate Controller of PMI from 1991 to 1992.

    Douglas W. Vicari has been a Vice President and Treasurer of the Company since 1992 and was Vice President and Treasurer of PMI during 1992. Mr. Vicari was the Director of Budget and Financial Analysis of PMI from 1991 to 1992.

    Item 11.      Executive Compensation

    The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the persons who were, at December 31, 1995, the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "named executive officers"). The information shown reflects compensation for services in all capacities awarded to, earned by or paid to these persons for the years ending December 31, 1993, 1994 and 1995.

                                                                  SUMMARY COMPENSATION TABLE
                                                                                        Long-Term
                                                          Annual Compensation         Compensation
                                                    --------------------------------- ------------
                                                                                       Securities
                                                                         Other Annual  Underlying   All Other
       Name and Principal Position           Year    Salary      Bonus   Compensation    Options   Compensation
       ---------------------------           ----   --------    -------  ------------   ---------  ------------
    David A. Simon....................      1995    $336,808   $218,297      $-0-       100,000   $8,774(1)
     President and Chief..............      1994     312,552    161,538       -0-             0      5,507
     Executive Officer................      1993     303,853        -0-       -0-        45,000      6,211

    John M. Elwood....................      1995     272,982    184,305       -0-        80,000    5,642(2)
     Executive Vice President.........      1994     249,423    129,231       -0-        50,000      3,147
     and Chief Financial Officer......      1993     240,000        -0-       -0-        45,000     21,981

    Paul H. Hower.....................      1995     205,675     50,000       -0-        36,000    7,174(3)
     Executive Vice President.........      1994     190,000     20,000       -0-        15,000      5,410
                                            1993      94,320        -0-       -0-        20,000        113

    Denis W. Driscoll.................      1995     168,974     20,000       -0-        18,000    1,873(4)
     Senior Vice President - Human....      1994     159,961     10,000       -0-         8,000        959
     Resources........................      1993      68,565        -0-       -0-         8,000         73

    Joseph Bernadino..................      1995     132,667     30,000       -0-        23,000    1,697(5)
      Senior Vice President,..........      1994     126,184     24,150       -0-         8,000        614
      Secretary and General Counsel...      1993     120,750        -0-       -0-         8,000         87

    1. Represents $102 for premiums of Company-provided life insurance, $2,731 related to 401K matching contributions and $5,941 in value of use of Company-provided car.

    2. Represents $102 for premiums for Company-provided life insurance, $2,276 related to 401K matching contributions and $3,264 in value of use of Company-provided car.

    3. Represents $702 for premiums for Company-provided life insurance, $1,500 related to 401K matching contributions and $4,972 in value of use of Company-provided car.

    4. Represents $288 for premiums for Company-provided life insurance and $1,585 related to 401K matching contributions.

    5. Represents $174 for premiums for Company-provided life insurance and $1,523 related to 401K matching contributions.

    STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1995

         The following table sets forth information concerning individual grants of stock options made during the year ending December 31, 1995 to each of the officers listed below. The Company did not grant any stock appreciation rights during such period.

                                              Individual Grants
                                           ------------------------
                                           % of Total
                            Number of        Options                                   Potential Realized Value at
                           Securities      Granted to                                    Assumed Annual Rates of
                           Underlying       Employees     Exercise                    Stock Price Appreciation For
                             Options        in Fiscal     Price Per    Expiration             Option Terms
    Name                     Granted          Year          Share         Date                5%         10%
    ----                     -------         ------        -------       ------              ----       ----
    David A. Simon .......  100,000(1)        15.1%         $9.75       8/01/2005          613,172    1,553,899
    John M. Elwood........   80,000(2)        12.1%         $9.25       5/15/2005          465,382    1,179,369
    Paul H. Hower.........   36,000(3)         5.4%         $9.63       7/28/2005          217,912      552,232
    Denis W. Driscoll ....   18,000(3)         2.7%         $9.63       7/28/2005          108,956      276,116
    Joseph Bernadino......   18,000(3)         2.7%         $9.63       7/28/2005          108,956      276,116
                              5,000(4)         0.8%         $9.88       5/01/2001           16,792       38,096


    (1) These stock options vest with respect to one third of the grant on each of August 1, 1996, 1997 and 1998 and will continue to be exercisable through August 1, 2005. These options become immediately exercisable upon a change in control of the Company.

    (2) These stock options vest with respect to one third of the grant on each of May 15, 1996, 1997 and 1998 and will continue to be exercisable through May 15, 2005. These options become immediately exercisable upon a change in control of the Company.

    (3) These stock options vest with respect to one third of the grant on each of July 28, 1996, 1997 and 1998 and will continue to be exercisable through July 28, 2005. These options become immediately exercisable upon a change in control of the Company.

    (4) These stock options vest with respect to one third of the grant on each of May 1, 1996, 1997 and 1998 and will continue to be exercisable through May 1, 2001. These options become immediately exercisable upon a change in control of the Company.

    AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1995 AND YEAR-END OPTION VALUES

                                                         Number of Securities
                                 Shares                Underlying Unexercised       Value of Unexercised In-
                               Acquired on    Value      Options at Year End            The-Money Options
    Name                        Exercise    Realized   Exercisable  Unexercisable    Exercisable    Unexercisable
    ----                        --------    --------   -----------  -------------    -----------    -------------
    David A. Simon ..........      -0-         -0-       375,000         100,000     $2,711,700        $25,000
    John M. Elwood ..........      -0-         -0-        77,500         117,500       $462,613       $158,438
    Paul H. Hower ...........      -0-         -0-        25,000          46,000       $131,875        $37,250
    Denis W. Driscoll .......      -0-         -0-         7,999          26,001        $40,330        $36,420
    Joseph Bernadino ........      -0-         -0-         7,999          31,001        $40,330        $37,045

    EMPLOYMENT AGREEMENTS

    Mr. Simon and the Company executed an employment agreement dated August 1, 1995 which provides for a term of three years, with automatic successive one-year extensions unless a prior election is made by either party not to extend the agreement.

    The employment agreement provides for an annual base salary of $350,000 (which will increase annually based upon increases in the consumer price index), a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in an amount not less than $1,000,000, an automobile and other customary welfare benefits, including medical and disability insurance. The agreement also provides that, to the extent payments made by the Company for disability insurance, life insurance and the use of the automobile are subject to federal, state or local income taxes, the Company will pay Mr. Simon the amount of such additional taxes plus such additional amount as will be reasonable to hold him harmless from the obligation to pay such taxes.

    Pursuant to this employment agreement, Mr. Simon was granted stock options on August 1, 1995 to purchase 100,000 shares of Common Stock. The agreement also provides that the Company will grant options to purchase 100,000 shares of Common Stock on each of the first and second anniversary dates of the agreement. Such stock options are exercisable as to one-third of the grant on each of the first, second and third anniversaries of the option grant date, provided his employment has not been terminated by such date.

    This employment agreement may be terminated by the Company at any time, with or without cause. If the agreement is terminated by the Company prior to the expiration of the three-year term without cause, or if Mr. Simon resigns because of circumstances amounting to constructive termination of employment, severance would be paid in a single lump sum equal to one-year's base salary or, if greater, the base salary that would have been payable over the remainder of the initial term. All stock options would become fully vested. Any bonus awarded for the year of termination would not be prorated. If the agreement is terminated by the Company for cause (as such term is defined in the employment agreement), or if Mr. Simon resigns voluntarily under circumstances not amounting to a constructive termination of employment, no benefits are payable other than accrued but unpaid salary and any unpaid bonus earned prior to such termination or resignation.

    As of May 15, 1995, Mr. Elwood and the Company executed an employment agreement which had a term of one year. This employment agreement provided for an annual base salary of $280,000 (which will increase annually based upon increases in the consumer price index), a discretionary annual bonus based on attainment of performance objectives set by the Board of Directors, a life insurance policy in the amount of $1,000,000, an automobile, and other customary welfare benefits, including medical and disability insurance. Pursuant to this employment agreement, Mr. Elwood was granted stock options on May 15, 1995 to purchase 80,000 shares of Common Stock. The agreement also provides that the Company will grant options to purchase 80,000 shares of Common Stock on each of the first and second anniversary dates of the agreement. Such options are exercisable as to one-third of the grant on each of the first, second and third anniversaries of the option grant date, provided his employment has not been terminated by such date.

    This employment agreement may be terminated by the Company at anytime, with or without cause. If the agreement is terminated by the Company prior to the expiration of the three-year term without cause, or if Mr. Elwood resigns because of circumstances amounting to constructive termination of employment, severance would be paid in a single lump sum equal to one-year's base salary or, if greater, the base salary that would have been payable over the remainder of the term. All stock options would become fully vested. Any bonus awarded for the year of termination would not be prorated. If the agreement is terminated by the Company for cause (as such term is defined in the employment agreement), or if Mr. Elwood resigns voluntarily under circumstances not amounting to a constructive termination of employment, no benefits are payable other than accrued but unpaid salary and any unpaid bonus earned prior to such termination or resignation.

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

    BOARD OF DIRECTORS COMPENSATION AND BENEFITS

    Directors who are employees of the Company do not receive additional compensation for serving on the Board of Directors. Non-employee Directors receive $30,000 annually. In addition, each non-employee Director receives $1,500 for each Board of Directors meeting attended, $1,500 for each committee meeting attended and $500 for each telephonic meeting if such meeting extends beyond a period of 15 minutes. The Chairman of the Compensation and Audit Committee receives an additional $15,000 annually. The Directors' remuneration is paid quarterly. All Directors are reimbursed for their expenses.

    In addition, on the date of the Company's Annual Meeting of Stockholders, each non-employee Director receives an automatic grant of options to purchase 10,000 shares of the Company's Common Stock in accordance with the Company's 1995 Non-Employee Director Stock Option Plan. The options vest one year from the date of grant at an option price equal to the mean price of a share of the Company's Common Stock on the New York Stock Exchange for the trading day immediately prior to the date of grant.

    The Board of Directors held twelve meetings during 1995. All members of the Board of Directors attended at least 75% of the aggregate number of meetings of the Board of Directors.

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

    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth as of March 15, 1996, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially 5% or more of the Company's common stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and each of the four remaining most highly compensated executive officers, and (iv) all executive officers and directors of the Company as a group.

                                                     Amount and        Percent
                                                      Nature of          of
    Name of Beneficial Owner                          Ownership        Class(p)
    ------------------------                          ---------        --------
    FMR Corp.(a) ..................................     3,930,931      12.66
     82 Devonshire Street
     Boston, MA 02109

    Denver Investment Advisors LLC(b)..............     3,849,760       12.40
     1225 17th Street, 26th Floor
     Denver, CO 80208

    Neuberger & Berman L.P. (c)....................     2,151,034        6.93
     605 Third Avenue
     New York, NY 10158-3698

    David A. Simon (d) ............................       533,895        1.72
    John M. Elwood (e) ............................       176,288           *
    Herbert Lust, II (f) ..........................        78,151           *
    Allen J. Ostroff (g) ..........................        60,000           *
    A.F. Petrocelli (h) ...........................        63,276           *
    Jack H. Nusbaum (i) ...........................        40,000           *
    Howard M. Lorber (j) ..........................        30,000           *
    Paul H. Hower (k) .............................        27,300           *
    Denis W. Driscoll (l) .........................        13,883           *
    Joseph Bernadino (m) ..........................        10,665           *
    John H. Leavitt (n) ...........................         8,110           *
    Richard T. Szymanski (o) ......................         7,332           *
    Douglas W. Vicari (p) .........................         7,332           *
    Timothy E. Aho (q).............................         3,666           *
    All directors and executive officers
      as a group (14 persons) (r) .................     1,059,898        3.41


    (a) FMR Corp. filed a Schedule 13G, dated February 14, 1996 with the Securities and Exchange Commission (the "SEC") reporting ownership of 3,930,931 shares of Common Stock, with sole voting power with respect to 44,999 shares and sole dispositive power with respect to 3,930,931 shares.

    (b) Denver Investment Advisors LLC filed a Schedule 13G, dated March 4, 1996 with the SEC reporting ownership of 3,849,760 shares of Common Stock, with sole voting power with respect to 2,382,160 and sold dispositive power with respect to 3,849,760 shares.

    (c) Neuberger & Berman L.P. filed a Schedule 13G, dated February 12, 1996 with the SEC reporting ownership of 2,151,034 shares of Common Stock, with sole voting power with respect to 461,450 shares, with shared voting power with respect to 253,600 and shared dispositive power with respect to 2,151,034 shares.

    (d) Includes 151,726 shares owned by David A. Simon, 146 shares owned by his wife and 249 shares held by Mr. Simon as custodian for his children. Mr. Simon disclaims beneficial ownership of the shares owned by his wife and held as custodian for his children. Also includes warrants to purchase 5,510 shares with an exercise price of $2.71 per share owned by Mr. Simon, 467 warrants owned by his wife, and 797 warrants held as custodian for his children. Mr. Simon disclaims beneficial ownership of the warrants owned by his wife and held as custodian for his children. Also includes options to purchase 375,000 shares with an exercise price of $3.20 per share as to 45,000 shares and $2.71 as to 300,000 shares.

    (e) Includes 47,500 shares, warrants to purchase 12,122 shares with an exercise price of $2.71 per share and options to purchase 20,000 shares at an exercise price of $3.81 per share, options to purchase 45,000 shares at an exercise price of $3.20 per share and options to purchase 25,000 at an exercise price of $7.38 per share and 26,666 shares with an exercise price of $9.25 per share.

    (f) Includes 10,000 shares owned by Herbert Lust, 23,151 shares held by a trust under which Mr. Lust and his wife are co-trustees and beneficiaries and options held by Mr. Lust to purchase 45,000 shares with an exercise price of $3.20 per share as to 35,000 and 10,000 shares with an exercise price of $9.31 per share.

    (g) Includes 5,000 shares and options to purchase 45,000 shares with an exercise price of $3.20 per share and 10,000 shares with an exercise price of $9.31 per share.

    (h) Includes 8,276 shares held by United Capital Corp. of which Mr. Petrocelli is Chairman of the Board of Directors and Chief Executive Officer and options held by Mr. Petrocelli to purchase 45,000 shares with an exercise price of $3.20 per share and 10,000 shares with an exercise price of $9.31 per share.

    (i) Includes 10,000 shares and options to purchase 10,000 shares with an exercise price of $7.25 per share, 10,000 shares with an exercise price of $9.50 per share, and 10,000 shares with an exercise price of $9.31 per share.

    (j) Includes options to purchase 30,000 shares with an exercise price of $7.25 per share as to 10,000 shares, 10,000 shares with an exercise price of $9.50 per share and 10,000 shares with an exercise price of $9.31 per share.

    (k) Includes 2,000 shares owned by Paul H. Hower, 300 shares owned by his wife and options to purchase 25,000 shares with an exercise price of $4.00 per share as to 20,000 shares and 5,000 shares with an exercise price of $7.63 per share.

    (l) Includes 5,520 shares owned by Mr. Driscoll, 200 shares held by Mr. Driscoll as custodian for his children and 100 shares held as custodian for his grandchild, warrants to purchase 64 shares with an exercise price of $2.71 per share, and options to purchase 7,999 shares with an exercise price of $3.63 per share as to 5,333 shares and 2,666 shares with an exercise price of $7.63 per share.

    (m) Includes 1,000 shares and options to purchase 9,665 shares with an exercise price of $3.63 per share as to 5,333 shares, 2,666 shares with an exercise price of $7.63, and 1,666 shares with an exercise price of $9.88 per share.

    (n) Includes 26 shares, warrants to purchase 85 shares with an exercise price of $2.71 per share and options to purchase 7,999 shares with an exercise price of $3.63 per share as to 5,333 shares and 2,666 shares with an exercise price of $7.63.

    (o) Includes options to purchase 7,332 shares with an exercise price of $3.63 per share as to 3,333 shares, 2,333 shares with an exercise price of $7.63 per share, and 1,666 shares with an exercise price of $9.88 per share.

    (p) Includes options to purchase 7,332 shares with an exercise price of $3.63 per share as to 3,333 shares, 2,333 shares with an exercise price of $7.63 per share, and 1,666 shares with an exercise price of $9.88 per share.

    (q) Includes 1,000 shares and options to purchase 2,666 shares with an exercise price of $7.625 per share.

    (r) With the exception of David Simon, the Directors and executive officers each owns less than one percent of the outstanding Common Stock and own approximately two percent of the outstanding Common Stock as a group. Percentages were based on 31,057,151 shares outstanding as of March 20, 1996. The asterisk indicates ownership of less than 1% of the shares outstanding.

    Item 13.      Certain Relationships and Related Transactions.

    A.F. Petrocelli, a Director of the Company, is the Chairman of the Board and Chief Executive Officer of United Capital Corp. and Howard Lorber, a Director of the Company, is also a director of United Capital Corp. In March 1994, the Company entered into management agreements with the corporate owners of two hotels who are affiliates of United Capital Corp. The Company received $120,000 in management fees for 1995.

    In March 1996, United Capital Corp. agreed to loan $4,000,000 to an entity in which the Company expects to have a 50% interest to finance the construction of a new hotel. United Capital Corp. has received $20,000 in commitment fees through March 1996 relating to this proposed loan.

    During 1989, a partnership in which Peter E. Simon, father of David A. Simon, is a partner acquired an interest in three hotels from PMI. In partial payment PMI received non-recourse junior loans aggregating $21,590,000. As of December 31, 1995, the aggregate balance owed on these loans was $21,472,766. The interest rates on these loans ranged from 9 1/2% to 11% per annum. The Company has restructured these loans in order to obtain payment based upon the available cash flow of the hotels. During 1995, the Company recognized $630,000 of interest income related to these loans. The Company managed these three hotels for the partnership and received $510,000 in management fees for 1995.

    During 1989, this same partnership acquired PMI's interest in eight hotel properties. In partial payment PMI received a junior non-recourse mortgage note in the principal amount of $9,647,450. The Company restructured this transaction as of December 1, 1992 by (i) conveying to the partnership its interest in one hotel property, and (ii) amending the principal amount and interest rate of the note to $8,103,362 and 8.2% per annum, respectively. No debt payments were made on these loans during 1995. The Company managed these nine hotels for the partnership and received $562,000 in accounting and management fees for 1995. In March 1996, the Company purchased these nine hotels from the partnership together with an additional nine hotels from two unrelated entities for an aggregate purchase price of $4,700,000. In a simultaneous transaction, the Company purchased from unrelated holders the first mortgage notes secured by the eighteen properties for $60,400,000. The partnership received $1,900,000 out of the purchase proceeds and the junior non-recourse note held by the Company was canceled.

    During February 1990, this same partnership purchased from PMI a note owed by a third party in the original principal amount of $3,255,380. This partnership paid PMI $488,318 in cash and granted PMI an 85% note participation. In partial settlement of its claim on the note, the Company acquired a hotel located in Miami, Florida in which the partnership has a 15% interest.

    In December 1993, the Company entered into a management agreement with the corporate owner of a hotel in which Peter E. Simon is a stockholder. The Company received $50,000 in management fees for 1995.

    The Company has a note receivable from John H. Leavitt, Senior Vice President- Sales and Marketing, with a balance of $38,065 at December 31, 1995. The note bears interest at 8.5% and is due in 2011.

    The Company has retained Willkie Farr & Gallagher as its legal counsel involving certain matters during its last fiscal year and anticipates it will continue such relationship with the firm in this fiscal year. Mr. Nusbaum, a Director of the Company, is the Chairman of the firm.

                                   PART IV

    Item 14       Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         (a)      1.       Financial Statement

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

                                    (b)     Reference is made to the Contract of
                                            Purchase and Sale between
                                            Hillsborough Associates, Meriden
                                            Hotel Associates, L.P., Wellesley I,
                                            L.P., Multi-Wellesley Limited
                                            Partnership and the Company dated
                                            March 6, 1996 filed as an Exhibit to
                                            the Company's 8-K dated March 21,
                                            1996, which is incorporated herein
                                            by reference.

                                    (c)     Reference is made to Consent of the
                                            Holders Thereof to the Purchase by
                                            the Company of the Outstanding First
                                            Mortgage Notes filed as an Exhibit
                                            to the Company's 8-K dated March 21,
                                            1996, which is incorporated herein
                                            by reference.

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

                                    (o)     Indenture, dated April 26, 1995,
                                            between the Company and the Trustee
                                            related to the issuance of 7%
                                            Convertible Subordinated Notes due
                                            2002.

                                    (p)     Indenture, dated January 23, 1996,
                                            between the Company and the Trustee
                                            related to 9 1/4% First Mortgage
                                            Notes due 2006.

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

                                    (m)     Reference is made to the Consent and
                                            Amendment to Prime Hospitality Corp.
                                            9.20% Junior Secured Notes filed as
                                            an Exhibit to the Company's Form
                                            10-K dated March 10, 1995.

                                    (n)     Reference is made to the Agreement
                                            dated February 6, 1995 among Suites
                                            of America, Inc., ShoLodge, Inc. and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10-K dated March
                                            10, 1995.

                                    (o)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between David A. Simon and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (p)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between John M. Elwood and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (q)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Paul H. Hower and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (r)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between John H. Leavitt and the

                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (s)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Denis W. Driscoll and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10-K dated March
                                            10, 1995.

                                    (t)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Timothy E. Aho and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (u)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Joseph Bernadino and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10-K dated March
                                            10, 1995.

                                    (v)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Richard T. Szymanski
                                            and the Company filed as an Exhibit
                                            to the Company's Form 10- K dated
                                            March 10, 1995.

                                    (w)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Douglas W. Vicari and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10- K dated March
                                            10, 1995.

                                    (x)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Richard Moskal and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (y)     Employment Agreement dated May 15,
                                            1995 between John Elwood and the
                                            Company.

                                    (z)     Employment Agreement dated August 1,
                                            1995 between David Simon and the
                                            Company.

                (21) Subsidiaries of the Company are as follows:

                                                          Jurisdiction of
       Name                                                Incorporation
       ----                                                -------------
    Dynamic Marketing Group, Inc.                            Delaware
    Fairfield Holding Corp.                                  Delaware
    Fairfield-Meridian Claims Service, Inc.                  Delaware
    FR Delaware, Inc.
      (Subsidiary of FR Management Corporation)              Delaware
    FR Management Corporation                                Virginia
    KSA Management, Inc.                                     Kansas
    Mahwah Holding Corp.                                     Delaware
    Market Segments, Incorporated                            Delaware
    PHC Construction Corp.                                   Delaware
    PHC Disaster Relief Fund, Inc.                           New Jersey
    PHC Hotels, Inc.                                         Delaware
    Prime-American Realty Corp.                              Delaware
    Prime Note Collections Company, Inc.                     Delaware
    Prime-O-Lene, Inc.                                       New Jersey
    Republic Motor Inns, Inc                                 Virginia

    (23) (a) Consent of Arthur Andersen LLP

         (b) Reports on Form 8-K: An 8-K was filed on March 21, 1996 announcing the Company's acquisition of 18 hotels, including 16 Wellesley Inns, for $65.1 million.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

                                                            PAGE
                                                            ----
FINANCIAL STATEMENTS:
   Report of Arthur Andersen LLP...........................  F-2

   Consolidated:
       Balance Sheets at December 31, 1994 and 1995........  F-3

       Statements of Income for the Years
           Ended December 31, 1993, 1994 and 1995 .........  F-4

       Statements of Stockholders' Equity for the Years
           Ended December 31, 1993, 1994 and 1995 .........  F-5

       Statements of Cash Flows for the Years
           Ended December 31, 1993, 1994 and 1995 .........  F-6

   Notes to Consolidated Financial Statements .............  F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

         We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries ("the Company") as of December 31, 1994 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Roseland, New Jersey
January 31, 1996, except with
respect to the matter discussed in
Note 16 as to which the date is
March 6, 1996

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1994       1995
                                                                         --------   --------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $ 12,524   $ 49,533
  Marketable securities available for sale ...........................      1,117     11,929
  Restricted cash ....................................................      9,725      8,973
  Accounts receivable, net of reserves of $125 and $213
    in 1994 and 1995, respectively ...................................      7,819     13,139
  Current portion of mortgages and notes receivable ..................      1,925      1,533
  Other current assets ...............................................      7,196      8,070
                                                                         --------   --------
          Total current assets .......................................     40,306     93,177

Property, equipment and leasehold improvements, net of accumulated
  depreciation and amortization ......................................    299,291    398,201
Mortgages and notes receivable, net of current portion ...............     81,260     64,962
Other assets .........................................................     14,075     16,901
                                                                         --------   --------
          TOTAL ASSETS ...............................................   $434,932   $573,241
                                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt ............................................   $  5,284   $  5,731
  Other current liabilities ..........................................     23,904     38,961
                                                                         --------   --------
          Total current liabilities ..................................     29,188     44,692

Long-term debt, net of current portion ...............................    178,545    276,920
Other liabilities ....................................................     23,134     18,713
                                                                         --------   --------
          Total liabilities ..........................................    230,867    340,325
                                                                         --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.10 per share; 20,000,000 shares authorized;
     none issued .....................................................       --         --
  Common stock, par value $.01 per share; 75,000,000 shares authorized
     30,409,371 and 31,004,499 shares issued and outstanding in 1994
     and 1995, respectively ..........................................        304        310
  Capital in excess of par value .....................................    171,774    183,050
  Retained earnings ..................................................     31,987     49,556
                                                                         --------   --------
          Total stockholders' equity .................................    204,065    232,916
                                                                         --------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $434,932   $573,241
                                                                         ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED DECEMBER 31,
                                                         1993         1994          1995
                                                       ---------    ---------    ---------
Revenues:
  Lodging ..........................................   $  69,487    $  88,753    $ 146,184
  Food and beverage ................................      12,270       18,090       37,955
  Management and other fees ........................      10,831       10,021        8,115
  Interest on mortgages and notes receivable .......      14,765       15,867       11,895
  Rental and other .................................       1,507        1,572        1,479
                                                       ---------    ---------    ---------
          Total revenues ...........................     108,860      134,303      205,628
                                                       ---------    ---------    ---------
Costs and expenses:
  Direct hotel operating expenses:
     Lodging .......................................      19,925       25,490       38,383
     Food and beverage .............................      10,230       13,886       28,429
     Selling and general ...........................      21,180       27,244       49,753
  Occupancy and other operating ....................       9,827        9,799       11,763
  General and administrative .......................      15,685       15,089       15,515
  Depreciation and amortization ....................       7,117        9,427       15,974
                                                       ---------    ---------    ---------
          Total costs and expenses .................      83,964      100,935      159,817
                                                       ---------    ---------    ---------

Operating income ...................................      24,896       33,368       45,811

Investment income ..................................       1,267        1,966        4,861
Interest expense ...................................     (16,116)     (13,993)     (21,603)
Other income .......................................       3,809        9,089        2,239
Other expense ......................................        --           --         (2,200)
                                                       ---------    ---------    ---------
Income before income taxes and extraordinary items .      13,856       30,430       29,108
Provision for income taxes .........................       5,681       12,172       11,643
                                                       ---------    ---------    ---------
Income before extraordinary items ..................       8,175       18,258       17,465
Extraordinary items -- gains on discharges of
  indebtedness (net of income taxes of $2,772,
  $120 and $70 in 1993, 1994 and 1995, respectively)       3,989          172          104
                                                       ---------    ---------    ---------
Net income .........................................   $  12,164    $  18,430    $  17,569
                                                       =========    =========    =========
Net income per common share:

  Income before extraordinary items ................   $     .27    $     .57    $     .54
  Extraordinary items ..............................         .13          .01         --
                                                       ---------    ---------    ---------
Net income per common share ........................   $     .40    $     .58    $     .54
                                                       =========    =========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK    CAPITAL IN
                                                 ----------------  EXCESS OF  RETAINED
                                                 SHARES    AMOUNT  PAR VALUE  EARNINGS    TOTAL
                                                 ------    ------  ---------  --------    -----
Balance December 31, 1992 ..................   29,912,794   $299   $136,090   $ 1,393   $137,782
Net income .................................         --      --        --      12,164     12,164
Utilization of net operating loss
  carryforwards ............................         --      --       4,525      --        4,525
Federal income tax refund ..................         --      --      16,462      --       16,462
Compensation expense related to stock option
  plan .....................................         --      --         225      --          225
Proceeds from exercise of stock options ....       30,000    --          81      --           81
Proceeds from exercise of stock warrants ...       45,880      1        124      --          125
                                               ----------   ----   --------   -------   --------
Balance December 31, 1993 ..................   29,988,674    300    157,507    13,557    171,364
Net income .................................         --      --        --      18,430     18,430
Utilization of net operating loss
  carryforwards ............................         --      --       5,861      --        5,861
Amortization of pre-fresh start tax
  basis differences ........................         --      --       6,954      --        6,954
Federal income tax refund ..................         --      --         200      --          200
Compensation expense related to stock option
  plan .....................................         --      --          60      --           60
Proceeds from exercise of stock options ....      216,080      2        640      --          642
Proceeds from exercise of stock warrants ...      204,617      2        552      --          554
                                               ----------   ----   --------   -------   --------
Balance December 31, 1994 ..................   30,409,371    304    171,774    31,987    204,065
Net income .................................         --      --        --      17,569     17,569
Utilization of net operating loss
  carryforwards ............................         --      --       3,370      --        3,370
Amortization of pre-fresh start tax
  basis differences ........................         --      --       6,167      --        6,167
Compensation expense related to stock option
  plan .....................................         --      --          16      --           16
Proceeds from exercise of stock options ....      220,159      2        705      --          707
Proceeds from exercise of stock warrants ...      374,969      4      1,018      --        1,022
                                               ----------   ----   --------   -------   --------
Balance December 31, 1995 ..................   31,004,499   $310   $183,050   $49,556   $232,916
                                               ==========   ====   ========   =======   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                               1993        1994        1995
                                                             --------    --------    ---------
Cash flows from operating activities:
  Net income .............................................   $ 12,164    $ 18,430    $  17,569
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization .......................      7,117       9,427       15,974
     Utilization of net operating loss carryforwards .....      4,525       5,861        3,370
     Gains on settlements of notes receivable ............       --        (6,224)        (822)
     Gains on discharges of indebtedness .................     (6,761)       (292)        (174)
     Gains on sales of assets ............................     (1,769)     (1,099)      (1,957)
     Amortization of pre-fresh start tax basis
       differences .......................................       --         6,954        6,167
     Deferred income taxes ...............................      1,541        (205)       1,556
     Compensation expense related to stock options .......        225          60           16
  Increase (decrease) from changes in other operating
     assets and liabilities:
     Accounts receivable .................................        269      (1,945)      (5,320)
     Other current assets ................................     (1,791)        127         (887)
     Other liabilities ...................................      4,208      (2,422)       5,359
                                                             --------    --------    ---------
     Net cash provided by operating activities ...........     19,728      28,672       40,851
                                                             --------    --------    ---------
Cash flows from investing activities:
  Net proceeds from mortgages and other notes receivable .     10,861      36,198       27,603
  Disbursements for mortgages and notes receivable .......       (515)     (1,100)     (12,704)
  Proceeds from sales of property, equipment and leasehold
     improvements ........................................      3,715       1,480        8,167
  Purchases of property, equipment and leasehold
     improvements ........................................    (14,346)    (63,360)    (113,517)
  Decrease in restricted cash ............................      1,903       1,268          752
  Proceeds from sales of marketable securities ...........       --         1,116        2,928
  Purchase of marketable securities ......................       --        (5,885)     (11,520)
  Insurance advances in excess of renovation payments ....       --          --          6,518
  Other ..................................................        663      (3,965)         846
                                                             --------    --------    ---------
     Net cash provided by (used in) investing
       activities ........................................      2,281     (34,248)     (90,927)
                                                             --------    --------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of debt .....................      2,771      19,026      119,360
  Payments of debt .......................................    (30,890)    (43,771)     (33,961)
  Proceeds from the exercise of stock options and
      warrants ...........................................        206       1,196        1,729
  Principal proceeds from federal income tax refund ......     16,462         200         --
  Reorganization items after emergence from bankruptcy ...     (5,605)       (120)         (43)
                                                             --------    --------    ---------
     Net cash provided by (used in) financing activities .    (17,056)    (23,469)      87,085
                                                             --------    --------    ---------
Net increase (decrease) in cash and cash equivalents .....      4,953     (29,045)      37,009
Cash and cash equivalents at beginning of period .........     36,616      41,569       12,524
                                                             --------    --------    ---------
Cash and cash equivalents at end of period ...............   $ 41,569    $ 12,524    $  49,533
                                                             ========    ========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1993, 1994 AND 1995

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

BASIS OF PRESENTATION:

         The Company emerged from the Chapter 11 reorganization proceeding of its predecessor, Prime Motor Inns, Inc. and certain of its subsidiaries ("PMI"), which consummated its Plan of Reorganization ("the Plan") on July 31, 1992.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS:

         Cash equivalents are highly liquid unrestricted investments with a maturity of three months or less when acquired.

MARKETABLE SECURITIES:

         Marketable securities consist primarily of commercial paper and other corporate debt and equity securities which mature or are available for sale within one year. Marketable securities are valued at current market value, which approximates cost.

RESTRICTED CASH:

         Restricted cash consists primarily of highly liquid investments that serve as collateral for debt obligations due within one year.

MORTGAGES AND NOTES RECEIVABLE:

         Mortgages and notes receivable are reflected at their fair value as of July 31, 1992, adjusted for payments and other advances since that date. The amount of interest income recognized on mortgages and notes receivable is generally based on the stated interest rate and the carrying value of the notes. The Company has a number of subordinated or junior mortgages which remit payment based on hotel cash flow. Because there was substantial doubt that the Company would recover any value, these mortgages were assigned no value in the Company's consolidated financial statements when the Company adopted fresh-start reporting on July 31, 1992. Interest on cash flow mortgages and delinquent loans is generally recognized when cash is received.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan (SFAS 114)" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118)." As defined in SFAS 114 and SFAS 118, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 and SFAS 118 require that the measurement of impairment of a loan be based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate. Impairment can also be measured based on a loan's observable market price or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. The effect of adopting these new accounting standards was immaterial in 1995.

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

         During 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121)". Following this standard, the Company evaluates whether impairment has occurred at each of its properties based upon the future cash flows (undiscounted and before interest charges) as compared to the carrying value of the property. Based upon its evaluation as of December 31, 1995, the Company has determined that no impairment has occurred.

OTHER ASSETS:

         Other assets consist primarily of deferred issuance costs related to the Company's 7% Convertible Subordinated Notes due 2002 and other debt obligations.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         Deferred issuance costs are amortized over the respective terms of the loans using the effective interest method.

SELF-INSURANCE PROGRAMS:

         The Company uses an incurred loss retrospective insurance plan for general and auto liability and workers' compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence and aggregate cash outlay.

         The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and dependents which is partially funded by payroll deductions. Payments for major medical and hospitalization below specified aggregate annual amounts are self-insured by the Company. Claims for benefits in excess of these amounts are covered by insurance purchased by the Company.

         Provisions have been made in the combined financial statements which represent the expected future payments based on the estimated ultimate cost for incidents incurred through the balance sheet date.

INCOME TAXES:

         The Company and its subsidiaries file a consolidated Federal income tax return. For financial reporting purposes, the Company follows SFAS No. 109 "Accounting for Income Taxes". In accordance with SFAS 109, as well as SOP 90-7, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carryforwards and other temporary differences that existed at the time fresh start reporting was adopted are reflected as a contribution to stockholders' equity in the period in which they are realized.

NET INCOME PER COMMON SHARE:

         Primary net income per common share is computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each year. The weighted average number of common shares used in computing primary net income per share was

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         30,721,000, 32,022,000 and 32,461,000 for the years ended December 31,
         1993, 1994 and 1995, respectively.

         Fully diluted net income per share, in addition to the adjustments for primary net income per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% Convertible Subordinated Notes from their issuance in April 1995. The weighted average number of common share used in computing fully diluted net income per share was 37,423,000 for the year ended December 31, 1995. Fully diluted net income per share has not been presented in the consolidated financial statements because the dilutive effect is not material.

PRE-OPENING COSTS:

         Non-capital expenditures incurred prior to opening new or renovated hotels such as payroll and other operating supplies are deferred and expensed within one year after opening. Preopening costs charged to expense were $-0-, $86,000 and $364,000 for the years ended December 31, 1993, 1994 and 1995. As of December 31, 1995, $261,000 of
         pre-opening costs are included in other current assets.

INTEREST RATE SWAPS:

         The Company has entered into an interest rate swap agreement which reduces the Company's exposure to interest rate fluctuations. The accounting treatment for the Company's off balance sheet interest rate swap agreement is to accrue net interest to be received or to be paid as an adjustment to interest expense.

RECLASSIFICATIONS:

         Certain reclassifications have been made to the December 31, 1993 and 1994 consolidated financial statements to conform them to the December 31, 1995 presentation.

NOTE 2 -- HOTEL PROPERTY ACQUISITIONS

         In March 1995, the Company acquired the option of ShoLodge, Inc. ("ShoLodge") to purchase a 50% interest in eleven of the Company's AmeriSuites hotels

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES and also acquired the remaining AmeriSuites hotel not already owned by the Company. In 1993, the Company and its wholly-owned subsidiary, Suites of America, Inc. ("SOA") entered into agreements with ShoLodge, a company controlled by a former director, designed to further the growth of its AmeriSuites hotels from the six hotels owned by the Company at that time. Pursuant to these agreements, (i) ShoLodge agreed to build and finance six additional AmeriSuites hotels and received an option to purchase a 50% interest in SOA and (ii) the Company received an option pursuant to which it could require ShoLodge to purchase a 50% interest in SOA. The exercise of the option by ShoLodge was scheduled to occur in January 1995, when the Company and ShoLodge began to negotiate the Company's buyout of ShoLodge's option. The consideration payable by the Company was based upon the fair market value of the properties. The consideration totaled $19,700,000 and was comprised of (i) $16,100,000 in cash, which was paid in 1995, plus (ii) $18,500,000 in notes maturing in 1997, less (iii) $14,900,000 of existing debt on five hotels, which was forgiven at face value. The transaction resulted in a net increase of approximately $3,600,000 of long-term debt. No gain or loss was recorded on the forgiveness of debt. As a result of this transaction, the Company assumed management of these hotels.

         In August 1995, the Company entered into an agreement to purchase four Bradbury Suites hotels for $18,700,000. The hotels, comprising 447 rooms, were subsequently converted to the Company's proprietary AmeriSuites brand. In August 1995, the Company also purchased the 149 room all-suite St. Tropez Hotel and Shopping Center in Las Vegas for $15,200,000. Revenues and expenses from these transactions have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements for the full year, reported results would not have been materially different.

NOTE 3 -- CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                      ---------------------------
                                                       1994                 1995
                                                       ----                 ----
Cash..............................................    $ 5,953              $ 4,312
Commercial paper and other cash equivalents.......      6,571               45,221
                                                      -------               ------
                  Totals..........................    $12,524              $49,533
                                                      =======              =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 4 -- MARKETABLE SECURITIES

         Marketable securities are comprised of the following:

                                             DECEMBER 31,
                                      -----------------------------
                                       1994                  1995
                                       ----                  ----
Equity securities..................   $ 1,117               $ 3,796
Corporate debt securities..........        --                 8,133
                                      -------               -------
                  Totals...........   $ 1,117               $11,929
                                      =======               =======


NOTE 5 -- MORTGAGES AND NOTES RECEIVABLE

         Mortgages and notes receivable are comprised of the following (in thousands):

                                                        DECEMBER 31,
                                                 ---------------------------
                                                   1994                 1995
                                                   ----                 ----
    Properties operated by the Company(a) ....   $60,609              $57,171
    Other(b) .................................    22,576                9,324
                                                  ------               ------
              Total ..........................    83,185               66,495
    Less current portion .....................    (1,925)              (1,533)
                                                 -------              -------
    Long-term portion ........................   $81,260              $64,962
                                                 =======              =======

------------
(a) At December 31, 1995, the Company is the holder of mortgage notes receivable with a book value of $43,293,000 secured primarily by four hotel properties operated by the Company under management agreements and $13,878,000 in mortgages secured primarily by four properties operated under lease agreements. These notes bear interest at rates ranging from 8.0% to 13.5% and mature through 2015. The mortgages were derived from the sales of hotel properties.

         The loans secured by hotel properties operated under management agreements pay interest and principal based upon available cash and include a participation in the future excess cash flow of such hotel properties. Two of these mortgages have been structured to include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow.

         In addition to the mortgage positions referred to above, the Company holds junior or cash flow mortgages and subordinated interests on six other hotel properties

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES operated by the Company under management agreements. Pursuant to these mortgage agreements, the Company is entitled to receive the majority of excess cash flow generated by these hotel properties and to participate in any future sales proceeds. With regard to these properties, third parties hold significant senior mortgages. The junior mortgages mature on various dates from 1999 through 2002.

         In accordance with the adoption of fresh start reporting under SOP 90-7, no value was assigned to the junior portions of the notes or the junior mortgages and subordinated interests on the other hotels as there was substantial doubt at the time of valuation that the Company would recover any of their value. As a result, interest income on these junior or cash flow mortgages is recognized when cash is received. During 1993, 1994 and 1995, the Company recognized $976,000, $2,000,000 and $1,950,000, respectively, of interest income related to these mortgages. Future recognition of interest income on these mortgages is dependent primarily upon the net cash flow of the underlying hotels after debt service, which is senior to the Company's junior positions.

(b) Other notes receivable currently bear interest at effective rates ranging from 4.0% to 10.0%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

NOTE 6 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                     DECEMBER 31,                YEARS OF
                                                                 ----------------------
                                                                   1994          1995           USEFUL LIFE
                                                                  ------        ------          -----------
    Land and land leased to others ...........................   $ 49,438       $ 69,765
    Hotels ...................................................    200,706        246,278           20 to 40
    Furniture, fixtures and autos ............................     46,021         67,001            3 to 10
    Leasehold improvements ...................................     11,336         26,038            3 to 40
    Construction in progress .................................      1,457         22,667
    Properties held for sale .................................      8,898             --
                                                                  -------        -------
      Sub-total ..............................................    317,856        431,749
      Less accumulated depreciation
        and amortization .....................................    (18,565)       (33,548)
                                                                 --------       --------
              Totals .........................................   $299,291       $398,201
                                                                 ========       ========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         At December 31, 1995, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $7,493,000 pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $9,599,000, of which $4,079,000 is scheduled to be received in the aggregate during the five-year period ending December 31, 2000.

         Depreciation and amortization expense on property, equipment and leasehold improvements was $7,015,000, $9,300,000 and $14,800,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

         During the years ended December 31, 1993, 1994 and 1995, the Company capitalized $0, $836,000 and $2,596,000, respectively, of interest related to borrowings used to finance hotel construction.

NOTE 7 -- OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following (in thousands):

                                                            DECEMBER 31,
                                                   ----------------------------
                                                     1994                 1995
                                                     ----                 ----
    Accounts payable ............................  $ 4,436               $6,940
    Interest ....................................    3,115                3,616
    Accrued payroll and related benefits ........    2,490                3,151
    Accrued expenses ............................    4,182                4,303
    Insurance reserves ..........................    5,123                6,007
    Hurricane damage reserve.....................       --                8,718
    Other .......................................    4,558                6,226
                                                   -------               ------
              Totals ............................  $23,904              $38,961
                                                   =======              =======

         In September 1995, the Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, United States Virgin Islands suffered damages when Hurricane Marilyn struck the U.S. Virgin Islands. At December 31, 1995, the Company has a reserve of $8,718,000 which consists of a $2,200,000 reserve (See Notes 8 and 11) established to cover the cost of the insurance deductible and $6,518,000 of insurance advances, net of funds that have been used to begin the restoration process.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 8 -- DEBT

         Debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                      -----------------------------
                                                        1994                 1995
                                                        ----                 ----
    10% Senior Secured Notes(a) ..................    $ 52,580             $ 30,374
    7% Convertible Subordinated Notes(b)..........          --               86,250
    Mortgages and other notes payable(c) .........     131,249              158,904
    Capitalized lease obligations(d)..............          --                7,123
                                                      --------             --------
    Total debt ...................................     183,829              282,651
    Less current maturities ......................      (5,284)              (5,731)
                                                      --------             --------
       Long-Term debt, net of current portion ....    $178,545             $276,920
                                                      ========             ========

(a) The 10% Senior Secured Notes were issued pursuant to the Plan, and mature on July 31, 1999. The collateral for the 10% Senior Secured Notes consists primarily of mortgages and notes receivable and real property, net of related liabilities (the "10% Senior Secured Note Collateral"), with a book value of $68,812,000 as of December 31, 1995.

         Interest on the 10% Senior Secured Notes is payable semi-annually. The 10% Senior Secured Notes require that 85% of the cash proceeds from the 10% Senior Secured Note Collateral be applied first to interest then to prepayment of principal. Aggregate principal payments on the 10% Senior Secured Notes are required in order that one-third of the principal balance outstanding on December 31, 1996 is paid by July 31, 1998 and all of the balance is paid by July 31, 1999. To the extent the cash proceeds from the 10% Senior Secured Note Collateral are insufficient to pay interest or required principal payments on the 10% Senior Secured Notes, the Company will be obligated to pay any deficiency out of its general corporate funds.

         The 10% Senior Secured Notes contain covenants which, among other things, require the Company to maintain a net worth of at least $100,000,000, and preclude cash distributions to stockholders, including dividends and redemptions, until the 10% Senior Secured Notes have been paid in full. As of December 31, 1995, the Company was in compliance with all covenants applicable to the 10% Senior Secured Notes.

         During 1994 the Company purchased through a third party agent approximately $5,200,000 of its 10% Senior Secured Notes for aggregate consideration of

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES approximately $4,800,000. These notes are currently held by the third party agent and have not been retired due to certain restrictions under the note agreements. The purchases were recorded as investments on the Company's balance sheet and no gains are recorded until the notes mature or are redeemed. During 1994, approximately $1,137,000 of the notes were retired resulting in a pretax extraordinary gain of approximately $105,000. During 1995, approximately $1,738,000 of the notes were retired resulting in a pretax extraordinary gain of $174,000. As of December 31, 1995, the Company had unrecognized holding gains of approximately $177,000 related to these securities.

(b) In 1995, the Company sold $86,250,000 of 7% Convertible Subordinated Notes due 2002. The notes are convertible into common stock at a price of $12 per share at the option of the holder and mature on April 15, 2002. The notes are redeemable, in whole or in part, at the option of the Company after April 17, 1998 at premiums to principal which decline on each anniversary date.

(c) The Company has mortgage and other notes payable of approximately $158,904,000 that are secured by mortgage notes receivable and hotel properties with a book value of $260,116,000. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1995 these notes bear interest at rates ranging from 6.6% to 10.5%, with a weighted average interest rate of 9.3%, and mature from 1996 through 2007.

         Subsequent to December 31, 1995, the Company entered into an agreement to extend the maturity of a loan in the amount of $32,097,000 secured by the Frenchman's Reef from December 1996 to July 1997. The loan will bear interest at the same rate currently in effect and principal payments will be waived until July 1997. All other terms and conditions of the loan shall remain in effect. The December 31, 1995 consolidated financial statements reflect the impact of this amendment.

         Additionally, the Company's debt related to the Frenchman's Reef is further secured by an assignment of property insurance proceeds related to the hurricane damage (See Notes 7 and 11). The lender has sole discretion concerning the utilization of such proceeds for refurbishment. The Company is discussing with the lender the terms under which the lender will make such funds available for refurbishment.

(d) The Company has $7,123,000 of capital lease obligations. Principal and interest on these capital lease obligations are generally paid monthly. At December 31,

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         1995, these leases bear interest at rates ranging from 6.7% to 12.45%, with a weighted average interest rate of 10.8%, and mature through 2001.

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

         Maturities of long-term debt for the next five years ending December 31 are as follows (in thousands):

          1996 ..........................................   $  5,731
          1997 ..........................................     83,127
          1998 ..........................................      4,877
          1999 ..........................................     33,714
          2000...........................................     28,277
          Thereafter ....................................    126,925
                                                            --------
          Total .........................................   $282,651
                                                            ========


          On January 23, 1996, the Company issued $120,000,000 of 9 1/4% First Mortgage Notes due 2006 (See Note 16). The Company utilized a portion of the proceeds to pay down $51,601,000 of debt outstanding at December 31, 1995. Included in this amount was $45,798,000 due in 1997.

NOTE 9 -- LEASE COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases various hotels under lease agreements with initial terms expiring at various dates from 1998 through 2022. The Company has options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1995 (in thousands):

          1996 .....................................     $ 4,854
          1997 .....................................       4,808
          1998 .....................................       4,762
          1999 .....................................       4,976
          2000......................................       4,681
          Thereafter ...............................      42,829
                                                          ------
          Total ....................................     $66,910
                                                         =======

         Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 1993, 1994 and 1995 (in thousands):

                                                         DECEMBER 31,
                                               ------------------------------------
                                                1993           1994           1995
                                                ----           ----           ----
    Rentals ..............................     $5,009         $4,654         $4,630
    Contingent rentals ...................        764            823            745
                                                -----         ------          -----
              Rental expense .............     $5,773         $5,477         $5,375
                                               ======         ======         ======

Employee Benefits

         The Company does not provide any material post employment benefits to its current or former employees.

Contingent Claims

         In April 1995, the Company received a second favorable ruling in its litigation with Financial Security Assurance, Inc. ("FSA") in which FSA sought approximately $31,200,000 previously received by the Company in settlement of a note and guaranty from Allen V. Rose and Arthur Cohen ("Rose and Cohen"). In an order dated April 25, 1995, the U.S. District Court for the Southern District of Florida (the "U.S. District Court") affirmed a lower court ruling approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company had previously reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25,000,000 plus proceeds from the sale of approximately 1,100,000 shares of the Company's common stock held by Rose, bringing the total settlement proceeds to approximately $31,200,000.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

FSA asserted that, under the terms of an intercreditor agreement, it was entitled to receive the settlement proceeds otherwise payable to the Company. The U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") ruled in favor of the Company in April 1994 and the Company used $25,000,000 of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court, which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay the 10% Senior Secured Notes. On May 23, 1995, FSA filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit. The Company believes that the U.S. Court of Appeals will affirm the U.S. District Court ruling and that there will be no effect on the Company's financial position or results of operations.

         The Company is involved in various other proceedings incidental to the normal course of its business. The Company believes that the resolution of these contingencies will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 10 -- INCOME TAXES

         The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 1993, 1994 and 1995 (in thousands):

                                                             DECEMBER 31,
                                                             ------------
                                                    1993          1994            1995
                                                    ----          ----            ----
    Current:
      Federal ................................    $ 2,167        $   970        $   320
      State ..................................        220             28            299
                                                  -------        -------        -------
                                                    2,387            998            619
    Deferred:
      Federal ................................      5,049          9,780          9,929
      State ..................................      1,017          1,514          1,165
                                                  -------        -------        -------
                                                    6,066         11,294         11,094
                                                  -------        -------        -------
              Total ..........................    $ 8,453        $12,292        $11,713
                                                  =======        =======        =======

         Income taxes are provided at the applicable federal and state statutory rates.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 1993, 1994 and 1995 (in thousands):

                                                                      DECEMBER 31,
                                                                      ------------
                                                            1993          1994            1995
                                                            ----          ----            ----
    Utilization of net operating loss ................    $ 4,525        $ 5,861        $ 3,370
    Amortization of pre-fresh start basis
      differences -- properties and notes ............      1,322          5,632          6,167
    Depreciation .....................................        144            200          1,400
    Leasehold reserves ...............................         --            450            158
    Property transactions ............................         --            320             --
    Compensation expense..............................         --             --            604
    Other ............................................         75         (1,169)          (605)
                                                           ------        -------         ------
              Total ..................................    $ 6,066        $11,294        $11,094
                                                          =======        =======        =======

         At December 31, 1995, the Company had available federal net operating loss carryforwards of approximately $114,271,000 which will expire beginning in 2005 and continuing through 2007. Of this amount, $96,080,000 is subject to an annual limitation of $8,735,000 under the internal revenue code due to a change in ownership of the company upon consummation of the Plan. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $8,673,000 which will expire during various periods from 1996 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

         In accordance with SFAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $39,995,000 against the deferred tax asset as of December 31, 1995. To the extent any available carryforwards or other tax benefits are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the years ended December 31, 1993, 1994 and 1995, the Company recognized $4,525,000, $5,861,000 and
$3,370,000, respectively of such benefits as a contribution to stockholders' equity.

         Additionally, the Company recognized $6,954,000 and $6,167,000 as a contribution to stockholders' equity for the years ended December 31, 1994 and 1995,

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 1994 and 1995.

NOTE 11 -- OTHER INCOME/EXPENSE

         Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following as of December 31, 1993, 1994 and 1995 (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                      1993         1994          1995
                                                      ----         ----          ----
     Gains on settlements of notes receivable        $    --       $6,355       $  822
     Gain on sale of property                          2,109        1,099        1,417
     Rebates of prior year's insurance premiums           --        1,579           --
     Interest on federal income tax refund             1,200           56           --
     Other                                               500           --           --
                                                       -----       ------       ------
         Total                                        $3,809       $9,089       $2,239
                                                      ======       ======       ======

         Other expense of $2,200,000 for the year ended December 31, 1995, consists of a reserve for insurance deductibles related to hurricane damage at the Frenchman's Reef (See Note 7).

NOTE 12 --        FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT
                  RISK

         The fair values of non-current financial assets and liabilities and other financial instruments are shown below. The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.

                                                      December 31, 1994                  December 31, 1995
                                                      -----------------                  -----------------
                                                   Carrying         Fair              Carrying           Fair
                                                    Amount          Value              Amount            Value
                                                    ------          -----              ------            -----
Mortgage and notes receivable                       $ 81,260       $ 91,604            $ 64,962         $ 76,058
Long-term debt                                       178,545        178,250             276,920          278,899
Other financial instruments
  (Interest rate swap agreement)                          --             --                  --              (15)

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         The fair value for mortgages and notes receivable is based on the valuation of the underlying collateral utilizing discounted cash flows and other methods applicable to the industry. Valuations for long-term debt are based on quoted market prices or at current rates available to the Company for debt of the same maturities. The fair value of the interest rate swap agreement is based on the estimated amount the Company would pay to terminate the agreement.

         The Company's mortgages and other notes receivable (See Note 5) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern and Southeastern United States.

NOTE 13 -- RELATED PARTY TRANSACTIONS

         The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 1993, 1994 and 1995 (in thousands):

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                         1993          1994            1995
                                                                         ----          ----            ----
    Management and other fee income(a) ...........................       $ 810        $ 1,165         $1,427
    Interest income(a) ...........................................          14          1,283            518
    Management fee expense(b) ....................................         222            679             --
    Interest expense(b) ..........................................         475            461             --
    Reservation fee expense(b) ...................................         468            317             --

(a) During 1995, the Company managed 15 hotels for partnerships in which related parties own various interests. The income amounts shown above primarily include transactions related to these hotel properties. On March 6, 1996, the Company acquired nine of these hotels (See Note 16).

(b) In 1991, the Company entered into an agreement with ShoLodge, a company controlled by a former director, whereby ShoLodge was appointed the exclusive agent to develop and manage certain hotel properties.

         In March 1995, the Company acquired ShoLodge's option to purchase the remaining 50% interest in all eleven hotels developed by ShoLodge and also

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES acquired the ownership interest of the remaining AmeriSuites hotel not already owned by the Company (See Note 2).

NOTE 14 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

STOCK OPTIONS

         The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. Total options reserved under these plans (net of amounts granted to date) as of December 31, 1995 are as follows:

         1995 Employee Stock Option Plan                     574,000
         1995 Non-Employee Director Stock Option Plan        250,000
                                                             -------
                  Total                                      824,000
                                                             =======

         Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire ten years from the date of grant. During 1995, options to purchase 648,000 shares of common stock were granted under this plan.

         Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. During 1995, options to purchase 50,000 shares of common stock were granted under this plan.

         Under the Company's 1992 Stock Option and Performance Incentive Plans, options to purchase 413,000, 367,000 and 15,000 shares of common stock were issued to employees in 1993, 1994 and 1995, respectively. The options were granted at prices which approximate fair market value at the date of grant. Generally, these options can be exercised during a participant's employment in equal annual installments over a three year period and expire six years from the date of grant.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         Options to purchase 315,000, 30,000 and 60,000 shares of common stock were issued to non-employee directors of the Company in 1993, 1994 and 1995, respectively, under the Company's 1992 Stock Option Plan. The options were granted at prices which approximate fair market value at the date of grant. Generally, one-third of these options were exercisable at the date of grant and the remaining options vest in equal annual installments over a two-year period. The options expire six years after the date of grant.

         During 1992, options to purchase 350,000 shares were granted to employee officers and directors under the Company's 1992 Stock Option Plan. All 350,000 shares are currently exercisable at December 31, 1995. In addition, options to purchase 330,000 shares were granted to a former officer in 1992. At December 31, 1995, all of these options were exercised. The exercise prices of the above options are based on the average market price one year from the date of grant which was determined to be $2.71 per share. Based on this exercise price, the amount of compensation expense attributable to these options was $225,000, $60,000 and $16,000 for the years ended December 31, 1993, 1994 and
1995, respectively.

         During 1995, the Financial Accounting Standards Board issued "Accounting for Stock Based Compensation (SFAS 123)." The new standard specifies permissible methods for valuing compensation attributable to stock options, as well as certain required disclosures. The Company is required to adopt the new standard beginning in 1996.

         The Company intends to continue to follow the compensation measurement method currently used, which is one of the permissible methods under SFAS 123. As a result, compensation expense attributable to stock option plans will continue to be measured by the excess, if any, of the market price of the Company's common stock on the date of grant over the exercise price of the option. Additional disclosures showing the pro forma effect of an alternative method will be included in the notes to financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

         The following is a summary of the various stock option plans:

                                                   NUMBER           OPTION PRICE
                                                  OF SHARES          PER SHARES
                                                  ---------          ----------
    Outstanding at December 31, 1993 ............   1,301,000
    Granted .....................................     397,000         $7.38-$7.63
    Exercised ...................................    (216,000)        $2.71-$3.63
    Canceled ....................................     (40,000)        $3.63-$7.63
                                                    ---------
    Outstanding at December 31, 1994 ............   1,442,000
                                                    ---------
    Granted .....................................     773,000        $9.25-$10.88
    Exercised ...................................    (222,000)        $2.71-$7.63
    Canceled ....................................    (165,000)        $3.63-$9.63
                                                    ---------
    Outstanding at December 31, 1995.............   1,828,000
                                                    =========
    Exercisable at December 31, 1995 ............     798,000         $2.71-$9.31
                                                    =========

WARRANTS

         Pursuant to the Plan, warrants to purchase 2,106,000 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expire five years after the date of grant. The exercise price was determined from the average per share daily closing price of the Company's common stock during the year following its reorganization on July 31, 1992. As of December 31, 1995 warrants to purchase 625,466 shares have been exercised.

NOTE 15 -- SUPPLEMENTAL CASH FLOW INFORMATION

         The following summarizes non-cash investing and financing activities for the years ended December 31, 1993, 1994 and 1995 (in thousands):

                                                                     DECEMBER 31,
                                                                     ------------
                                                         1993            1994            1995
                                                         ----            ----
    Hotels acquired in exchange for the
      assumption of mortgage notes payable ..........   $ 9,161         $18,718         $5,120
    Hotels received in settlement of mortgage
      notes receivable ..............................     3,500          54,521          2,702
    Sale of hotel in exchange for a mortgage
      note receivable ...............................   $ 6,500         $ 1,497          $  --

         Cash paid for interest was $16,347,000, $15,504,000 and $22,444,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

         Cash paid for income taxes was $2,697,000, $1,900,000 and $1,237,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

NOTE 16 -- SUBSEQUENT EVENTS

         On January 23, 1996, the Company issued $120,000,000 of 9 1/4% First Mortgage Notes due 2006. Interest on the notes will be payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after five years at premiums to principal which decline on each anniversary date. The Company utilized a portion of the proceeds to pay down $51,601,000 of debt outstanding as of December 31, 1995.

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65,100,000 in cash. The acquisition enables the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns owned and operated by the Company. The acquisition price was comprised of approximately $60,400,000 million to purchase the first mortgage on the 18 hotels with a face value of approximately $70,500,000 million and $4,700,000 to purchase the interests of the three partnerships which owned the hotels. Approximately $1,900,000 of the total purchase price was paid to a partnership in which a general partner is the father of David A. Simon, the Company's President and Chief Executive Officer. In connection with the transaction, the Company also terminated its management agreements and junior subordinated mortgages related to the 18 hotels.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIME HOSPITALITY CORP.

DATE: March 27, 1996                   By:

                                       /s/ DAVID A. SIMON
                                       ---------------------------------
                                       David A. Simon, Chairman of the
                                       Board of Directors, President and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.

SIGNATURE                  TITLE
---------                  -----
/s/ DAVID A. SIMON
------------------------
David A. Simon             Chairman of Board of Directors,
                           President, Chief Executive Officer
                           and Director (Principal Executive
                           Officer)

/s/ JOHN M. ELWOOD
------------------------
John M. Elwood             Chief Financial Officer, Executive
                           Vice President and Director (Principal,
                           Financial and Accounting Officer)

/s/ ALLEN J. OSTROFF
------------------------
 Allen J. Ostroff          Director

/s/ HERBERT LUST, II
------------------------
Herbert Lust, II           Director

/s/ A.F. PETROCELLI
------------------------
A.F. Petrocelli            Director

/s/ JACK H. NUSBAUM
------------------------
Jack H. Nusbaum            Director

/s/ HOWARD M. LORBER
------------------------
Howard M. Lorber           Director

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

                                    (b)     Reference is made to the Contract of
                                            Purchase and Sale between
                                            Hillsborough Associates, Meriden
                                            Hotel Associates, L.P., Wellesley I,
                                            L.P., Multi-Wellesley Limited
                                            Partnership and the Company dated
                                            March 6, 1996 filed as an Exhibit to
                                            the Company's 8-K dated March 21,
                                            1996, which is incorporated herein
                                            by reference.

                                    (c)     Reference is made to Consent of the
                                            Holders Thereof to the Purchase by
                                            the Company of the Outstanding First
                                            Mortgage Notes filed as an Exhibit
                                            to the Company's 8-K dated March 21,
                                            1996, which is incorporated herein
                                            by reference.

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

                                    (o)     Indenture, dated April 26, 1995,
                                            between the Company and the Trustee
                                            related to the issuance of 7%
                                            Convertible Subordinated Notes due
                                            2002.

                                    (p)     Indenture, dated January 23, 1996,
                                            between the Company and the Trustee
                                            related to 9 1/4% First Mortgage
                                            Notes due 2006.

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

                                    (m)     Reference is made to the Consent and
                                            Amendment to Prime Hospitality Corp.
                                            9.20% Junior Secured Notes filed as
                                            an Exhibit to the Company's Form
                                            10-K dated March 10, 1995.

                                    (n)     Reference is made to the Agreement
                                            dated February 6, 1995 among Suites
                                            of America, Inc., ShoLodge, Inc. and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10-K dated March
                                            10, 1995.

                                    (o)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between David A. Simon and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (p)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between John M. Elwood and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (q)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Paul H. Hower and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (r)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between John H. Leavitt and the

                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (s)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Denis W. Driscoll and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10-K dated March
                                            10, 1995.

                                    (t)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Timothy E. Aho and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (u)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Joseph Bernadino and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10-K dated March
                                            10, 1995.

                                    (v)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Richard T. Szymanski
                                            and the Company filed as an Exhibit
                                            to the Company's Form 10- K dated
                                            March 10, 1995.

                                    (w)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Douglas W. Vicari and
                                            the Company filed as an Exhibit to
                                            the Company's Form 10- K dated March
                                            10, 1995.

                                    (x)     Reference is made to the Change of
                                            Control Agreement dated February 15,
                                            1995 between Richard Moskal and the
                                            Company filed as an Exhibit to the
                                            Company's Form 10-K dated March 10,
                                            1995.

                                    (y)     Employment Agreement dated May 15,
                                            1995 between John Elwood and the
                                            Company.

                                    (z)     Employment Agreement dated August 1,
                                            1995 between David Simon and the
                                            Company.

                (21) Subsidiaries of the Company are as follows:

                                                          Jurisdiction of
       Name                                                Incorporation
       ----                                                -------------
    Dynamic Marketing Group, Inc.                            Delaware
    Fairfield Holding Corp.                                  Delaware
    Fairfield-Meridian Claims Service, Inc.                  Delaware
    FR Delaware, Inc.
      (Subsidiary of FR Management Corporation)              Delaware
    FR Management Corporation                                Virginia
    KSA Management, Inc.                                     Kansas
    Mahwah Holding Corp.                                     Delaware
    Market Segments, Incorporated                            Delaware
    PHC Construction Corp.                                   Delaware
    PHC Disaster Relief Fund, Inc.                           New Jersey
    PHC Hotels, Inc.                                         Delaware
    Prime-American Realty Corp.                              Delaware
    Prime Note Collections Company, Inc.                     Delaware
    Prime-O-Lene, Inc.                                       New Jersey
    Republic Motor Inns, Inc                                 Virginia

                     (23) (a) Consent of Arthur Andersen LLP