Form 10-Q/A
period 1995-06-30
PRIME HOSPITALITY CORP
filed 1996-05-01
CIK 80293

                                  FORM 10-Q/A

                         SECURITIES EXCHANGE COMMISSION

                            Washington, D.C.  20549


(MARK ONE)
  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
       ________________

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

                                 (201) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x  No
                                                ---   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  x    No
                           ---     -----

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

Item 6.  Exhibits and Reports on Form 8-K.



         (a)     Exhibit 3(a)     Restated Certificate of Incorporation of the
                                  Company, as amended
                 Exhibit 27       Financial Data Schedule (previously filed)


         (b) On April 25, 1995 a report on Form 8-K was filed announcing the Company's first quarter earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PRIME HOSPITALITY CORP.


Date:    April 30, 1996                    By:  /s/ David A. Simon
                                                -------------------------
                                                David A. Simon, President and
                                                Chief Executive Officer




Date:    April 30, 1996                    By:  /s/ John M. Elwood
                                                -------------------------
                                                John M. Elwood, Executive
                                                Vice President and Chief
                                                Financial Officer

                                 EXHIBIT INDEX


                Exhibit No.       Description
                -----------       -----------

                  Ex-3(a)         Restated Certificate of
                                  Incorporation, as amended

                  Ex-27           Financial Data Schedule
                                  (Previously filed)