Form 10-Q
period 1996-03-31
PRIME HOSPITALITY CORP
filed 1996-05-10
CIK 80293

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                            Washington, D.C.  20549


(MARK ONE)
            (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                  OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     TRANSITION PERIOD FROM _______ TO_______

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

                                 (201) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                              ------    ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  x      No
   ------     ------

The registrant had 31,106,014 shares of common stock, $.01 par value outstanding, as of May 8, 1996.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                     INDEX


                                                                                           PAGE
PART I.        FINANCIAL INFORMATION                                                      NUMBER
                                                                                          ------
Item 1.        Financial Statements

               Consolidated Balance Sheets-
                    December 31, 1995 and March 31, 1996  . . . . . . . . . . . . . . . .  1

               Consolidated Statements of Income
                    Three Months Ended March 31, 1995
                    and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  2

               Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1995
                    and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  3

               Notes to Interim Consolidated Financial Statements . . . . . . . . . . . .  4


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . . . . . . . . .  7



PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 16

Signatures                  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    DECEMBER 31,         MARCH 31,
                                                                        1995               1996
                                                                    ------------         ---------
                          ASSETS                                                        (Unaudited)
                          ------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . .         $49,533           $23,629
  Marketable securities available for sale . . . . . . . . . .          11,929             7,999
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . .           8,973             9,434
  Accounts receivable, net of reserves   . . . . . . . . . . .          13,139            14,318
  Current portion of mortgages and
    notes receivable   . . . . . . . . . . . . . . . . . . . .           1,533             1,173
  Other current assets   . . . . . . . . . . . . . . . . . . .           8,070             9,928
                                                                      --------          --------
      Total current assets   . . . . . . . . . . . . . . . . .          93,177            66,481

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization.                    398,201           529,916
Mortgages and notes receivable, net of
  current portion  . . . . . . . . . . . . . . . . . . . . . .          64,962            25,405
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .          16,901            21,074
                                                                      --------          --------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .        $573,241          $642,876
                                                                      ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Current portion of debt  . . . . . . . . . . . . . . . . . .          $5,731            $5,699
  Other current liabilities  . . . . . . . . . . . . . . . . .          38,961            40,250
                                                                      --------          --------
      Total current liabilities  . . . . . . . . . . . . . . .          44,692            45,949

Long-term debt, net of current portion . . . . . . . . . . . .         276,920           335,271
Other liabilities  . . . . . . . . . . . . . . . . . . . . . .          18,713            18,682
                                                                      --------          --------
      Total liabilities  . . . . . . . . . . . . . . . . . . .         340,325           399,902
                                                                      --------          --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued  . . . . . . . .              --                --
  Common stock, par value $.01 per share;
    75,000,000 shares authorized; 31,004,499 and
    31,049,512 shares issued and outstanding
    at December 31, 1995 and March 31,1996,
    respectively   . . . . . . . . . . . . . . . . . . . . . .             310               310
  Capital in excess of par value   . . . . . . . . . . . . . .         183,050           185,166
  Retained earnings  . . . . . . . . . . . . . . . . . . . . .          49,556            57,498
                                                                      --------          --------
      Total stockholders' equity   . . . . . . . . . . . . . .         232,916           242,974
                                                                      --------          --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $573,241          $642,876
                                                                      ========          ========


     See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED
                                                                MARCH  31,
                                                          1995            1996
                                                        -------          -------
Revenues:
  Lodging. . . . . . . . . . . . . . . . . . . . .      $34,375          $41,974
  Food and beverage . . . . . . . . . . . . . . .         8,884            8,024
  Management and other fees . . . . . . . . . . .         1,637            1,692
  Interest on mortgages and
    notes receivable  . . . . . . . . . . . . . .         3,026            2,681
  Business interruption insurance . . . . . . . .            --            3,739
  Rental and other  . . . . . . . . . . . . . . .           316              504
                                                        -------          -------
      Total revenues  . . . . . . . . . . . . . .        48,238           58,614
                                                        -------          -------

Costs and expenses:
  Direct hotel operating expenses:
    Lodging . . . . . . . . . . . . . . . . . . .         8,698           10,624
    Food and beverage  . . . . . . . . . . . . . .        6,657            6,914
    Selling and general  . . . . . . . . . . . . .       11,824           14,010
  Occupancy and other operating  . . . . . . . . .        2,611            3,482
  General and administrative  . . . . . . . . . .         3,872            4,219
  Depreciation and amortization . . . . . . . . .         3,976            5,224
                                                        -------          -------
      Total costs and expenses  . . . . . . . . .        37,638           44,473
                                                        -------          -------

Operating income . . . . . . . . . . . . . . . . .       10,600           14,141

Investment income . . . . . . . . . . . . . . . .           514            1,265
Interest expense . . . . . . . . . . . . . . . . .       (4,100)          (5,851)
Other income. . . . . . . . . . . . . . . . . . .            --            3,432
                                                        -------          -------

Income before income taxes
  and extraordinary items  . . . . . . . . . . . .        7,014           12,987
Provision for income taxes  . . . . . . . . . . .         2,806            5,195
                                                        -------          -------

Income before extraordinary items . . . . . . . .         4,208            7,792
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes)                          7              149
                                                        -------          -------

Net income . . . . . . . . . . . . . . . . . . . .      $ 4,215          $ 7,941
                                                        =======          =======

Earnings per common share:
  Primary:
    Income before extraordinary items . . . . . .       $   .13          $   .24
    Extraordinary items . . . . . . . . . . . . .            --               --
                                                        -------          -------
  Net earnings                                          $   .13          $   .24
                                                        =======          =======

  Fully diluted:
    Income before extraordinary items . . . . . .       $   .13          $   .22
    Extraordinary items . . . . . . . . . . . . .            --               --
                                                        -------          -------
  Net earnings                                          $   .13          $   .22
                                                        =======          =======



     See Accompanying Notes to Interim Consolidated Financial Statements.

                   PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1995            1996
                                                                        -------         -------
CASH FLOWS
- ----------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .  . .         $4,215          $7,941
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .  . .          3,976           5,224
    Business interruption insurance  revenue                                             (3,739)
    Utilization of net operating loss
      carryforwards . . . . . . . . . . . . . . . . . . . .  . .          1,418           1,958
    Gains on settlements of notes receivable . . . . . . . . . .             --          (1,778)
    Gains on discharges of indebtedness . . . . . . . . . .  . .            (11)           (249)
    Gains on sales of assets . . . . . . . . . . . . . . . . . .             --          (1,956)
    Compensation expense related to stock
      options . . . . . . . . . . . . . . . . . . . . . . .  . .             12              --
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . .  . .         (1,965)         (1,179)
      Other current assets . . . . . . . . . . . . . . . . . . .           (538)          1,883
      Other liabilities  . . . . . . . . . . . . . . . . . . . .         (2,258)            550
                                                                       --------        --------

      Net cash provided by operating
        activities  . . . . . . . . . . . . . . . . . . . .  . .          4,849           8,655
                                                                       --------        --------

Cash flows from investing activities:
  Net proceeds from mortgages and notes
    receivable  . . . . . . . . . . . . . . . . . . . . . .  . .          3,211           8,275
  Disbursements for mortgages and
    notes receivable  . . . . . . . . . . . . . . . . . . .  . .                           (800)
  Proceeds from sales of property, equipment
    and leasehold improvements  . . . . . . . . . . . . . .  . .             13           3,706
  Purchases of property, equipment and
    leasehold improvements  . . . . . . . . . . . . . . . .  . .        (16,072)       (103,648)
  Increase in restricted cash                                              (585)           (461)
  Proceeds from sales of marketable securities. . . . . . .  . .            100           4,856
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .  . .            415            (129)
                                                                       --------        --------

      Net cash used in investing activities . . . . . . . .  . .        (12,918)        (88,201)
                                                                       --------        --------

Cash flows from financing activities:
  Net proceeds from issuance of debt . . . . . . . . . . . . . .         39,000         114,979
  Payments of debt . . . . . . . . . . . . . . . . . . . . . . .         (1,533)        (61,494)
  Proceeds from the exercise of stock options
    and warrants . . . . . . . . . . . . . . . . . . . . . . . .            472             157
                                                                       --------        --------

      Net cash provided by financing activities . . . . . .  . .         37,939          53,642
                                                                       --------        --------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . . . . . . . . .         29,870         (25,904)

  Cash and cash equivalents at beginning of period . . . . . . .         12,524          49,533
                                                                       --------        --------
  Cash and cash equivalents at end of period  . . . . . . .  . .        $42,394         $23,629
                                                                       ========        ========


     See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -         BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations for the three months ended March 31, 1995 and 1996 and cash flows for the three months ended March 31 , 1995 and 1996.

         The financial statements for the three months ended March 31, 1995 and 1996 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1995.

         The consolidated results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 2 -         ACQUISITIONS

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65,100,000 in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns owned and operated by the Company. The acquisition price was comprised of approximately $60,400,000 to purchase the first mortgage on the 18 hotels with a face value of approximately $70,500,000 and $4,700,000 to purchase the interests of the three partnerships which owned the hotels. Approximately $1,900,000 of the total purchase price was paid to a partnership in which a general partner is the father of the Company's President and Chief Executive Officer. In connection with the transaction, the Company also terminated its management agreements and junior subordinated mortgages related to the 18 hotels. The transaction has been accounted for as a purchase and, accordingly, the revenues and expenses of these hotels have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since January 1, 1996, reported results would not have been materially different.

 Note 3 -        DEBT

         On January 23, 1996, the Company issued $120,000,000 of 9 1/4% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal which decline on each anniversary date. The Company utilized a portion of the proceeds to pay down $51,601,000 of debt.

Note 4 -         EARNINGS PER COMMON SHARE

         Primary earnings per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary earnings per share was 32,365,000 and 32,865,000 for the three months ended March 31, 1995 and 1996, respectively.

         Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 32,365,000 and 40,346,000 for the three months ended March 31, 1995 and 1996, respectively.

Note 5 -         BUSINESS INTERRUPTION INSURANCE REVENUE

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. Due to extensive property and business interruption insurance, the Company believes that its liquidity will be affected only to the extent of its insurance deductibles for which the Company provided a reserve of $2,200,000 in 1995. The Company has continued to operate the hotel and has repaired a majority of the damaged rooms on an interim basis. However, the impact of the hurricane has caused operating profits to decline from the prior year level. For the three months ended March 31, 1996, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company estimated its business interruption insurance proceeds assuming no growth over the prior year's profit level and recorded revenue and a corresponding receivable of $3,739,000. The Company is currently engaged in discussions with its insurance carrier regarding the amount of property and business interruption insurance proceeds to be paid and is assessing the extent of refurbishment required at the Frenchman's Reef.

 Note 6 -        OTHER INCOME

         Other income consists of items which are not considered part of the Company's recurring operations. For the three months ended March 31, 1996, other income consisted of a gain on the settlement of a note receivable of $1,778,000 and a gain on the sale of a hotel of $1,654,000.

PART I.     FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

            The Company is a leading hotel owner/operator which owns or leases 82 hotels (the "Owned Hotels") and manages 16 hotels (the "Managed Hotels") for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 9 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

            The Company has implemented a growth strategy which focuses on improving results at existing hotels, maximizing the value of its proprietary AmeriSuites and Wellesley Inns hotels and acquiring hotels with potential for operating and marketing improvements. For the three months ended March 31, 1996, earnings from recurring operations have increased by 36.2%, attributable to an 11.3% increase in revenue per available room ("REVPAR") at comparable hotels, the addition of 32 hotels primarily through acquisition or construction in the past two years and the impact of increased operating leverage. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

            In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. Due to extensive property and business interruption insurance, the Company believes that its liquidity will be affected only to the extent of its insurance deductibles for which the Company provided a reserve of $2.2 million in 1995. The Company has continued to operate the hotel and has repaired a majority of the damaged rooms on an interim basis. However, the impact of the hurricane has caused operating profits to decline from the prior year level. For the three months ended March 31, 1996, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company estimated its business interruption insurance proceeds assuming no growth over the prior year's profit level and recorded revenue and a corresponding receivable of $3.7 million. The Company is currently engaged in discussions with its insurance carrier regarding the amount of property and business interruption insurance proceeds to be paid and is assessing the extent of refurbishment required at the Frenchman's Reef.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

            The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three months ended March 31, 1996 and 1995. The results of the two hotels divested during 1995 and 1996 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                          Comparable Owned
                                                                     Total                   Hotels(1)
                                                              ------------------       ---------------------
                                                              Three Months Ended         Three Months Ended
                                                                   March 31,                 March 31,
                                                              1995         1996           1995       1996
                                                             -------       ----           ----       ----
                                                              (Dollars in thousands,except ADR and REVPAR)
Revenues:
  Lodging   . . . . . . . . . . . . . . . . . . . . . . .     $34,375      $41,974      $25,033    $28,279
  Food and Beverage   . . . . . . . . . . . . . . . . . .       8,884        8,024        5,336      5,908
  Management and Other Fees   . . . . . . . . . . . . . .       1,637        1,692
  Interest on Mortgages and Notes Receivable  . . . . . .       3,026        2,681
  Business Interruption Insurance . . . . . . . . . . . .         -          3,739
  Rental and Other  . . . . . . . . . . . . . . . . . . .         316          504
                                                            ---------     --------
     Total Revenues   . . . . . . . . . . . . . . . . . .      48,238       58,614

Direct Hotel Operating Expenses:
  Lodging   . . . . . . . . . . . . . . . . . . . . . . .       8,698       10,624        6,832      7,240
  Food and Beverage   . . . . . . . . . . . . . . . . . .       6,657        6,914        4,382      4,884
  Selling and General   . . . . . . . . . . . . . . . . .      11,824       14,010        8,274      9,237
Occupancy and Other Operating   . . . . . . . . . . . . .       2,611        3,482
General and Administrative  . . . . . . . . . . . . . . .       3,872        4,219
Depreciation and Amortization   . . . . . . . . . . . . .       3,976        5,224

Operating Income  . . . . . . . . . . . . . . . . . . . .      10,600       14,141
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue   . . . . .        25.3%        25.3%        27.3%      25.6%
  Food and Beverage, as a percentage of food and
     beverage revenue   . . . . . . . . . . . . . . . . .        74.9%        86.2%        82.1%      82.7%
Selling and General, as a percentage of lodging and
     food and beverage revenue  . . . . . . . . . . . . .        27.3%        28.0%        27.2%      27.0%
Occupancy and Other Operating, as a percentage of
     lodging and food and beverage revenue  . . . . . . .         6.0%         7.0%
General and Administrative, as a percentage of total
     revenue  . . . . . . . . . . . . . . . . . . . . . .         8.0%         7.2%
Other Data(2):
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        63.7%        65.9%        63.7%      66.8%
Average daily rate ("ADR")  . . . . . . . . . . . . . . .       $65.97       $69.78       $65.97     $70.03
Revenue per available room ("REVPAR") . . . . . . . . . .       $42.02       $45.95       $42.02     $46.75
Gross Operating Profit  . . . . . . . . . . . . . . . . .      $10,881      $17,194      $10,881    $12,826
- ---------------------

(1) For purposes of this discussion of results of operations for 1996 compared to 1995, comparable Owned Hotels refers to 46 Owned Hotels that were owned or leased by the Company during all of the three months ended March 31, 1995 and 1996. The Frenchman's Reef has not been classified as a comparable Owned Hotel due to the effect of the hurricane damage.

(2) For purposes of showing operating trends, the results of the Frenchman's Reef and the two disposed hotels have been excluded from the Other Data section of the table.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $7.6 million, or 22.1%, during the three months ended March 31, 1996 over the same period of the prior year. The increase was primarily due to incremental lodging revenues of $8.9 million from the 32 new hotels added during 1995 and 1996 with the balance coming from growth in revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $3.2 million, or 13.0%, for the three months ended March 31, 1996 as compared to the same period of the prior year driven by strong results at the Company's AmeriSuites hotels. The revenue gains were offset by a decrease of $4.2 million at the Frenchman's Reef attributable to the impact of the 1995 hurricane.

         The Company operates in three major segments of the industry: full-service, all-suites and limited-service. The following table illustrates the growth in REVPAR for the comparable Owned Hotels for the three months ended March 31, 1996 as compared to the same period in the prior year by industry segment:

           Full-service  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10.1%
           All-suites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19.9%
           Limited-service     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7.5%
                Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11.3%

         The REVPAR growth at comparable Owned Hotels reflects strong results in all of the Company's industry segments: full-service, its all-suite AmeriSuites and its limited-service Wellesley Inns. Repositioning efforts at both full-service and limited-service hotels contributed to the foregoing REVPAR increases. The improvements in REVPAR were generated by increases in ADR, which rose by 6.2%, and occupancy gains of 4.8% for the three month period as compared to the same period in the prior year.

         Food and beverage revenues decreased by $860,000, or 9.7%, for the three months ended March 31, 1996 compared to the same period in the prior year. This decrease was primarily due to lower food and beverage revenues at the Frenchman's Reef which declined by $2.4 million from the same period in the prior year due to the hurricane damage. This was partially offset by additional revenues of $1.0 million attributable to the new hotels and increased revenues at comparable Owned Hotels. Food and beverage revenues for comparable Owned Hotels increased by $572,000, or 10.7%, for the three months ended March 31, 1996, due primarily to increased banquet business at several hotels.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees increased by $55,000, or 3.4%, for the three months ended March 31, 1996 as compared to the same period in the prior year due primarily to increased incentive management fees partially offset by the conversions of Managed Hotels into Owned Hotels.

         Interest on mortgages and notes receivable during the period primarily related to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $345,000, or 11.4%, for the three months ended March 31, 1996 as compared to the same period in the prior year, primarily due to the Company's conversions of notes receivable into cash or hotel assets during 1995 and 1996. Interest on mortgages and notes receivable will continue to decrease and operating revenues and expenses will increase due to the March 31, 1996 conversion of a $22.4 million note into a long-term lease.

         Direct lodging expenses increased by $1.9 million, or 22.1%, for the three months ended March 31, 1996 compared to the same period in the prior year due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, remained constant at 25.3% during the three month periods. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 27.3% to 25.6% for the three month period due primarily to increases in ADR which had minimal corresponding increases in expenses.

         Direct food and beverage expenses increased by $257,000, or 3.9%, for the three months ended March 31, 1996 as compared to the same period in the prior year primarily due to increased banquet business. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 74.9% to 86.2% for the three month period. The increase was primarily due to the impact of decreased revenues from the food and beverage operations at the Frenchman's Reef. For comparable Owned Hotels direct food and beverage expenses, as a percentage of food and beverage revenue, remained relatively stable for both periods as the higher margins associated with the increased banquet business were offset by lower margins at the Hasbrouck Heights Crowne Plaza due to the refurbishing of the hotel. The Company anticipates completing this project during the second quarter.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $2.2 million, or 18.5%, for the three months ended March

31, 1996 as compared to the same period in the prior year due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased from 27.3% to 28.0% for the three month period due to increased utility and snow removal costs related to the severe winter weather. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased slightly from 27.2% to 27.0% for the three month periods, as the higher weather-related costs were offset by the impact of improved revenues.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. For the three months ended March 31, 1996, occupancy and other operating expenses increased by $871,000, or 33.4%, as compared to the same period in the prior year primarily due to the addition of new hotels and increased real estate taxes on certain hotels which were partially assessed in the prior year. As a result, occupancy and other operating expenses as a percentage of hotel revenues increased from 6.0% to 7.0% for the three month period.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned and Managed Hotels and general corporate expenses. General and administrative expenses increased by $347,000, or 9.0%, for the three months ended March 31, 1996, primarily due to increased personnel, advertising and training costs associated with opening new hotels. As a percentage of total revenues, general and administrative expenses decreased from 8.0% to 7.2% for the three month period due to operating leverage.

         Depreciation and amortization expense increased by $1.2 million, or 31.4%, for the three months ended March 31, 1996 as compared to the same period in the prior year due to the impact of new hotel properties acquired or opened in the past year and refurbishment efforts at several hotels.

         Interest expense increased by $1.8 million, or 42.7%, for the three months ended March 31, 1996 as compared to the same period in the prior year primarily due to the issuance of $86.3 million of 7% Convertible Subordinated Notes due 2002 (the "Convertible Notes") in April 1995 and a net increase of $68.4 million in debt, after application of the proceeds to repay indebtedness, from the $120.0 million First Mortgage Notes due 2006 ("the First Mortgage Notes") issued in January 1996. Investment income increased by $751,000 for the three month period primarily due to higher average cash balances generated by the new borrowings.

         Other income consists of items which are not part of the Company's recurring operations. Other income for the three months ended March 31, 1996 consisted of a gain on the settlement of a note receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million.

         Pretax extraordinary gains of approximately $249,000 relate to the retirement of secured notes with a face value of $8.5 million. Pretax extraordinary gains of approximately $11,000 for the three months ended March 31, 1995 relate to the retirement of debt with a face value of $388,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth strategy focuses on increasing its equity ownership in strategically positioned hotels. The Company is expanding its AmeriSuites hotel brand and expects to open 20 AmeriSuites hotels in 1996. Additionally, the Company has acquired and is repositioning 18 hotels acquired in March 1996, 16 of which are Wellesley Inns.

         The Company believes it has the financial resources available to execute its growth and hotel acquisition strategy. The Company's development and acquisition program has been funded over the past year primarily with the proceeds from the issuance of $86.3 million of Convertible Notes and $120.0 million of First Mortgage Notes. The Company intends to finance development and acquisitions in 1996 with existing cash balances, cash flow from operations and a secured revolving credit facility. The Company currently has 40 unencumbered hotels which may be used as collateral for this facility. The Company believes that these sources will be adequate to fund its growth strategy. Additionally, the Company believes that its cash flow from operations is sufficient to fund its anticipated working capital needs, routine capital expenditures and debt service obligations through 1996.

          At March 31, 1996, the Company had cash and cash equivalents of $23.6 million, current marketable securities of $8.0 million and restricted cash, which is primarily collateral for various debt obligations, of $9.4 million. Cash and cash equivalents and current marketable securities decreased by $29.8 million during the three months ended March 31, 1996 primarily due to the acquisition and development of hotels offset by new borrowings.

         The Company's major sources of cash for the three months ended March 31, 1996 were net proceeds of approximately $115.0 million from the issuance of the $120.0 million First Mortgage Notes in January 1996, cash flow from operations of $8.7 million and collections of mortgage and notes receivable of $8.3 million. The Company's major uses of cash during the quarter were capital expenditures relating primarily to acquisitions and development of $103.6 million and debt payments of $61.5 million.

         Cash flow from operations increased to $8.7 million for the three months ended March 31, 1996 as compared to $4.9 million for the same period in the prior year due to the improved operating results. Cash flow from operations was positively impacted by the utilization of net operating loss carry forwards ("NOLs") of $2.0 million for the three months ended March 31, 1996 as compared to $1.4 for the same period in the prior year. At March 31, 1996, the Company had federal NOLs relating to its predecessor, PMI, of approximately $119.2 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         Debt. In January 1996, the Company issued $120.0 million of First Mortgage Notes. Interest on the First Mortgage Notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The First Mortgage Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $51.6 million of indebtedness, with the remainder of the proceeds to be used to finance the development or acquisition of hotels or hotel portfolios.

         During the first quarter, the Company prepaid and retired $6.0 million of its senior secured notes resulting in pre-tax extraordinary gains of $60,000. The Company also retired $2.4 million of debt in conjunction with the sale of a hotel which resulted in a pre-tax extraordinary gain of $189,000. In April 1996, the Company, utilizing the proceeds from the settlement of a note receivable, prepaid and retired $6.5 million of senior secured notes. A pre-tax extraordinary gain of $45,000 will be recorded in the second quarter.

         The Company has $31.6 million of debt related to the Frenchman's Reef which was scheduled to mature in December 1996. In March 1996, the Company and the lender entered into an agreement to extend the maturity of the loan to July 1997. The loan bears interest at the same rate currently in effect and principal payments are waived until July 1997. All other terms and conditions of the loan remain in effect. See "--Capital Investments."

         The Company is currently negotiating a $150 million senior revolving credit facility (the "Revolving Credit Facility") with a group of financial institutions. Under the proposed agreement, the Revolving Credit Facility will be guaranteed by the Company and secured by substantially all of the Company's currently unencumbered hotels. Additional properties may be added subject to the approval of the lenders. The proceeds of this permanent financing will be used for the development and acquisition of hotel properties, the repayment of existing indebtedness and general corporate purposes. The Company anticipates that the Revolving Credit Facility will bear interest at a floating rate and be available for five years. The Company expects to enter into the Revolving Credit Facility in June 1996. In the interim, the Company may enter into a short term borrowing arrangement with one of the financial institutions secured by certain of these hotels to finance its development and working capital needs.

         Capital Investments. The Company has implemented a hotel development and acquisition program which focuses on the development of its AmeriSuites hotel chain and the consolidation of its Wellesley Inns chain. In connection with this program, the Company spent approximately $92.6 million in cash on acquisitions and construction funded primarily by a combination of existing cash balances, cash flow from operations and the issuance of the First Mortgage Notes.

         The Company plans to double the size of its AmeriSuites chain in 1996 by opening 20 new Amerisuites hotels. Since January 1, 1996, the Company has opened six new AmeriSuites hotels in Miami, Dallas, Cleveland and Detroit, bringing the number of AmeriSuites to 25 as of May 1, 1996. The Company has 16 AmeriSuites hotels under construction and 18 additional AmeriSuites sites under contract which are scheduled for the commencement of construction in 1996.

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns owned and operated by the Company. The Company intends to refurbish these hotels to ensure consistent quality and enhance the value of its brand.

         The Company is currently engaged in discussions with its insurance carrier regarding the amount of insurance proceeds to be paid and is assessing the extent of refurbishments at the Frenchman's Reef related to the September 1995 hurricane. Due to extensive property and business interruption insurance, the Company believes that its liquidity will be affected only to the extent of its insurance deductibles for which the Company provided a reserve of $2.2 million in 1995. Additionally, the Company's debt in the amount of $31.6 million related to the Frenchman's Reef is further secured by an assignment of property insurance proceeds. The lender has sole discretion concerning the utilization of such proceeds for refurbishment. The Company is discussing with the lender the terms under which the lender will make such funds available.

         During the first quarter of 1996, the Company spent approximately $10.9 million on capital improvements at its Owned Hotels, of which approximately $4.6 million related to refurbishments and repositionings of recently acquired hotels. The Company intends to spend an additional $12 to $13 million in 1996 relating to the refurbishing and repositioning of the Hasbrouck Heights Crowne Plaza and the 16 recently acquired Wellesley Inns.

         Asset Realizations. The Company has pursued a strategy of converting mortgage notes receivable and other assets into cash or operating hotel assets. Since July 31, 1992, the Company has received $108.6 million in cash and added nine operating hotel assets through note settlements, lease terminations and property sales. During the first quarter, the Company received $8.3 million in cash in settlement of notes receivable and $3.7 million in cash on sales of properties resulting in gains of $3.4 million. In January 1996, the Company obtained control of the 210-room Cocoa Beach Howard Johnson Hotel by converting its $9.7 million mortgage note receivable into a long-term lease. On March 31, 1996, the Company obtained control of the 204- room Fairfield Radisson by converting its $22.4 million mortgage note receivable into a long-term lease.

         The Company is currently involved in litigation with Financial Security Assurance, Inc. ("FSA") in which FSA seeks approximately $31,200,000 received by the Company in settlement of a note and guaranty from Allen V. Rose and Arthur Cohen ("Rose and Cohen"). The

Company previously received two favorable court rulings approving the Company's settlement with Rose and Cohen and finding that the Company alone was entitled to the settlement proceeds. The Company had reached a settlement in 1993 with Rose and Cohen which provided for Rose or his affiliate to pay the Company $25,000,000 plus proceeds from the sale of approximately 1,100,000 shares of the Company's common stock held by Rose, bringing the total settlement proceeds to approximately $31,200,000. FSA asserted that, under the terms of an intercreditor agreement, it was entitled to receive the settlement proceeds otherwise payable to the Company. The U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") ruled in favor of the Company in April 1994 and the Company used $25,000,000 of the settlement proceeds to retire certain senior secured notes. FSA appealed to the U.S. District Court for the Southern District of Florida (the "U.S. District Court"), which affirmed the Bankruptcy Court's ruling. On May 12, 1995, the Company used the remaining proceeds plus accrued interest to prepay senior secured notes. On May 23, 1995, FSA filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit (the "U.S. Court of Appeals"). On April 10, 1996, the case was presented before the U.S. Court of Appeals. The Company believes that the U.S. Court of Appeals will affirm the U.S. District Court ruling and that there will be no effect on the Company's financial position, results of operations or liquidity.

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.


    (a) On March 21, 1996 a report on Form 8-K was filed announcing the Company's acquisition of 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65,100,000 in cash.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             PRIME HOSPITALITY CORP.



Date:    May 10, 1996                        By: /s/ David A. Simon
                                                 -------------------------
                                             David A. Simon, President and
                                             Chief Executive Officer



Date:    May 10, 1996                        By: /s/ John M. Elwood
                                                 -------------------------
                                             John M. Elwood, Executive
                                             Vice President and Chief
                                             Financial Officer

EXHIBIT INDEX
- -------------

Exhibit No.                 Description
- ----------                  -----------
EX-27                       Financial Data Schedule