Form 10-Q
period 1996-06-30
PRIME HOSPITALITY CORP
filed 1996-08-13
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549



(MARK ONE)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

The registrant had 39,715,854 shares of common stock, $.01 par value outstanding, as of August 9, 1996.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX



                                                                      PAGE
PART I.    FINANCIAL INFORMATION                                     NUMBER
                                                                     ------
Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets-
               December 31, 1995 and June 30, 1996..............        1

           Consolidated Statements of Income
               Three and Six Months Ended June 30, 1995
               and June 30, 1996................................        2

           Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1995
               and June 30, 1996................................        3

           Notes to Interim Consolidated Financial Statements...        4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations........        7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................       19

Signatures     .................................................       20

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1995           1996
                                                                                         ----           ----
                                ASSETS                                                               (Unaudited)
                                ------
Current assets:
     Cash and cash equivalents .................................................       $ 49,533       $ 40,645
     Marketable securities available for sale ..................................         11,929          2,400
     Restricted cash ...........................................................          8,973          3,098
     Accounts receivable, net of reserves ......................................         13,139         14,710
     Current portion of mortgages and
         notes receivable ......................................................          1,533            994
     Other current assets ......................................................          8,070         12,677
                                                                                       --------       --------
            Total current assets ...............................................         93,177         74,524

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization ..........................        398,201        561,908
Mortgages and notes receivable, net of
     current portion ...........................................................         64,962         25,053
Other assets ...................................................................         16,901         21,700
                                                                                       --------       --------

            TOTAL ASSETS .......................................................       $573,241       $683,185
                                                                                       ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
     Current portion of debt ...................................................       $  5,731       $  4,097
     Other current liabilities .................................................         38,961         45,171
                                                                                       --------       --------
            Total current liabilities ..........................................         44,692         49,268

Long-term debt, net of current portion .........................................        276,920        363,132
Other liabilities ..............................................................         18,713         18,156
                                                                                       --------       --------

            Total liabilities ..................................................        340,325        430,556
                                                                                       --------       --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued .............................             --             --
     Common stock, par value $.01 per share;
         75,000,000 shares authorized; 31,049,512 and
         31,141,898 shares issued and outstanding
         at December 31, 1995 and June 30, 1996,
         respectively ..........................................................            310            311
     Capital in excess of par value ............................................        183,050        187,631
     Retained earnings .........................................................         49,556         64,687
                                                                                       --------       --------

            Total stockholders' equity .........................................        232,916        252,629
                                                                                       --------       --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................       $573,241       $683,185
                                                                                       ========       ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                         1995           1996           1995           1996
                                                         ----           ----           ----           ----
Revenues:
     Lodging ...................................       $35,750        $52,274        $70,125        $ 94,248
     Food and beverage .........................        10,691         11,456         19,575          19,479
     Management and other fees .................         2,044          1,791          3,681           3,484
     Interest on mortgages and
         notes receivable ......................         2,888          1,023          5,914           3,704
     Business interruption insurance ...........            --          2,891             --           6,629
     Rental and other ..........................           330            458            646             962
                                                       -------        -------        -------        --------
            Total revenues .....................        51,703         69,893         99,941         128,506
                                                       -------        -------        -------        --------

Costs and expenses:
     Direct hotel operating expenses:
         Lodging ...............................         9,595         13,526         18,293          24,150
         Food and beverage .....................         7,774          8,675         14,431          15,589
         Selling and general ...................        12,109         15,734         23,933          29,743
     Occupancy and other operating .............         2,781          4,102          5,392           7,584
     General and administrative ................         3,589          4,538          7,461           8,757
     Depreciation and amortization .............         3,797          6,540          7,773          11,764
                                                       -------        -------        -------        --------
            Total costs and expenses ...........        39,645         53,115         77,283          97,587
                                                       -------        -------        -------        --------

Operating income ...............................        12,058         16,778         22,658          30,919

Investment income ..............................         1,415            856          1,929           2,121
Interest expense ...............................        (5,886)        (5,696)        (9,986)        (11,547)
Other income ...................................           605             --            605           3,432
                                                       -------        -------        -------        --------

Income before income taxes
     and extraordinary items ...................         8,192         11,938         15,206          24,925
Provision for income taxes .....................         3,277          4,775          6,083           9,970
                                                       -------        -------        -------        --------

Income before extraordinary items ..............         4,915          7,163          9,123          14,955
Extraordinary items - Gains on discharges of
     indebtedness (net of income taxes) ........            54             27             61             176
                                                       -------        -------        -------        --------

Net income .....................................       $ 4,969        $ 7,190        $ 9,184        $ 15,131
                                                       =======        =======        =======        ========

Earnings per common share:
Primary:
     Income before extraordinary items .........       $   .15        $   .22        $   .28        $    .45
     Extraordinary items .......................            --             --             --             .01
                                                       -------        -------        -------        --------
Net earnings ...................................       $   .15        $   .22        $   .28        $    .46
                                                       =======        =======        =======        ========

Fully diluted:
     Income before extraordinary items .........       $   .15        $   .20        $   .28        $    .42
     Extraordinary items .......................            --             --             --              --
                                                       -------        -------        -------        --------
Net earnings ...................................       $   .15        $   .20        $   .28        $    .42
                                                       =======        =======        =======        ========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                 (IN THOUSANDS)


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                1995             1996
                                                                ----             ----
Cash flows from operating activities:
     Net income .......................................       $  9,184        $  15,131
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization ................          7,773           11,764
         Business interruption insurance revenue ......             --           (6,629)
         Utilization of net operating loss
            carryforwards .............................          2,836            4,131
         Gain on settlement of a note receivable ......             --           (1,771)
         Gains on discharges of indebtedness ..........           (102)            (293)
         Gain on disposal of assets ...................           (605)          (2,879)
         Increase (decrease) from changes in other
            operating assets and liabilities:
            Accounts receivable .......................         (2,558)          (1,571)
            Other current assets ......................         (1,148)           2,023
            Other liabilities .........................          2,263            4,944
                                                              --------        ---------

            Net cash provided by operating
              activities ..............................         17,643           24,850
                                                              --------        ---------

Cash flows from investing activities:
     Net proceeds from mortgages and notes
         receivable ...................................          3,543            8,407
     Disbursements for mortgages and
         notes receivable .............................        (12,704)            (800)
     Proceeds from sales of property, equipment
         and leasehold improvements ...................          1,671            3,706
     Purchases of property, equipment and
         leasehold improvements .......................        (36,462)        (142,256)
     Decrease in restricted cash ......................          5,994            5,875
     Proceeds from sales of marketable securities .....          1,012           10,752
     Purchases of marketable securities ...............        (18,460)              --
     Proceeds from retirement of debt securities ......             --            1,068
     Other ............................................            918            1,302
                                                              --------        ---------

            Net cash used in investing activities .....        (54,488)        (111,946)
                                                              --------        ---------

Cash flows from financing activities:
     Net proceeds from issuance of debt ...............        120,802          152,992
     Payments of debt .................................        (15,697)         (75,233)
     Proceeds from the exercise of stock options
         and warrants .................................          1,133              449
     Other ............................................            (52)              --
                                                              --------        ---------

            Net cash provided by financing
               activities .............................        106,186           78,208
                                                              --------        ---------
     Net increase (decrease) in cash and
         cash equivalents .............................         69,341           (8,888)

     Cash and cash equivalents at beginning
         of period ....................................         12,524           49,533
                                                              --------        ---------
     Cash and cash equivalents at end of period .......       $ 81,865        $  40,645
                                                              ========        =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 -          BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1995 and 1996 and cash flows for the six months ended June 30, 1995 and 1996.

         The financial statements for the three and six months ended June 30, 1995 and 1996 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1995.

         The consolidated results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 2 -          SALE OF COMMON STOCK

         In August 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company intends to use the net proceeds from the offering of approximately $141.3 million to finance, in part, the development of its proprietary AmeriSuites brand.

Note 3 -          DEBT

         On January 23, 1996, the Company issued $120 million of 9 1/4% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal which decline on each anniversary date. The Company utilized a portion of the proceeds to pay down $51.6 million of debt.

         On June 28, 1996, the Company established a revolving credit facility (the "Revolving Credit Facility") with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million and a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company.

Additional hotels may be added subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available for five years. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios. The Revolving Credit Facility also contains certain covenants which limit the incurrence of debt, liens, dividend payments, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. On June 28, 1996, the Company borrowed $40.0 million under the Revolving Credit Facility and proceeds were used to retire $20.0 million of interim financing with the remainder utilized principally for the development of AmeriSuites hotels. On August 5, 1996, the Company repaid the full amount of this borrowing under the Revolving Credit Facility with proceeds from the issuance of Common Stock (See
Note 2). As of August 10, 1996, the Company has borrowing availability of approximately $63 million under the Revolving Credit Facility.

         On August 2, 1996, the Company prepaid in full $26.7 million of debt secured by 10 hotels with the proceeds from the issuance of Common Stock (See
Note 2). The loans were due in February 2000 and bore interest at LIBOR plus 4.25%. The Company intends to utilize these hotels as additional collateral for the Revolving Credit Facility thereby increasing the borrowing availability under this facility.

Note 4 -          ACQUISITIONS

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand, with all 30 Wellesley Inns now owned and operated by the Company. The acquisition price was comprised of approximately $60.4 million to purchase the first mortgages on the 18 hotels, with a face value of approximately $70.5 million, and $4.7 million to purchase the interests of the three partnerships which owned the hotels. Approximately $1.9 million of the total purchase price was paid to a partnership in which a general partner is the father of the Company's President and Chief Executive Officer. In connection with the transaction, the Company also terminated its management agreements and junior subordinated mortgages related to the 18 hotels. The transaction has been accounted for as a purchase and, accordingly, the revenues and expenses of these hotels have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since January 1, 1996, reported results would not have been materially different.

Note 5 -          BUSINESS INTERRUPTION INSURANCE REVENUE

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. Although the Company has repaired a majority of the damaged rooms on an interim basis and has continued to operate the hotel, the impact of the hurricane has caused operating profits to decline from the prior year level. For the three and six months ended June 30, 1996 and 1995, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company recorded business interruption insurance revenue based on the claim settlement which is included in operating revenues. The Company is currently reviewing plans for further refurbishment of the Frenchman's Reef.

Note 6 -          EARNINGS PER COMMON SHARE

         Primary earnings per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary earnings per share was 32.6 million and 33.2 million for the three months ended June 30, 1995 and 1996, respectively, and 32.4 million and 33.0 million for the six months ended June 30, 1995 and 1996, respectively.

         Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 37.8 million and 40.5 million for the three months ended June 30, 1995 and 1996, respectively, and 35.1 million and 40.5 million for the six months ended June 30, 1995 and 1996, respectively.

Note 7 -          OTHER INCOME

         Other income consists of items which are not considered part of the Company's recurring operations. For the six months ended June 30, 1996, other income consisted of gains on the settlements of notes receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million. Other income of $605,000 for the three and six months ended June 30, 1995 relates to a gain on the sale of a land parcel.

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

         The Company's growth strategy focuses on the accelerated expansion of its proprietary AmeriSuites brand through new construction. For the three and six months ended June 30, 1996, earnings from recurring operations increased by 57.4% and 47.2%, reflecting an 11.7% and 11.4% increase in revenue per available room ("REVPAR") at comparable hotels, respectively, due primarily to the addition of 35 hotels primarily through acquisition or construction in the past two years and the impact of increased operating leverage. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. Although the Company has repaired a majority of the damaged rooms on an interim basis and has continued to operate the hotel, the impact of the hurricane has caused operating profits to decline from the prior year level. For the three and six months ended June 30, 1996 and 1995, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company recorded business interruption insurance revenue based on the claim settlement which is included in operating revenues. The Company is currently reviewing plans for further refurbishment of the Frenchman's Reef.

         The matters discussed in this Form 10-Q contain forward-looking statements that involve risks and uncertainties, including risks associated with the hospitality industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and six months ended June 30, 1996 and 1995. The results of the two hotels divested during 1995 and 1996 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                                 Comparable Owned
                                                                        Total                       Hotels(1)
                                                                        -----                       ---------
                                                                  Three Months Ended            Three Months Ended
                                                                       June 30,                      June 30,
                                                                  1995           1996           1995           1996
                                                                  ----           ----           ----           ----
INCOME STATEMENT DATA:                                              (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging ...............................................       $35,750        $52,274        $28,529        $31,958
  Food and Beverage .....................................        10,691         11,456          7,360          7,925
  Management and Other Fees .............................         2,044          1,791
  Interest on Mortgages and Notes Receivable ............         2,888          1,023
  Business Interruption Insurance .......................            --          2,891
  Rental and Other ......................................           330            458
                                                                -------        -------
     Total Revenues .....................................        51,703         69,893

Direct Hotel Operating Expenses:
  Lodging ...............................................         9,595         13,526          7,551          8,023
  Food and Beverage .....................................         7,774          8,675          5,357          5,708
  Selling and General ...................................        12,109         15,734          8,633          8,993
Occupancy and Other Operating ...........................         2,781          4,102
General and Administrative ..............................         3,589          4,538
Depreciation and Amortization ...........................         3,797          6,540

Operating Income ........................................        12,058         16,778
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ...........          26.8%          25.9%          26.5%          25.1%
  Food and Beverage, as a percentage of food and
     beverage revenue ...................................          72.7%          75.7%          72.7%          72.0%
  Selling and General, as a percentage of lodging and
     food and beverage revenue ..........................          26.1%          24.6%          24.1%          22.6%
Occupancy and Other Operating, as a percentage of
     lodging and food and beverage revenue ..............           6.0%           6.4%
General and Administrative, as a percentage of total
     revenue ............................................           7.0%           6.5%
OTHER DATA(2):
Occupancy ...............................................          72.5%          73.6%          73.2%          75.6%
Average daily rate ("ADR") ..............................       $ 64.60        $ 68.58        $ 64.82        $ 70.08
Revenue per available room ("REVPAR") ...................       $ 46.81        $ 50.48        $ 47.46        $ 52.99
Gross Operating Profit ..................................       $15,212        $26,266        $14,348        $17,159

- ---------------------

                                                                                                  Comparable Owned
                                                                         Total                       Hotels(1)
                                                                         -----                       ---------
                                                                    Six Months Ended              Six Months Ended
                                                                        June 30,                      June 30,
                                                                  1995           1996            1995           1996
                                                                  ----           ----            ----           ----
INCOME STATEMENT DATA:                                              (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging ...............................................       $70,125        $ 94,248        $53,562        $60,237
  Food and Beverage .....................................        19,575          19,479         12,695         13,833
  Management and Other Fees .............................         3,681           3,484
  Interest on Mortgages and Notes Receivable ............         5,914           3,704
  Business Interruption Insurance .......................            --           6,629
  Rental and Other ......................................           646             962
                                                                -------        -------
     Total Revenues .....................................        99,941         128,506

Direct Hotel Operating Expenses:
  Lodging ...............................................        18,293          24,150         14,383         15,263
  Food and Beverage .....................................        14,431          15,589          9,740         10,592
  Selling and General ...................................        23,933          29,743         16,907         18,231
Occupancy and Other Operating ...........................         5,392           7,584
General and Administrative ..............................         7,461           8,757
Depreciation and Amortization ...........................         7,773          11,764

Operating Income ........................................        22,658          30,919
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ...........          26.1%           25.6%          26.9%          25.3%
  Food and Beverage, as a percentage of food and
     beverage revenue ...................................          73.7%           80.0%          76.7%          76.6%
  Selling and General, as a percentage of lodging and
     food and beverage revenue ..........................          26.7%           26.2%          25.5%          24.6%
Occupancy and Other Operating, as a percentage of
     lodging and food and beverage revenue ..............           6.0%            6.7%
General and Administrative, as a percentage of total
     revenue ............................................           7.5%            6.8%
OTHER DATA(2):
Occupancy ...............................................          67.9%           70.1%          68.5%          71.2%
Average daily rate ("ADR") ..............................       $ 64.90        $  69.04        $ 65.35        $ 70.06
Revenue per available room ("REVPAR") ...................       $ 44.06        $  48.36        $ 44.75        $ 49.87
Gross Operating Profit ..................................       $26,112        $ 43,466        $25,227        $29,984

- ---------------------

(1) For purposes of this discussion of results of operations for 1996 compared to 1995, comparable Owned Hotels refers to 46 Owned Hotels that were owned or leased by the Company during all of the three and six months ended June 30, 1995 and 1996. The Frenchman's Reef has not been classified as a comparable Owned Hotel due to the effect of the hurricane damage.

(2) For purposes of showing operating trends, the results of the Frenchman's Reef and the two disposed hotels have been excluded from the Other Data section of the table.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $16.5 million and $24.1 million, or 46.1% and 34.4%, during the three and six months ended June 30, 1996, respectively over the same period of the prior year. The increase was primarily due to incremental lodging revenues of $17.5 million and $26.4 million for the three and six months, respectively from the 35 new hotels added during 1995 and 1996 with the balance coming from growth in revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $3.4 million and $6.6 million, or 12.0% and 12.5%, for the three and six months ended June 30, 1996 as compared to the same periods of the prior year driven by strong results at the Company's AmeriSuites hotels. The revenue gains were offset by a decrease of $2.9 million and $6.6 million for the three and six months, respectively, at the Frenchman's Reef attributable to the impact of the 1995 hurricane.

         The Company operates in three major segments of the industry: all-suites, full-service and limited-service. The following table illustrates the growth in REVPAR for the comparable Owned Hotels for the six months ended June 30, 1996 as compared to the same period in the prior year by industry segment:

                                  Three Months               Six Months
                                 Ended June 30,            Ended June 30,
                                      1996                      1996
                                      ----                      ----
         All-suites............       15.9%                     17.6%
         Full-service..........       11.6%                     10.9%
         Limited-service.......       11.1%                      9.0%
                  Total........       11.7%                     11.4%

         The REVPAR growth at comparable Owned Hotels reflects strong results in all of the Company's industry segments: its all-suite AmeriSuites, full-service and its limited-service Wellesley Inns. Repositioning efforts at both full-service and limited-service hotels contributed to the foregoing REVPAR increases. The improvements in REVPAR were generated by increases in ADR, which rose by 8.1% and 7.2% for the three and six month periods, respectively, and occupancy gains of 3.3% and 4.0% for the three and six month periods, respectively, as compared to the same periods in the prior year.

         Food and beverage revenues increased by $765,000 or 7.2% for the three months ended June 30, 1996 compared to the same period in the prior year. This increase was due primarily to increased banquet business and additional revenues from new hotels. This increase was offset by lower food and beverage revenues at the Frenchman's Reef which declined by $1.5 million for the same period in the prior year due to the hurricane damage. For the six months ended June 30, 1996, food and beverage revenues decreased by $100,000 compared to the same period in the prior year due to lower food and beverage revenues at the Frenchman's Reef. Food and beverage revenues for comparable Owned Hotels increased by $565,000 and $1.1 million or 7.7% and 9.0%, for the three and six months ended June 30, 1996 as compared to the same periods in the prior year, due primarily to increased banquet business at several hotels.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $253,000 and $197,000, or 12.4% and 5.4%, for the three and six months ended June 30, 1996 as compared to the same periods in the prior year, due primarily to the conversions of Managed Hotels into Owned Hotels.

         Interest on mortgages and notes receivable during the period primarily related to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $1.9 million and $2.2 million, or 64.6% and 37.4%, for the three and six months ended June 30, 1996 as compared to the same periods in the prior year, primarily due to the Company's conversions of notes receivable into cash or hotel assets during 1995 and 1996.

         Direct lodging expenses increased by $3.9 million and $5.9 million, or 41.0% and 32.0%, for the three and six months ended June 30, 1996 compared to the same periods in the prior year due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 26.8% to 25.9% for the three month period and from 26.1% to 25.6% for the six month period due primarily to increased ADR which has a minimal corresponding increase in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 26.5% to 25.1% for the three month period and from 26.9% to 25.3% for the six month period due primarily to increases in ADR.

         Direct food and beverage expenses increased by $901,000 and $1.2 million, or 11.6% and 8.0%, for the three and six months ended June 30, 1996, respectively, as compared to the same period in the prior year primarily due to increased banquet business. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 72.7% to 75.7% for the three month period and from 73.7% to 80.0% for the six month period. The increase was primarily due to the impact of decreased revenues from the food and beverage operations at the Frenchman's Reef. For comparable Owned Hotels direct food and beverage expenses, as a percentage of food and beverage revenue, decreased from 26.5% to 25.1% for the three month period and 26.9% to 25.3% for the six month period. The decrease was primarily to the higher margins associated with the increased banquet revenues.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $3.6 million and $5.8 million, or 29.9% and 24.3%, for the three and six months ended June 30, 1996, as compared to the same periods in the prior year due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 26.1% to 24.6% for the three month period and from 26.7% to 26.2% for the six month period due primarily to the impact of increases in ADR. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased from 24.1% to 22.6% for the three month period and from 25.5% to 24.6% for the six month period due to the ADR increases.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. For the three and six months ended June 30, 1996, occupancy and other operating expenses increased by $1.3 million and $2.2 million or 47.5% and 40.6%, as compared to the same periods in the prior year primarily due to the addition of new hotels and increased real estate taxes on certain hotels which were partially assessed in the prior year. As a result, occupancy and other operating expenses as a percentage of hotel revenues increased from 6.0% to 6.4% for the three month period and 6.0% to 6.7% for the six month period.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $900,000 and $1.3 million, or 26.5% and 17.4%, for the three and six months ended June 30, 1996, primarily due to increased advertising, personnel and training costs associated with opening new hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.9% to 6.5% for the three month period and from 7.5% to 6.8% for the six month period due to operating leverage.

         Depreciation and amortization expense increased by $2.7 million and $4.0 million, or 72.2% and 51.3%, for the three and six months ended June 30, 1996 as compared to the same period in the prior year due to the impact of new hotel properties acquired or opened in the past year and refurbishment efforts at several hotels.

         Interest expense decreased by $190,000, or 3.2%, for the three months ended June 30, 1996 as compared to the same period in the prior year primarily due to increased capitalized interest associated with the construction of AmeriSuites hotels. Interest expense increased by $1.6 million for the six months ended June 30, 1996 due to the issuance of $86.3 million of 7% Convertible Subordinated Notes due 2002 (the "Convertible Notes") in April 1995 and a net increase of $68.4 million in debt, after application of the proceeds to repay indebtedness, from the $120.0 million First Mortgage Notes due 2006 ("the First Mortgage Notes") issued in January 1996. Investment income increased by $559,000 and $192,000 for the three and six month periods primarily due to higher average cash balances generated by the new borrowings.

         Other income consists of items which are not part of the Company's recurring operations. Other income for the three and six months ended June 30, 1996 consisted of gains on the settlements of notes receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million. Other income of $605,000 for the three and six months ended June 30, 1995 relates to a gain on the sale of a land parcel.

         Pretax extraordinary gains of approximately $44,000 and $293,000 for the three and six months ended June 30, 1996, respectively, relate to the retirement of secured notes with a face value of $13.1 million. Pretax extraordinary gains of approximately $91,000 and $102,000 for the three and six months ended June 30, 1995 relate to the retirement of debt with a face value of $12.5 million.

LIQUIDITY AND CAPITAL RESOURCES

         Prime's principal growth strategy is the accelerated expansion of its AmeriSuites brand through the construction of new AmeriSuites hotels. Prime expects to have 39 AmeriSuites in operation by the end of 1996 and seeks to have more than 70 AmeriSuites open by the end of 1997.

         Prime believes it has sufficient resources available to fund its AmeriSuites growth strategy, including capital from the following sources: (i) net proceeds from the sale of 8.3 million shares of Common Stock in August 1996,
(ii) borrowings under its five-year secured Revolving Credit Facility and (iii) internally generated free cash flow from its portfolio of 98 hotels. In addition, Prime may enter into sale/leaseback transactions involving certain of its mid-priced limited-service and upscale full-service hotels, or seek additional debt financing secured by the Company's hotels.

         At June 30, 1996, the Company had cash and cash equivalents of $40.6 million, current marketable securities of $2.4 million and restricted cash, which is primarily collateral for various debt obligations, of $3.1 million. Cash and cash equivalents and current marketable securities decreased by $18.4 million during the six months ended June 30, 1996 primarily due to the acquisition and development of hotels, offset by new borrowings.

         The Company's major sources of cash for the six months ended June 30, 1996 were net proceeds of approximately $115.0 million from the issuance of the $120.0 million First Mortgage Notes in January 1996, net proceeds from borrowings under the Revolving Credit Facility of $38.0 million, cash flow from operations of $24.9 million and collections of mortgage and notes receivable of $8.4 million. The Company's major uses of cash during the quarter were capital expenditures relating primarily to acquisitions and development of $142.3 million and debt payments of $75.2 million.

         Cash flow from operations increased to $24.9 million for the six months ended June 30, 1996 as compared to $16.2 million for the same period in the prior year due to the improved operating results. Cash flow from operations was positively impacted by the utilization of net operating loss carry forwards ("NOLs") of $4.1 million for the six months ended June 30, 1996 as compared to $2.8 million for the same period in the prior year. At June 30, 1996, the Company had federal NOLs relating to its predecessor, PMI, of approximately $104.3 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         Common Stock. On August 2, 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company intends to use the net proceeds from the offering of approximately $141.3 million to finance, in part, the development of its proprietary AmeriSuites brand.

         Debt. On June 28, 1996, the Company established a Revolving Credit Facility with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million and a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. Additional hotels may be added subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available for five years. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios. The Revolving Credit Facility also contains certain covenants which limit the incurrence of debt, liens, dividend payments, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. On June 28, 1996, the Company borrowed $40.0 million under the Revolving Credit Facility and the proceeds were used to retire $20.0 million of interim financing with the remainder utilized principally for the development of AmeriSuites hotels. On August 5, 1996, the Company repaid the full amount of this borrowing under the Revolving Credit Facility with the proceeds from the issuance of Common Stock. As of August 10, 1996, the Company has borrowing availability of approximately $63.0 million under the Revolving Credit Facility.

         In May 1996, the Company borrowed $20.0 million from a financial institution with interest at LIBOR plus 2.25%. Proceeds were utilized for the development of AmeriSuites hotels. The borrowing was subsequently repaid with the proceeds from the Revolving Credit Facility.

         On August 2, 1996, the Company prepaid in full $26.7 million of debt secured by 10 hotels. The loans were due in February 2000 and bore interest at LIBOR plus 4.25%. The Company intends to utilize these hotels as additional collateral for the Revolving Credit Facility thereby increasing the borrowing availabilty under this facility.

         In January 1996, the Company issued $120.0 million of First Mortgage Notes. Interest on the First Mortgage Notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The First Mortgage Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $51.6 million of indebtedness, with the remainder of the proceeds used to finance the development or acquisition of hotels or hotel portfolios.

         During the first quarter, the Company prepaid and retired $6.0 million of its senior secured notes resulting in pre-tax extraordinary gains of $60,000. The Company also retired $2.4 million of debt in conjunction with the sale of a hotel which resulted in a pre-tax extraordinary gain of $189,000. In April 1996, the Company, utilizing the proceeds from the settlement of a note receivable, prepaid and retired $6.5 million of senior secured notes. A pre-tax extraordinary gain of $45,000 was recorded in the second quarter.

         The Company has $29.1 million of debt related to the Frenchman's Reef which was scheduled to mature in December 1996. In March 1996, the Company and the lender entered into an agreement to extend the maturity of the loan to July 1997. The loan continues to bear interest at the same rate and principal payments are waived until July 1997. All other terms and conditions of the loan remain in effect. See "--Capital Investments."

         Capital Investments. The Company's capital spending in the first half of 1996 was focused on the development of its AmeriSuites hotel chain and the consolidation of its Wellesley Inns chain. The Company spent approximately $125.8 million through June 1996 on acquisitions and construction funded primarily by a combination of existing cash balances, cash flow from operations, the issuance of the First Mortgage Notes and borrowings under the Revolving Credit Facility.

         The Company intends to rapidly expand its AmeriSuites chain through new construction. The Company has opened six new AmeriSuites hotels to date in 1996, in Miami (2), Dallas (2), Cleveland and Detroit, bringing the number of AmeriSuites to 25 as of July 1, 1996. The Company currently has 20 AmeriSuites hotels under construction and 25 additional AmeriSuites sites under contract. The Company expects to have 39 AmeriSuites in operation by the end of 1996 and seeks to have more than 70 AmeriSuites open by the end of 1997. During the first half of 1996, the Company spent $60.7 million on constructing new AmeriSuites hotels. The Company expects to spend a total of approximately $250 million on constructing new AmeriSuites hotels in 1996.

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand with all 30 Wellesley Inns now owned and operated by the Company. The Company intends to spend approximately $7 million to $8 million to refurbish these hotels to ensure consistent quality and enhance the value of its brand.

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. The Company is currently reviewing plans for further refurbishment of the Frenchman's Reef. The Company has utilized insurance proceeds received through June 30, 1996 in the amount of $7.8 million to reduce the Frenchman's Reef mortgage loan to $29.1 million and anticipates using a portion of the final insurance payment of $15.0 million to further reduce the loan. Under certain circumstances, the Company believes that the lender will re-lend these amounts for property refurbishment; however, the lender has sole discretion concerning such refurbishment loans. The Company is discussing with the lender the terms under which the lender may make such funds available.

         During the first half of 1996, the Company spent approximately $16.5 million on capital improvements at its Owned Hotels, of which approximately $6.7 million related to refurbishments and repositionings of recently acquired hotels. During the second quarter, the Company completed the repositioning of the Hasbrouck Heights Crowne Plaza. The Company intends to spend a total of $7 million to $8 million in 1996 and 1997 relating to the refurbishing and repositioning of the 16 recently acquired Wellesley Inns.

         Asset Realizations. The Company has pursued a strategy of converting mortgage notes receivable and other assets into cash or operating hotel assets. Since July 31, 1992, the Company has received $122.9 million in cash and added ten operating hotel assets through note settlements, lease terminations and property sales. During the first half of 1996, the Company received $8.3 million in cash in settlement of notes receivable and $3.7 million in cash on sales of properties resulting in gains of $3.4 million. In January 1996, the Company obtained control of the 210-room Cocoa Beach Howard Johnson Hotel by converting its $9.7 million mortgage note receivable into a long-term lease. On March 31, 1996, the Company obtained control of the 204-room Fairfield Radisson by converting its $22.4 million mortgage note receivable into a long-term lease.

    PART II.      OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  Reference is made to the Senior Secured Revolving Credit Agreement, dated as of June 26, 1996, among the Company, the lenders party thereto, Credit Lyonnais New York Branch, as Documentation Agent, and Bankers Trust Company, as Agent filed as an Exhibit to the Company's Amendment No. 1 to Form S-3 Registration Statement No. 333-7431 dated July 26, 1996, which is incorporated herein by reference.

                  Exhibit 11 - Computation of Earnings per Common Share

         (b)      Reports on Form 8-K.

                  On May 20, 1996, a report on Form 8-K/A, amending the Company's report on Form 8-K dated March 6, 1996, was filed for purposes of filing the financial statements of the 18 hotels (including 16 Wellesley Inns) acquired by the Company in March 1996.

                  On July 17, 1996, a report on Form 8-K was filed announcing the Company's earnings for the second quarter of 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                PRIME HOSPITALITY CORP.




Date:         August 12, 1996                   By:      /s/ David A. Simon
                                                         ------------------
                                                David A. Simon, President and
                                                Chief Executive Officer




Date:         August 12, 1996                   By:      /s/ John M. Elwood
                                                         ------------------
                                                John M. Elwood, Executive
                                                Vice President and Chief
                                                Financial Officer

                                EXHIBIT INDEX
                                -------------

                  Exhibit 11 - Computation of Earnings per Common Share

                  Exhibit 27 - Financial Data Schedule