Form 10-Q
period 1996-09-30
PRIME HOSPITALITY CORP
filed 1996-11-12
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


(MARK ONE)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM                 TO
                       ---------------    -----------------
                           Commission File No. 1-6869

                             PRIME HOSPITALITY CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                              22-2640625
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
Yes  x            No
    ---              ---
The registrant had 39,779,010 shares of common stock, $.01 par value outstanding, as of November 5, 1996.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                                NUMBER
                                                                                                       ------
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets-
                      December 31, 1995 and September 30, 1996........................................    1

                  Consolidated Statements of Income
                      Three and Nine Months Ended September 30, 1995
                      and September 30, 1996..........................................................    2

                  Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1995
                      and September 30, 1996..........................................................    3

                  Notes to Interim Consolidated Financial Statements..................................    4


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................................    8



PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K....................................................   20

Signatures            ................................................................................   21

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                   December 31,   September 30,
                                                                       1995           1996
                                                                   ------------   -------------
ASSETS                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents ..................................       $ 49,533       $ 73,474
  Marketable securities available for sale ...................         11,929            532
  Restricted cash ............................................          8,973            210
  Accounts receivable, net of reserves .......................         13,139         14,883
  Current portion of mortgages and
    notes receivable .........................................          1,533          1,360
  Other current assets .......................................          8,070          6,447
                                                                     --------       --------
      Total current assets ...................................         93,177         96,906

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization ...........        398,201        623,926
Mortgages and notes receivable, net of
  current portion ............................................         64,962         24,318
Other assets .................................................         16,901         20,856
                                                                     --------       --------

      TOTAL ASSETS............................................       $573,241       $766,006
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt ....................................       $  5,731       $  3,907
  Other current liabilities ..................................         38,961         47,977
                                                                     --------       --------
      Total current liabilities ..............................         44,692         51,884

Long-term debt, net of current portion........................        276,920        289,680
Other liabilities ............................................         18,713         18,304
                                                                     --------       --------

      Total liabilities ......................................        340,325        359,868
                                                                     --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued ................             --             --
  Common stock, par value $.01 per share;
    75,000,000 shares authorized; 31,004,449 and
    39,764,395 shares issued and outstanding
    at December 31, 1995 and September 30, 1996,
    respectively .............................................            310            398
  Capital in excess of par value .............................        183,050        332,951
  Retained earnings ..........................................         49,556         72,789
                                                                     --------       --------

      Total stockholders' equity .............................        232,916        406,138
                                                                     --------       --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............       $573,241       $766,006
                                                                     ========       ========


See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                    (In Thousands, Except Per Share Amounts)


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                     1995            1996             1995             1996
                                                     ----            ----             ----             ----
Revenues:
  Lodging ..................................       $ 38,032        $ 54,257        $ 108,157        $ 148,505
  Food and beverage ........................          8,521           8,751           28,096           28,230
  Management and other fees ................          2,399           1,737            6,080            5,221
  Interest on mortgages and
    notes receivable .......................          3,354           1,027            9,268            4,731
  Business interruption insurance ..........             --           2,616               --            9,245
  Rental and other .........................            397             459            1,042            1,421
                                                   --------        --------        ---------        ---------
      Total revenues .......................         52,703          68,847          152,643          197,353
                                                   --------        --------        ---------        ---------

Costs and expenses:
  Direct hotel operating expenses:
    Lodging ................................         10,268          13,769           28,561           37,919
    Food and beverage ......................          6,734           7,279           21,165           22,868
    Selling and general ....................         12,652          16,345           36,585           46,088
  Occupancy and other operating ............          2,824           4,185            8,216           11,769
  General and administrative ...............          3,950           4,330           11,410           13,087
  Depreciation and amortization ............          4,134           6,800           11,907           18,564
                                                   --------        --------        ---------        ---------
      Total costs and expenses .............         40,562          52,708          117,844          150,295
                                                   --------        --------        ---------        ---------

Operating income ...........................         12,141          16,139           34,799           47,058

Investment income ..........................          1,950           1,765            3,879            3,886
Interest expense ...........................         (5,947)         (5,282)         (15,933)         (16,829)
Other income ...............................            822             869            1,427            4,301
Other expense ..............................         (2,200)             --           (2,200)              --
                                                   --------        --------        ---------        ---------

Income before income taxes
  and extraordinary items ..................          6,766          13,491           21,972           38,416
Provision for income taxes .................          2,706           5,396            8,789           15,366
                                                   --------        --------        ---------        ---------

Income before extraordinary items ..........          4,060           8,095           13,183           23,050
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes) .......             12               7               73              183
                                                   --------        --------        ---------        ---------

Net income .................................       $  4,072        $  8,102        $  13,256        $  23,233
                                                   ========        ========        =========        =========

Earnings per common share:
Primary:
  Income before extraordinary items ........       $   0.12        $   0.21        $    0.41        $    0.66
  Extraordinary items ......................             --              --               --             0.01
                                                   --------        --------        ---------        ---------
Net earnings ...............................       $   0.12        $   0.21        $    0.41        $    0.67
                                                   ========        ========        =========        =========

Fully diluted:
  Income before extraordinary items ........       $   0.12        $   0.20        $    0.41        $    0.62
  Extraordinary items ......................             --              --               --               --
                                                   --------        --------        ---------        ---------
Net earnings ...............................       $   0.12        $   0.20        $    0.41        $    0.62
                                                   ========        ========        =========        =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                 (In Thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                1995             1996
                                                                ----             ----
Cash flows from operating activities:
  Net income..........................................         $13,256        $  23,233
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ....................          11,907           18,564
    Provision for hurricane damage ...................           2,200               --
    Utilization of net operating loss
      carryforwards ..................................           5,874            6,824
    Gains on settlements of a notes receivable .......            (822)          (1,771)
    Gains on discharges of indebtedness ..............            (121)            (305)
    Gain on disposal of assets .......................          (1,103)          (4,860)
    Compensation expense related to stock
      options ........................................              12               --
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable ............................          (4,764)          (1,744)
      Other current assets ...........................           1,393            1,624
      Other liabilities ..............................          (1,806)           7,898
                                                               -------        ---------

      Net cash provided by operating
        activities ...................................          26,026           49,463
                                                               -------        ---------

Cash flows from investing activities:
  Net proceeds from mortgages and notes
    receivable .......................................          14,672            8,789
  Disbursements for mortgages and
    notes receivable .................................         (12,704)            (800)
  Proceeds from sales of property, equipment
    and leasehold improvements .......................           1,784            8,336
  Purchases of property, equipment and
    leasehold improvements............................         (88,013)        (210,830)
  Proceeds from insurance settlement .................              --            9,000
  Decrease in restricted cash ........................             355            8,764
  Proceeds from sales of marketable securities .......           2,165           13,735
  Purchases of marketable securities..................         (24,145)           1,189
  Other ..............................................           1,086            1,888
                                                               -------        ---------

      Net cash used in investing activities...........        (104,800)        (159,929)
                                                               -------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of debt .................         120,159          172,345
  Payments of debt ...................................         (20,705)        (181,097)
  Proceeds from issuance of common stock .............              --          141,419
  Proceeds from the exercise of stock options
    and warrants .....................................           1,500            1,740
                                                               -------        ---------

      Net cash provided by financing
         activities...................................         100,954          134,407
                                                               -------        ---------
  Net increase in cash and
    cash equivalents .................................          22,180           23,941

  Cash and cash equivalents at beginning
    of period ........................................          12,524           49,533
                                                               -------        ---------
  Cash and cash equivalents at end of period .........       $  34,704        $  73,474
                                                             =========        =========

       See Accompanying Notes to Interim Consolidated Financial Statement

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -          BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1995 and 1996 and cash flows for the nine months ended September 30, 1995 and 1996.

         The financial statements for the three and nine months ended September 30, 1995 and 1996 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1995.

         The consolidated results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 2 -          SALE OF COMMON STOCK

         In August 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company is utilizing the net proceeds from the offering of approximately $141.4 million to finance, in part, the development of its proprietary AmeriSuites brand.

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

         On June 28, 1996, the Company established a revolving credit facility (the "Revolving Credit Facility") with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company.

Additional hotels may be added subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available for five years. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains certain covenants which limit the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. On June 28, 1996, the Company borrowed $40.0 million under the Revolving Credit Facility and proceeds were used to retire $20.0 million of interim financing with the remainder utilized principally for the development of AmeriSuites hotels. On August 5, 1996, the Company repaid the full amount of this borrowing under the Revolving Credit Facility with proceeds from the issuance of Common Stock (See Note 2). As of November 1, 1996, the Company has borrowing availability of approximately $60.0 million under the Revolving Credit Facility. The Company is in the process of adding 17 additional hotels to the collateral for the Revolving Credit Facility, which will increase the borrowing availability to the maximum amount of $100.0 million.

         On August 2, 1996, the Company prepaid in full $26.7 million of debt secured by 10 hotels with the proceeds from the issuance of Common Stock (See
Note 2). The loans were due in February 2000 and bore interest at LIBOR plus 4.25%. The hotels formerly used as collateral for this debt are included in the 17 hotels being added to the collateral for the Revolving Credit Facility.

         In October 1996, the Company entered into a six month interest rate swap agreement with a major financial institution to hedge its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates for approximately seven years on a $98.4 million notional principal amount.

Note 4 -          ACQUISITIONS

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand, with all 29 Wellesley Inns now owned and operated by the Company. The acquisition price was comprised of approximately $60.4 million to purchase the first mortgages on the 18 hotels, with a face value of approximately $70.5 million, and $4.7 million to purchase the interests of the three partnerships which owned the hotels. Approximately $1.9 million of the total purchase price was paid to a partnership in which a general partner is a related party. In connection with the transaction, the Company also terminated its management agreements and junior subordinated mortgages related to the 18 hotels. The transaction has been accounted for as a purchase and, accordingly, the revenues and expenses of these hotels have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since January 1, 1996, reported results would not have been materially different.

Note 5 -          BUSINESS INTERRUPTION INSURANCE REVENUE

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in the third quarter of 1995. Although the Company has repaired a majority of the damaged rooms on an interim basis and has continued to operate the hotel, the impact of the hurricane has caused operating profits to decline from the prior year level. For the three and nine months ended September 30, 1996 and 1995, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company recorded business interruption insurance revenue based on the claim settlement which is included in operating revenues. The Company is currently underway with plans to refurbish and upgrade the Frenchman's Reef. In addition to hurricane-related renovations, the plan provides for structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping.

Note 6 -          EARNINGS PER COMMON SHARE

         Primary earnings per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary earnings per share was 32.7 million and 38.7 million for the three months ended September 30, 1995 and 1996, respectively, and 32.1 million and 34.7 million for the nine months ended September 30, 1995 and 1996, respectively.

         Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 39.9 million and 45.8 million for the three months ended September 30, 1995 and 1996, respectively, and 36.7 million and 42.0 million for the nine months ended September 30, 1995 and 1996, respectively.

Note 7 -          OTHER INCOME

         Other income consists of items which are not considered part of the Company's recurring operations. For the three and nine months ended September 30, 1995 and 1996, other income consisted of the following:



                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                               1995       1996         1995         1996
                                               ----       ----       ------       ------
Gains on settlements of notes
  receivable ............................      $822       $ --       $  822       $1,515
Gains on sales of land parcels .........         --        869          605        1,184
Gain on sale of hotel ..................         --         --           --        1,602
                                               ----       ----       ------       ------
   Total ...............................       $822       $869       $1,427       $4,301
                                               ====       ====       ======       ======

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is a leading hotel owner/operator which, as of November 1, 1996, owns or leases 84 hotels (the "Owned Hotels") and manages 14 hotels (the "Managed Hotels") for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in 9 of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

         The Company's growth strategy focuses on the accelerated expansion of its proprietary AmeriSuites brand through new construction. For the three and nine months ended September 30, 1996, earnings from recurring operations increased by 55.0% and 50.0%, due primarily to an 11.4% and 11.2% increase in revenue per available room ("REVPAR") at comparable hotels, respectively, the addition of 35 hotels primarily through acquisition or construction in the past year and the impact of increased operating leverage. Although future results of operations may be adversely affected in the short-term by the costs associated with the acquisition and construction of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by these new hotels. The Company believes that it is well positioned to benefit from the expected continued improvements in the lodging industry due to its hotel equity ownership position and its growth strategy.

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered hurricane damage. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. Although the Company has repaired a majority of the damaged rooms on an interim basis and has continued to operate the hotel, the impact of the hurricane has caused operating profits to decline from the prior year level. For the three and nine months ended September 30, 1996, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company recorded business interruption insurance revenue based on the claim settlement which is included in operating revenues. The Company is currently underway with plans to refurbish and upgrade the Frenchman's Reef. In addition to hurricane-related renovations, the plan provides for structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping.

         The matters discussed in this Form 10-Q contain forward-looking statements that involve risks and uncertainties, including risks associated with the hospitality industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 1995

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and nine months ended September 30, 1996 and 1995. The results of the three hotels divested during 1995 and 1996 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                               Comparable Owned
                                                                    Total                         Hotels(1)
                                                              ------------------              ------------------
                                                              Three Months Ended              Three Months Ended
                                                                  September 30,                  September 30,
                                                              1995          1996             1995              1996
                                                              ----          ----             ----              ----
INCOME STATEMENT DATA:                                             (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging ...........................................       $38,032        $54,257           $32,296           $35,963
  Food and Beverage .................................         8,521          8,751             6,324             6,791
  Management and Other Fees .........................         2,399          1,737
  Interest on Mortgages and Notes Receivable ........         3,354          1,027
  Business Interruption Insurance ...................            --          2,616
  Rental and Other ..................................           397            459
                                                            -------        -------
     Total Revenues .................................        52,703         68,847

Direct Hotel Operating Expenses:
  Lodging ...........................................        10,268         13,769             8,493             8,786
  Food and Beverage .................................         6,734          7,279             4,976             5,216
  Selling and General ...............................        12,652         16,345             9,608            10,256
Occupancy and Other Operating .......................         2,824          4,185
General and Administrative ..........................         3,950          4,330
Depreciation and Amortization .......................         4,134          6,800

Operating Income ....................................        12,141         16,139
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue .......          27.0%          25.4%             26.3%             24.4%
  Food and Beverage, as a percentage of food and
     beverage revenue ...............................          79.0%          83.2%             78.7%             76.8%
  Selling and General, as a percentage of lodging and
     food and beverage revenue ......................          27.2%          25.9%             24.9%             24.0%
Occupancy and Other Operating, as a percentage of
     lodging and food and beverage revenue ..........           6.1%           6.6%
General and Administrative, as a percentage of total
     revenue ........................................           7.5%           6.3%
OTHER DATA(2):
Occupancy ...........................................          74.7%          73.9%             75.0%             76.0%
Average daily rate ("ADR") ..........................       $ 66.86        $ 71.08           $ 66.84           $ 73.45
Revenue per available room ("REVPAR") ...............       $ 49.97        $ 52.51           $ 50.13           $ 55.84
Gross Operating Profit ..............................       $16,899        $25,615           $15,543           $18,496

----------

                                                                                                 Comparable Owned
                                                                      Total                          Hotels(1)
                                                                -----------------                -----------------
                                                                Nine Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                              1995            1996             1995              1996
                                                              ----            ----             ----              ----
INCOME STATEMENT DATA:                                           (Dollars in thousands, except ADR and REVPAR)
Revenues:
  Lodging ...........................................       $108,157        $148,505           $84,168           $94,159
  Food and Beverage .................................         28,096          28,230            17,975            19,465
  Management and Other Fees .........................          6,080           5,221
  Interest on Mortgages and Notes Receivable ........          9,268           4,731
  Business Interruption Insurance ...................             --           9,245
  Rental and Other ..................................          1,042           1,421
                                                            --------        --------
     Total Revenues .................................        152,643         197,353

Direct Hotel Operating Expenses:
  Lodging ...........................................         28,561          37,919            22,386            23,533
  Food and Beverage .................................         21,165          22,868            13,812            14,857
  Selling and General ...............................         36,585          46,088            25,974            27,909
Occupancy and Other Operating .......................          8,216          11,769
General and Administrative ..........................         11,410          13,087
Depreciation and Amortization .......................         11,907          18,564

Operating Income ....................................         34,799          47,058
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue .......           26.4%           25.5%             26.6%             25.0%
  Food and Beverage, as a percentage of food and
     beverage revenue ...............................           75.3%           81.0%             76.8%             76.3%
  Selling and General, as a percentage of lodging and
     food and beverage revenue ......................           26.9%           26.1%             25.4%             24.6%
Occupancy and Other Operating, as a percentage of
     lodging and food and beverage revenue ..........            6.0%            6.7%
General and Administrative, as a percentage of total
     revenue ........................................            7.5%            6.6%
OTHER DATA(2):
Occupancy ...........................................           70.6%           71.5%             70.8%             72.8%
Average daily rate ("ADR") ..........................       $  66.01        $  69.94           $ 65.81           $ 71.19
Revenue per available room ("REVPAR") ...............       $  46.62        $  49.99           $ 46.61           $ 51.82
Gross Operating Profit ..............................       $ 49,942        $ 69,860           $39,971           $47,325

---------------------


(1) For purposes of this discussion of results of operations for 1996 compared to 1995, comparable Owned Hotels refers to 48 Owned Hotels that were owned or leased by the Company during all of the three months ended September 1996 and 1995 and the 46 Owned Hotels that were owned or leased by the Company during all of the nine months ended September 30, 1996 and 1995. The Frenchman's Reef has not been classified as a comparable Owned Hotel due to the effect of the hurricane damage.

(2) For purposes of showing operating trends, the results of the Frenchman's Reef and the three disposed hotels have been excluded from the Other Data section of the table.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $16.2 million and $40.3 million, or 42.7% and 37.3%, during the three and nine months ended September 30, 1996, respectively over the same period of the prior year. The increase was primarily due to incremental lodging revenues of $15.0 million and $40.0 million for the three and nine month periods, respectively, from the 35 new hotels added during the past year with the balance coming from growth in revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $3.7 million and $10.0 million, or 11.4% and 11.9%, for the three and nine months ended September 30, 1996 as compared to the same periods of the prior year driven by strong results at the Company's AmeriSuites and full-service hotels. The revenue gains were offset by a decrease of $2.2 million and $9.0 million for the three and nine months, respectively, at the Frenchman's Reef attributable to the impact of the 1995 hurricane.

         The Company operates in three major segments of the industry: all-suites, full-service and limited-service. The following table illustrates the growth in REVPAR for the comparable Owned Hotels for the three and nine months ended September 30, 1996 as compared to the same periods in the prior year by industry segment:

                                                                 Three Months             Nine Months
                                                                Ended Sept 30,           Ended Sept 30,
                                                                     1996                     1996
                                                                --------------           --------------
         All-suites...........................................        9.0%                     14.2%
         Full-service.........................................       16.8%                     12.8%
         Limited-service......................................        0.7%                      5.6%
                  Total.......................................       11.4%                     11.2%

         The REVPAR growth at comparable Owned Hotels is attributable to increased market recognition of the AmeriSuites brand in the all-suites segment and limited new supply combined with strong demand in the full-service segment. Repositioning initiatives at full-service hotels also contributed to the foregoing REVPAR increases. The Company's limited-service segment consists primarily of the Company's Wellesley Inns where renovations and lower occupancy levels impacted results in the third quarter. The improvements in REVPAR were generated by increases in ADR, which rose by 9.9% and 8.2% for the three and nine month periods, respectively, and occupancy gains of 1.3% and 2.8% for the three and nine month periods, respectively, over the same periods in the prior year.

         Food and beverage revenues increased by $230,000 and $134,000, or 2.7% and 0.5%, for the three and nine months ended September 30, 1996 over the same periods in the prior year. Food and beverage revenues increased due to strong growth at comparable hotels and additional revenues from two new hotels. The increases were partially offset by lower food and beverage revenues at the Frenchman's Reef which declined by $1.2 million and $5.2 million from the same periods in the prior year due to the hurricane damage. Food and beverage revenues for comparable outlets increased by $467,000 and $1.5 million, or 7.4% and 8.3%, for the three and nine months, due primarily to increased banquet business at several hotels.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $662,000 and $859,000, or 27.6% and 14.1%, for the three and nine months ended September 30, 1996 from the same periods in the prior year, due primarily to the conversions of Managed Hotels into Owned Hotels.

         Interest on mortgages and notes receivable during the period primarily related to mortgages secured by certain Owned Hotels and Managed Hotels. Interest on mortgages and notes receivable decreased by $2.3 million and $4.5 million, or 69.4% and 49.0%, for the three and nine months ended September 30, 1996 from the same periods in the prior year, primarily due to the Company's conversions of notes receivable into cash or hotel assets during 1995 and 1996.

         Direct lodging expenses increased by $3.5 million and $9.4 million, or 34.1% and 32.8%, for the three and nine months ended September 30, 1996 over the same periods in the prior year due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 27.0% to 25.4% for the three month period and from 26.4% to 25.5% for the nine month period due primarily to increased ADR which has a minimal corresponding increase in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 26.3% to 24.4% for the three month period and from 26.6% to 25.0% for the nine month period due primarily to increases in ADR.

         Direct food and beverage expenses increased by $545,000 and $1.7 million, or 8.1%, for both the three and nine months ended September 30, 1996, respectively, over the same periods in the prior year primarily due to increased revenues. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 79.0% to 83.2% for the three month period and from 75.3% to 81.0% for the nine month period. The increase was primarily due to the impact of decreased revenues from the food and beverage operations at the Frenchman's Reef. For comparable Owned Hotels, direct food and beverage expenses, as a percentage of food and beverage revenue, decreased from 78.7% to 76.8% for the three month period and 76.8% to 76.3% for the nine month period. The decrease was primarily to the higher margins associated with the increased banquet revenues.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $3.7 million and $9.5 million, or 29.2% and 26.0%, for the three and nine months ended September 30, 1996, over the same periods in the prior year due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 27.2% to 25.9% for the three month period and from 26.9% to 26.1% for the nine month period due primarily to the impact of increases in ADR. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased from 24.9% to 24.0% for the three month period and from 25.4% to 24.6% for the nine month period due to the ADR increases.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. For the three and nine months ended September 30, 1996, occupancy and other operating expenses increased by $1.4 million and $3.6 million or 48.2% and 43.2%, over the same periods in the prior year primarily due to the addition of new hotels and increased real estate taxes on certain hotels which were partially assessed in the prior year. As a result, occupancy and other operating expenses as a percentage of hotel revenues increased from 6.1% to 6.6% for the three month period and 6.0% to 6.7% for the nine month period.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $380,000 and $1.7 million, or 9.6% and 14.7%, for the three and nine months ended September 30, 1996, primarily due to increased advertising, personnel and training costs associated with opening new hotels. As a percentage of total revenues, general and administrative expenses decreased from 7.5% to 6.3% for the three month period and from 7.5% to 6.6% for the nine month period due to operating leverage.

         Depreciation and amortization expense increased by $2.7 million and $6.7 million, or 64.5% and 55.9%, for the three and nine months ended September 30, 1996 over the same periods in the prior year due to the impact of new hotel properties acquired or opened in the past year and refurbishment efforts at several hotels.

         Interest expense decreased by $665,000, or 11.2%, for the three months ended September 30, 1996 from the same period in the prior year primarily due to capitalized interest associated with the construction of AmeriSuites hotels. Capitalized interest increased to $1.7 million in the three month period from $686,000 in the prior year period. Interest expense increased by $896,000, or 5.6% for the nine months ended September 30, 1996 primarily due to a net increase of $68.4 million in debt, after application of the proceeds to repay indebtedness, from the $120.0 million First Mortgage Notes due 2006 ("the First Mortgage Notes") issued in January 1996. The increase was partially offset by higher capitalized interest which increased to $4.7 million for the nine month period from $1.8 million in the prior year period. Investment income decreased by $185,000, or 9.5% for the three month period and was relatively even with the prior year for the nine month period primarily due to the weighted average of cash balances throughout the periods.

         Other income consists of items which are not part of the Company's recurring operations. Other income for the three months ended September 30, 1996 consisted of a gain on the sale of a land parcel of $869,000. For the nine months ended September 30, 1996, other income also consisted of gains on the settlements of notes receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million. Other income for the three months ended September 30, 1995 consisted of a gain on the settlement of a note receivable of $822,000. For the nine months ended September 30, 1995, other income also consisted of a gain on the sale of a land parcel of $605,000.

         Pretax extraordinary gains of approximately $12,000 and $305,000 for the three and nine months ended September 30, 1996, respectively, and $20,000 and $121,000 for the three and nine months ended September 30, 1995 relate primarily to the retirement of senior secured notes and certain mortgage debt.

LIQUIDITY AND CAPITAL RESOURCES

         Prime's principal growth strategy is the accelerated expansion of its AmeriSuites brand through the construction of new AmeriSuites hotels. Prime expects to have 39 AmeriSuites in operation by the end of 1996 and plans to have 70 AmeriSuites open by the end of 1997.

         Prime believes it has sufficient resources available to fund its AmeriSuites growth strategy, including capital from the following sources: (i) net proceeds from the sale of 8.3 million shares of Common Stock in August 1996,
(ii) borrowings under its $100 million five-year Revolving Credit Facility and
(iii) internally generated free cash flow from its portfolio of 98 hotels as of November 1, 1996. In addition, Prime may enter into sale/leaseback transactions involving certain of its hotels or seek additional debt financing.

         At September 30, 1996, the Company had cash, cash equivalents and current marketable securities of $74.0 million. Cash, cash equivalents and current marketable securities increased by $12.5 million during the nine months ended September 30, 1996.

         The Company's major sources of cash for the nine months ended September 30, 1996 were net proceeds of approximately $115.0 million from the issuance of the $120.0 million First Mortgage Notes in January 1996, net proceeds from borrowings under the Revolving Credit Facility of $38.0 million, net proceeds of $141.4 million from the issuance of 8.3 million shares of Common Stock and cash flow from operations of $49.5 million. The Company's major uses of cash during the period were capital expenditures relating primarily to acquisitions and development of $210.8 million and debt repayments of $172.3 million.

         Cash flow from operations increased to $49.5 million for the nine months ended September 30, 1996 as compared to $26.0 million for the same period in the prior year due to the improved operating results. Cash flow from operations was positively impacted by the utilization of net operating loss carry forwards ("NOLs") of $6.8 million for the nine months ended September 30, 1996 as compared to $5.9 million for the same period in the prior year. At September 30, 1996, the Company had federal NOLs relating to its predecessor, Prime Motor Inns, Inc., of approximately $102.0 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         Common Stock. On August 2, 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company is utilizing the net proceeds from the offering of approximately $141.4 million to finance, in part, the development of its proprietary AmeriSuites brand.

         Debt. On June 28, 1996, the Company established a Revolving Credit Facility with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. Additional hotels may be added subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available for five years. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains covenants which limit the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. On June 28, 1996, the Company borrowed $40.0 million under the Revolving Credit Facility and the proceeds were used to retire $20.0 million of interim financing with the remainder utilized principally for the development of AmeriSuites hotels. On August 5, 1996, the Company repaid the full amount of this borrowing under the Revolving Credit Facility with the proceeds from the issuance of Common Stock. As of November 1, 1996, the Company has borrowing availability of approximately $60.0 million under the Revolving Credit Facility. The Company is in the process of adding 17 additional hotels to the collateral for the Revolving Credit Facility, which will increase the borrowing availability to the maximum amount of $100.0 million.

         On August 2, 1996, the Company prepaid in full $26.7 million of debt secured by 10 hotels. The loans were due in February 2000 and bore interest at LIBOR plus 4.25%. The hotels formerly used as collateral for this debt are included in the 17 hotels being added to the collateral for the Revolving Credit Facility.

         In May 1996, the Company borrowed $20.0 million from a financial institution with interest at LIBOR plus 2.25%. Proceeds were utilized for the development of AmeriSuites hotels. The borrowing was subsequently repaid with the proceeds from the Revolving Credit Facility.

         In January 1996, the Company issued $120.0 million of First Mortgage Notes. Interest on the First Mortgage Notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The First Mortgage Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $51.6 million of indebtedness, with the remainder of the proceeds used to finance the development or acquisition of hotels or hotel portfolios.

         During the year, the Company has prepaid and retired $16.3 million of its 10% Senior Secured Notes resulting in pre-tax extraordinary gains of $116,000. The Company also retired $2.4 million of mortgage debt in conjunction with the sale of a hotel which resulted in a pre-tax extraordinary gain of $189,000.

         The Company has $13.9 million of debt related to the Frenchman's Reef which was originally scheduled to mature in December 1996. The Company and the lender have entered into an agreement to extend the maturity of the loan to January 1998. The loan continues to bear interest at the same rate and principal payments are waived until maturity. All other terms and conditions of the loan remain in effect. The Company and the lender are currently in negotiation to restructure the loan in connection with the refurbishment plans at the Frenchman's Reef. See "--Capital Investments."

         In October 1996, the Company entered into a six month interest rate swap agreement with a major financial institution to hedge its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates for approximately seven years on a $98.4 million notional principal amount.

         Capital Investments. The Company's capital spending thus far in 1996 has been focused on the development of its AmeriSuites hotel chain and the consolidation of ownership of its Wellesley Inns chain. The Company spent approximately $184.7 million through September 1996 on acquisitions and construction funded primarily by a combination of existing cash balances, cash flow from operations, the issuance of the First Mortgage Notes, and the issuance of common stock.

         The Company intends to rapidly expand its AmeriSuites chain through new construction. The Company has opened nine new AmeriSuites hotels to date in 1996, bringing the number of AmeriSuites to 28 as of November 1, 1996. The Company expects to have 39 AmeriSuites in operation by the end of 1996 and plans to have 70 AmeriSuites open by the end of 1997. As of November 1, 1996, the Company has 29 AmeriSuites hotels under construction and 24 additional AmeriSuites sites under contract. During the nine months ended September 30, 1996, the Company spent $115.3 million constructing new AmeriSuites hotels and expects to spend an additional $75 million in the fourth quarter of 1996.

         On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand with all 29 Wellesley Inns now owned and operated by the Company. The Company is in the process of refurbishing 14 of the acquired Wellesley Inns to ensure consistent quality and enhance the value of its brand.

         In September 1996, the Company acquired the Ramada Plaza Suite Hotel in Secaucus, NJ which is being repositioned as Radisson Suite Hotel. The acquisition price of $16.3 million included the assumption of $12.3 million of debt. The acquisition is part of the Company's secondary strategy of acquiring full-service hotels having operating synergies with other Company hotels.

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the island. The Company has repaired a majority of the damaged rooms on an interim basis and has continued to operate the hotel. The Company is currently underway with plans to refurbish and upgrade the Frenchman's Reef. In addition to hurricane-related renovations, the plan provides for structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. The Company has utilized the insurance proceeds to reduce the Frenchman's Reef mortgage loan to $13.9 million. Under certain circumstances, the Company believes that the lender will re-lend these amounts for property refurbishment; however, the lender has sole discretion concerning such refurbishment loans. The Company is discussing with the lender the terms under which the lender may make such funds available. In addition, in July 1996, Hurricane Bertha struck the island and caused additional damage to the hotel. The Company is in the process of preparing a claim under its property and business interruption insurance.

         During the nine months ended September 30, 1996, the Company spent approximately $24.3 million on capital improvements at its Owned Hotels, of which approximately $10.3 million related to refurbishments and repositionings of recently acquired hotels. In 1996, the Company completed the repositioning of the Hasbrouck Heights, N.J. Crowne Plaza and is in the process of refurbishing 14 of the recently acquired Wellesley Inns. The Company expects to substantially complete the Wellesley Inn renovation by year end. The Company intends to spend approximately $10 million relating to the Wellesley Inn refurbishment.

         Asset Realizations. The Company has pursued a strategy of converting mortgage notes receivable and other assets into cash or operating hotel assets. During the nine months ended September 30, 1996, the Company received $8.3 million in cash in settlement of notes receivable and $8.4 million in cash on sales of properties resulting in gains of $4.3 million. In January 1996, the Company obtained control of the 210-room Cocoa Beach Howard Johnson Hotel by converting its $9.7 million mortgage note receivable into a long-term lease. On March 31, 1996, the Company obtained control of the 204-room Fairfield Radisson by converting its $22.4 million mortgage note receivable into a long-term lease.

    PART II.      OTHER INFORMATION


    Item 6.       Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  Exhibit 11 - Computation of Earnings per Common Share
                  Exhibit 27 - Financial Data Schedule



         (b)      Reports on Form 8-K.

                  On July 17, 1996, a report on Form 8-K was filed announcing the Company's earnings for the second quarter of 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           PRIME HOSPITALITY CORP.



    Date:         November 11, 1996        By:  /s/ David A. Simon
                                                ------------------
                                           David A. Simon, President and
                                           Chief Executive Officer



    Date:         November 11, 1996        By:  /s/ John M. Elwood
                                                ------------------
                                           John M. Elwood, Executive
                                           Vice President and Chief
                                           Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION

   11                           COMPUTATION OF EARNINGS PER COMMON SHARE
   27                           FINANCIAL DATA SCHEDULE