Form 10-K405
period 1996-12-31
PRIME HOSPITALITY CORP
filed 1997-03-06
CIK 80293

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
            1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NO. 1-6869
                            ------------------------

                            PRIME HOSPITALITY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       22-2640625
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
               700 ROUTE 46 EAST,                                    07004
             FAIRFIELD, NEW JERSEY                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 882-1010

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                             ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
     PAR VALUE $.01 PER SHARE, COMMON STOCK                 NEW YORK STOCK EXCHANGE
   7% CONVERTIBLE SUBORDINATED NOTES DUE 2002               NEW YORK STOCK EXCHANGE
      9 1/4% FIRST MORTGAGE NOTES DUE 2006                  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Warrants to Purchase Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's common stock held by non-affiliates on February 28, 1997 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $658,485,300,
         ,          .

    The Registrant had 39,908,230 shares of Common Stock outstanding as of February 28, 1997.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared for the 1997 annual meeting of shareholders are incorporated by reference into Part III of this report.
================================================================================

     References in this report to the "Company" or "Prime" are to Prime Hospitality Corp. and its subsidiaries. EBITDA represents earnings before extraordinary items, interest expense, provision for income taxes and depreciation and amortization and excludes interest income on cash investments and other income. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. Hotel EBITDA represents EBITDA generated from the operations of owned hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to operations of owned hotels. EBITDA and Hotel EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered as alternatives to net income as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity. Unless otherwise indicated, industry data is based on reports of Smith Travel Research.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

     Prime is a leading national hotel company, with a portfolio of 108 hotels containing 15,479 rooms located in 25 states and the U.S. Virgin Islands (the "Portfolio"). Prime controls two high-quality hotel brands -- AmeriSuites(R) and Wellesley Inns(R) -- as well as a portfolio of upscale full-service hotels. One of the country's largest hotel owner/operators, Prime has positioned itself to benefit significantly from favorable lodging industry fundamentals that have prevailed in recent years. From 1994 to 1996, the Company's EBITDA has grown at a compound annual rate of 44.0%, from $42.8 million in 1994 to $88.8 million in 1996, while recurring net income has grown at a compound annual rate of 48.7%, from $12.8 million to $28.3 million over the same period.

     The Company's strategy is to capitalize on two lodging industry trends: (i) favorable industry fundamentals, which are producing strong earnings growth due to the operating leverage inherent in hotel ownership and (ii) growing consumer preferences for newer all-suite accommodations with strong brand identities. Reflecting this strategy, the Company owns and operates 95 of the 108 hotels in the Portfolio and holds financial or equity interests in 8 of the remaining 13 hotels managed by the Company for third parties. Furthermore, more than 85% of the Company's capital spending in 1995 and 1996 was dedicated to the growth of the Company's proprietary AmeriSuites and Wellesley Inns brands. Through its focus on hotel equity ownership, the Company is benefiting from the operating leverage inherent in the lodging industry. Through its development of proprietary brands, the Company is positioning itself to generate additional revenue not dependent on investment in real estate.

     Prime's Portfolio is modern and well-maintained, with an average hotel age of approximately 11 years. Over the past three years, the Company has achieved rapid growth in the Portfolio, from 5,092 owned rooms at January 1, 1994 to 12,802 owned rooms at February 28, 1997. At the same time, the Company has focused on brand development, with the number of Owned Hotels operated under Prime's proprietary AmeriSuites and Wellesley Inns brands increasing from 19 of the 41 Owned Hotels at January 1, 1994 to 68 of the 95 Owned Hotels at February 28, 1997.

     The Company's hotels serve three major lodging industry segments: the all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the limited-service segment, primarily under the Company's proprietary Wellesley Inns brand.

     All-Suites: Prime owns and operates 40 all-suite hotels under the AmeriSuites brand name, and currently has another 45 AmeriSuites under development, including 27 under construction. AmeriSuites are upper mid-price, all-suite hotels containing approximately 128 suites and located primarily near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. Since January 1, 1995, AmeriSuites has been one of the fastest growing domestic hotel chains, expanding from 13 hotels to 40 hotels at February 28, 1997, an increase of 208%. In 1996, AmeriSuites contributed approximately $26.0 million, or 28.6%, of the Company's Hotel EBITDA, a percentage which the Company believes will increase significantly in 1997.

     Full-Service: Prime operates 32 upscale full-service hotels with food service and banquet facilities under franchise agreements with national hotel brands such as Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada. In 1996, the Company's full-service hotels contributed approximately $44.5 million, or 48.9%, of the Company's Hotel EBITDA.

     Limited-Service: Prime operates 36 limited-service hotels, 28 of which are Wellesley Inns. The Company owns all of the Wellesley Inns, which compete primarily in the mid-price segment with hotels such as Hampton Inns and La Quinta Inns. The remaining eight limited-service hotels are operated under franchise agreements with well-known national chains. In accordance with its brand development strategy, the Company expects to divest a number of these eight hotels within the next several years. In 1996, the Company's limited-service hotels contributed approximately $20.5 million, or 22.5%, of the Company's Hotel EBITDA.

OPERATING PERFORMANCE AND INTERNAL GROWTH

     Prime seeks to achieve internal growth through the use of sophisticated operating, marketing and financial systems at its hotels. Prime has demonstrated its ability to operate its hotels effectively in each of its three segments, achieving revenue per available room ("REVPAR") increases in 1996 at its comparable AmeriSuites, full-service and limited-service hotels of 11.7%, 15.8% and 5.2%, respectively, versus 1995 results. Management believes that: (i) the AmeriSuites chain is positioned to benefit from increased critical mass and name recognition resulting from the chain's rapid growth, expanded marketing initiatives and product improvements; (ii) the upscale full-service segment, located principally in the Northeast, is positioned to benefit from strong regional and segment fundamentals, including significant barriers to entry; and
(iii) the Company's Wellesley Inns are positioned to benefit from a $9.0 million renovation and reimaging program to be completed in March 1997.

     The Company's emphasis on efficient operations has increased operating margins, thus translating its top-line REVPAR growth into increased earnings for each of its three industry segments. In 1996, gross operating profit increased by 17.0%, 25.9% and 10.4%, respectively, for comparable AmeriSuites, full-service and limited-service hotels, versus 1995 results. The Company expects to further improve its operating performance in 1997 through the implementation of a new proprietary yield management system, an enhanced central reservations system serving the AmeriSuites and Wellesley Inns chains, digital telecommunications conversions, improved telephone call accounting systems and significant increases in employee training programs.

AMERISUITES EXPANSION

     Prime's external growth focuses on the accelerated expansion of its AmeriSuites brand through the construction of new AmeriSuites hotels. The Company believes that AmeriSuites, which offers an excellent guest experience and desirable suite accommodations at mid-scale prices, is well-positioned to become a preeminent brand in the rapidly growing all-suites segment. Prime plans to have 69 AmeriSuites open by the end of 1997 and 100 AmeriSuites open by the end of 1998. At present, 40 AmeriSuites are open, with an additional 45 hotels under development, including 27 under construction. At these levels, the Company believes that it is approaching the critical mass necessary to begin development of franchising programs, which would further leverage the value of its proprietary brands.

     AmeriSuites are positioned in the upper mid-price segment of the lodging industry, competing predominantly with other mid-price and upscale brands such as Courtyard by Marriott and Holiday Inn. The Company markets AmeriSuites as "America's All-Suite Hotel," emphasizing superior price/value relative to traditional mid-price hotels by focusing on the chain's spacious suites, upscale facilities and attractive amenity package. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing all-suites segment.

     Management believes that the growing AmeriSuites infrastructure, consisting of elements such as improved frequency programs, an enhanced central reservations system, increased advertising and marketing programs and the increased visibility from the doubling of the chain's number of hotels in the past year will permit AmeriSuites to achieve critical mass and outperform its older, more established competitors. Additionally, management believes that recent product improvements such as a larger, more upscale lobby and arrival area, standardized indoor pools in Northern climates and specially designed business suites will continue to enhance operating performance.

     Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites brand, including capital from the following sources: (i) borrowings under the Company's $100 million Revolving Credit Facility; and (ii) internally generated free cash flow from hotel operations. With a significant hotel asset base, Prime also expects to seek additional debt or equity financing or enter into sale/leaseback agreements with respect to certain of its properties.

INDUSTRY OVERVIEW

     The lodging industry as a whole has experienced five consecutive years in which the growth in room demand has exceeded the growth in supply. In 1996, industry-wide percentage growth in demand for hotel rooms exceeded industry-wide percentage growth in supply of hotel rooms by 34.8% (3.1% versus 2.3%). The excess of demand growth over supply growth in the past several years has led to industry-wide increases in occupancy percentages and average daily rate ("ADR"), with occupancy rising to 65.7% in 1996 from 65.1% in 1995, and ADR increasing 6.7% in 1996 over 1995 levels.

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

                                                                      % CHANGE IN:
                                 ---------------------------------------------------------------------------------------
                                         ROOM SUPPLY                   ROOM DEMAND                     REVPAR
                                 ---------------------------   ---------------------------   ---------------------------
                                 1994 V.   1995 V.   1996 V.   1994 V.   1995 V.   1996 V.   1994 V.   1995 V.   1996 V.
                                  1993      1994      1995      1993      1994      1995      1993      1994      1995
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
United States..................    1.4%      1.6%      2.3%      4.7%      3.0%      3.1%       7.3%     6.1%       7.8%
BY REGION:
Middle Atlantic................    0.4       1.1       1.0       4.0       1.2       3.3       10.5      5.8       10.1
South Atlantic.................    1.1       1.3       2.0       3.2       3.6       3.3        4.9      6.9        7.9
BY SERVICE (PRICE LEVEL):
Upscale........................    2.0       1.9       3.4       3.8       2.6       3.4        5.0      4.7        5.4
Mid-Price......................    2.0       2.4       3.3       4.2       3.8       3.3        5.5      5.9        6.7
Economy........................    1.1       2.0       2.3       2.6       3.0       2.4        5.0      6.2        6.7

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Owned Hotels and Managed Hotels as of February 28, 1997:

                                                      MANAGED WITH
                                                        FINANCIAL
                                     OWNED(1)          INTEREST(2)       OTHER MANAGED          TOTAL
                                 ----------------    ---------------    ---------------    ----------------
                                 HOTELS    ROOMS     HOTELS    ROOMS    HOTELS    ROOMS    HOTELS    ROOMS
                                 ------    ------    ------    -----    ------    -----    ------    ------
All-Suites:
  AmeriSuites..................    40       5,012       0          0       0          0       40      5,012
Full-Service:
  Marriott.....................     1         517       0          0       1        525        2      1,042
  Radisson.....................     3         627       0          0       0          0        3        627
  Sheraton.....................     3         589       0          0       0          0        3        589
  Crowne Plaza.................     3         717       0          0       0          0        3        717
  Holiday Inn..................     2         390       3        690       0          0        5      1,080
  Ramada.......................     8       1,256       3        672       1        125       12      2,053
  Howard Johnson...............     1         210       1        116       1        115        3        441
  Independent..................     1         149       0          0       0          0        1        149
                                           ------              -----              -----      ---     ------
                                   --                   -                  -
          Total Full-Service...             4,455              1,478                765       32      6,698
                                   22                   7                  3
Limited-Service:
  Wellesley Inn................    28       2,823       0          0       0          0       28      2,823
  Howard Johnson...............     4         372       1        149       2        285        7        806
  Other........................     1         140       0          0       0          0        1        140
                                           ------              -----              -----      ---     ------
                                   --                   -                  -
          Total
            Limited-Service....             3,335                149                285       36      3,769
                                   33                   1                  2
                                           ------              -----              -----      ---     ------
                                   --                   -                  -
               Total...........            12,802              1,627              1,050      108     15,479
                                   95                   8                  5
                                           ======              =====              =====      ===     ======
                                   ==                   =                  =

---------------
(1) Of the 95 Owned Hotels, 14 are operated under lease agreements. The leases covering the Company's leased hotels provide for fixed lease rents and, in most instances, additional percentage rents based on a percentage of room revenues. The leases also generally require the Company to pay the cost of repairs, insurance and real estate taxes. In addition, some of the Company's Owned Hotels are located on land subject to long-term leases, generally for terms in excess of the depreciable lives of the improvements.

(2) Eight Managed Hotels in which the Company holds a mortgage or profit participation on the property.

     The following table sets forth the location of the Company's hotels as of February 28, 1997:

                                                 MANAGED WITH
                                                  FINANCIAL
                               OWNED               INTEREST          OTHER MANAGED             TOTAL
                         -----------------     ----------------     ----------------     -----------------
                         HOTELS     ROOMS      HOTELS     ROOMS     HOTELS     ROOMS     HOTELS     ROOMS
                         ------     ------     ------     -----     ------     -----     ------     ------
Arizona................     1          118       --          --       --         --          1         118
Arkansas...............     1          130       --          --       --         --          1         130
California.............    --           --       --          --        1         96          1          96
Connecticut............     4          589       --          --       --         --          4         589
Florida................    23        2,551       --          --        1        115         24       2,666
Georgia................     6          803       --          --        1        189          7         992
Illinois...............     3          369       --          --       --         --          3         369
Indiana................     1          126       --          --       --         --          1         126
Kansas.................     1          126       --          --       --         --          1         126
Kentucky...............     1          123       --          --       --         --          1         123
Maryland...............     1          128       --          --        1        525          2         653
Michigan...............     1          128       --          --       --         --          1         128
Minnesota..............     1          128       --          --       --         --          1         128
Nevada.................     2          350       --          --       --         --          2         350
New Jersey.............    17        2,674        7       1,489        1        125         25       4,288
New York...............     8          941       --          --       --         --          8         941
North Carolina.........     2          254       --          --       --         --          2         254
Ohio...................     4          508       --          --       --         --          4         508
Oklahoma...............     1          128       --          --       --         --          1         128
Oregon.................     1          161       --          --       --         --          1         161
Pennsylvania...........     2          377        1         138       --         --          3         515
South Carolina.........     1          111       --          --       --         --          1         111
Tennessee..............     4          507       --          --       --         --          4         507
Texas..................     5          640       --          --       --         --          5         640
U.S. Virgin Islands....     1          517       --          --       --         --          1         517
Virginia...............     3          315       --          --       --         --          3         315
                                    ------                -----                -----       ---      ------
                           --                     -                    -
          Total........             12,802                1,627                1,050       108      15,479
                           95                     8                    5
                                    ======                =====                =====       ===      ======
                           ==                     =                    =

     The following table sets forth for the five years ended December 31, 1996 operating data for the hotels in the Company's portfolio as of December 31, 1996. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, have been excluded from the table. For purposes of showing operating trends, the results of 25 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                                               MANAGED WITH
                                     OWNED                  FINANCIAL INTEREST               OTHER MANAGED            TOTAL
                          ---------------------------   ---------------------------   ---------------------------   ---------
                           HOTELS              ROOMS     HOTELS              ROOMS     HOTELS              ROOMS     HOTELS
                          ---------            ------   ---------            ------   ---------            ------   ---------
1992..................         55              7,087          9              1,747          2                650         66
1993..................         59              7,576          9              1,747          3                765         71
1994..................         66              8,642          9              1,747          5              1,050         80
1995..................         74              9,616          9              1,747          5              1,050         88
1996..................         90              11,645         9              1,747          5              1,050        104


                                 ROOMS
                                 ------
1992..................           9,484
1993..................           10,088
1994..................           11,439
1995..................           12,413
1996..................           14,442

                          OCCUPANCY    ADR     REVPAR   OCCUPANCY    ADR     REVPAR   OCCUPANCY    ADR     REVPAR   OCCUPANCY
                          ---------   ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
1992..................       69.2%    $56.04   $38.75      70.7%    $58.50   $41.33      64.9%    $87.81   $56.96      69.2%
1993..................       71.4      57.11   40.77       72.9      60.72   44.26       64.9      86.91   56.41       71.2
1994..................       69.9      60.59   42.35       72.1      66.42   47.88       68.2      73.66   50.27       70.1
1995..................       69.6      64.26   44.70       73.5      69.55   51.09       70.5      77.58   54.71       70.2
1996..................       69.6      70.39   48.97       75.6      73.92   55.88       76.9      83.06   63.83       71.0

                         ADR     REVPAR
                        ------   ------
1992..................  $58.58   $40.51
1993..................   59.63   42.48
1994..................   62.84   44.05
1995..................   66.28   46.54
1996..................   71.99   51.08

  All-Suite Hotels

     The Company currently owns 40 AmeriSuites hotels and has 45 AmeriSuites hotels under development, including 27 under construction. Prime plans to have 69 AmeriSuites open by the end of 1997 and 100 AmeriSuites open by the end of 1998. AmeriSuites are all-suites, upper mid-price hotels which offer guests an attractively designed suite with a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fully-equipped business centers, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas and the consistency of product quality. AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites." TCB Suites were developed specifically for the business traveler and feature a well-equipped in-suite office including an oversized desk with executive chair, dual phone lines, easy chair and ottoman, in addition to voice mail, data ports and other amenities. Each AmeriSuites contains approximately 128 suites, including 24 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct sales, national marketing programs and a central reservation system.

     On January 31, 1997, the Company converted its central reservation system for its AmeriSuites and Wellesley Inns brands to a new system developed and operated by Anasazi Travel Resources, Inc. The new reservation system will broaden access to travel agents through additional global distribution systems and immediately increased the number of agent terminals by 23%. Through a real-time interface connecting the hotels with the central reservation system and global distribution systems, the Company will be able to swiftly implement marketing and yield management strategies. Additionally, the system will provide the Company with detailed guest history data for new marketing initiatives such as frequent traveler programs. The system also has the capability to provide automatic linkage with other reservation systems which may facilitate new marketing alliances with strategic partners.

     The Company believes it has outlined a comprehensive strategy for the rapid development of the AmeriSuites brand while maintaining control of the development process.

     Detailed Site Selection. The Company undertakes an extensive review process in selecting sites for new AmeriSuites. Key factors in the selection of sites include close proximity to demand generators, superior visibility, ease of access and nearby guest amenities. Sites are initially identified with the assistance of a nationwide network of brokers. Once identified, the Company qualifies the sites before entering into a letter of intent. After a letter of intent is signed, the Company assesses the feasibility of the sites, which includes extensive reconnaissance by the Company's operations and sales and marketing staffs as well as independent consultants. Upon satisfactory completion of economic feasibility, the Company will enter into a contract for the site and commence legal, engineering and environmental due diligence. The entire process, from site selection to completion of construction and opening, takes approximately 18 months.

     Suburban Market Focus. The Company believes that suburban markets offer a number of features which permit the rapid expansion of AmeriSuites. As opposed to major metropolitan markets, suburban markets offer ample land to construct new hotels. More importantly, the Company believes that suburban locations appeal to multiple demand generators. In addition to the business traveler, who is the target customer for AmeriSuites, the weekend/leisure traveler is attracted by the close proximity to nearby dining, shopping and entertainment amenities.

     Cluster Strategy. The Company intends to expand into new regions by first developing hotels in cities which it has targeted as "key" cities. The Company will then add additional hotels in that region in cities which are logical destinations from the "key" cities. This strategy permits the Company to quickly build brand recognition of AmeriSuites in a particular region. Key cities where AmeriSuites are open or under development include Atlanta (7), Chicago (6), Miami/Ft. Lauderdale (5), Dallas/Ft. Worth (5) and Denver (3).

     The following table sets forth for the five years ended December 31, 1996 certain data with respect to AmeriSuites hotels, all of which are owned by the Company. Operating data for the hotels built during the period are presented from the dates such hotels commenced operations. For purposes of showing operating trends, comparable data has also been presented for the AmeriSuites hotels which have been in operation for all of 1995 and 1996.

                                           COMPARABLE                             TOTAL
                                 -------------------------------     -------------------------------
                                  HOTELS                  ROOMS       HOTELS                  ROOMS
                                 ---------                ------     ---------                ------
1992.........................          6                    749            6                    749
1993.........................          8                    993            8                    993
1994.........................         12                  1,494           12                  1,494
1995.........................         12                  1,494           19                  2,319
1996.........................         12                  1,494           35                  4,348

                                 OCCUPANCY      ADR       REVPAR     OCCUPANCY      ADR       REVPAR
                                 ---------     ------     ------     ---------     ------     ------
1992.........................       60.0%      $54.99     $32.97        60.0%      $54.99     $32.97
1993.........................       64.1        56.21     36.01         64.1        56.21     36.01
1994.........................       65.9        59.90     39.50         65.9        59.90     39.50
1995.........................       68.5        65.70     45.03         67.2        65.45     43.98
1996.........................       70.9        70.90     50.28         65.6        72.12     47.28

     The Company believes that the all-suites segment will continue to be a high growth segment of the industry. During the 1992-1996 period, demand for all-suites rooms grew at more than triple the rate of demand growth experienced by the lodging industry as a whole, and exceeded all-suites supply growth by 17.7%. The operating performance of the AmeriSuites hotels is benefiting from this favorable trend. For the 12 owned AmeriSuites hotels which were open for all of 1996 and 1995, REVPAR increased by 11.7% during 1996.

     The Company plans to develop the AmeriSuites brand primarily through new construction to assure product consistency and quality. The average age of the AmeriSuites hotels as of February 28, 1997 was approximately three years. The Company believes that AmeriSuites provide attractive investment returns due to their reasonable cost and rapid stabilization rate. In 1996, AmeriSuites which were in operation for at least one year generated an average EBITDA of $1.26 million, representing an average unleveraged 18.1% return on total invested capital. The Company believes that returns from AmeriSuites development have generally equaled or exceeded those prevalent in the hotel acquisition markets. Since January 1, 1996 the Company has opened 21 new AmeriSuites hotels, bringing the number of AmeriSuites owned and operated by the Company to 40.

  Full-Service Hotels

     The Company operates 32 upscale full-service hotels with food service and banquet facilities under franchise agreements with Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn, Ramada and Howard Johnson. The full-service hotels are concentrated in the Northeast. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for full-service hotels consists primarily of business travelers. Consequently, the Company's sales force markets to companies which have a significant number of employees traveling in the Company's operating regions who consistently produce a high volume demand for hotel room nights. In addition, the Company's sales force actively markets meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. The hotels are also marketed through national franchisor programs and central reservation systems.

     The Company's full-service hotels generally have between 150 and 300 rooms and pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and facsimile services. In order to enhance guest satisfaction, the Company also has theme concept lounges in a number of its hotels. In recent years, the Company has received recognition from various franchisors and associations for its hotel quality and service.

     The Company owns and operates one resort hotel, the Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, U.S. Virgin Islands. The Frenchman's Reef is a 517-room resort hotel which includes a 421-room eight-story building and 96 rooms in the adjacent Morningstar Beach Resort. The Frenchman's Reef has seven restaurants, extensive convention facilities, complete sports and beach facilities and a self-contained total energy system. Certain of these facilities suffered hurricane damage as described in the following paragraph. The Frenchman's Reef is marketed directly through its own sales force in New York City and at the hotel, and through the Marriott reservation system. The Frenchman's Reef market includes tour groups, corporate meetings, conventions and individual vacationers.

     In September 1995, the Frenchman's Reef suffered hurricane damage when Hurricane Marilyn struck the U.S. Virgin Islands. In 1996, the Company and its insurance carrier settled the Company's property and business interruption insurance claim for $25.0 million. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the island. The Company is currently reviewing its claim for property damage with its insurance carrier. The Company is currently underway with plans to refurbish and upgrade the Frenchman's Reef. In addition to hurricane-related renovations, the plan provides for structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping. The Company estimates that the cost of refurbishment will be approximately $30.0 million. The Company has continued to operate the hotel. However, due to the extent of the renovations and the additional damage caused by Hurricane Bertha, the Company expects to close the hotel around April 1, 1997 and plans to reopen the hotel in December 1997, although there can be no assurance that the Frenchman's Reef will reopen at such time or that the cost of refurbishment will not exceed the Company's estimate. The Company does not believe that the closing of the Frenchman's Reef will have a material impact on its cash flow due to the seasonality of the hotel's operations and its business interruption insurance.

     The following table sets forth for the five years ended December 31, 1996, operating data for the full-service hotels in the Company's portfolio as of December 31, 1996. For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, have been excluded from the table. Operating data for the hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of nine Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                            OWNED                            TOTAL
                                 ----------------------------     ---------------------------
                                  HOTELS               ROOMS       HOTELS              ROOMS
                                 ---------            -------     ---------            ------
        1992...................       18               3,284           28              5,532
        1993...................       18               3,284           29              5,647
        1994...................       19               3,639           30              6,002
        1995...................       20               3,788           31              6,151
        1996...................       20               3,788           31              6,151

                                 OCCUPANCY    ADR     REVPAR      OCCUPANCY    ADR     REVPAR
                                 ---------   ------   -------     ---------   ------   ------
        1992...................     66.1%    $67.58   $44.64        67.5%     $67.29   $45.45
        1993...................     68.0      69.57    47.29         69.4      69.04   47.90
        1994...................     67.2      75.31    50.64         69.0      74.31   51.27
        1995...................     65.9      78.06    51.46         68.7      77.49   53.21
        1996...................     69.9      85.74    59.93         72.4      83.89   60.77

     The Company has taken advantage of opportunities for acquisitions of full-service hotels at attractive multiples of cash flow or at significant discounts to replacement values. In 1996, the Company acquired the 151 room Ramada Plaza Suites in Secaucus, NJ and repositioned the hotel as a Radisson Suite hotel. In February 1997, the Company acquired the 150-room Holiday Inn in Monroe Township, NJ.

     The majority of the Company's repositioning efforts have been performed at the full-service hotels. Since 1994, the Company successfully completed the repositioning of 13 of its full-service hotels which included changing the franchise affiliations of 6 such hotels. The Company recently completed the repositioning of the Hasbrouck Heights, NJ Sheraton Hotel to a Crowne Plaza.

  Limited-Service Hotels

     The Company's limited-service hotels consist of 28 Wellesley Inns and 8 other hotels operated under franchise agreements, primarily with Howard Johnson. On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand with all 28 Wellesley Inns owned and operated by the Company. The acquisition provides the Company with significant new opportunities to maximize the value of its brand.

     Of the Company's 28 Wellesley Inns, 15 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television and facsimile services. In connection with the acquisition of the 16 Wellesley Inns, the Company has refurbished five of these hotels and expects to complete renovations on nine other hotels by March 1997 to ensure consistent product quality throughout the chain. Marketing efforts for the Wellesley Inns chain will continue to rely heavily on direct marketing and billboard advertising. In addition, the Wellesley Inns, along with the Company's AmeriSuites, are marketed under the new reservation system developed by Anasazi Travel Resources, Inc. In Florida, where the population has grown rapidly and development opportunities continue to exist, the Company has built a geographically concentrated group of Wellesley Inns, thereby developing regional brand name recognition in Florida. The majority of the Florida Wellesley Inns were constructed within the past five years.

     The Company's other limited-service hotels have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services, generally with restaurant facilities within a short distance of the hotel. They are designed to appeal primarily to business travelers. In accordance with its strategy, the Company expects to divest a number of these hotels within the next several years.

     The following table sets forth for the five years ended December 31, 1996 operating data for the limited-service hotels as of December 31, 1996. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of 16 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                      OWNED                               TOTAL
                         -------------------------------     -------------------------------
                          HOTELS                  ROOMS       HOTELS                  ROOMS
                         ---------                ------     ---------                ------
        1992...........       31                  3,054           32                  3,203
        1993...........       33                  3,299           34                  3,448
        1994...........       35                  3,509           38                  3,943
        1995...........       35                  3,509           38                  3,943
        1996...........       35                  3,509           38                  3,943

                         OCCUPANCY      ADR       REVPAR     OCCUPANCY      ADR       REVPAR
                         ---------     ------     ------     ---------     ------     ------
        1992...........     74.7%      $44.83     $33.49        74.0%      $44.86     $33.21
        1993...........     77.1        45.69     35.22         76.4        45.71     34.90
        1994...........     73.8        47.77     35.27         73.0        47.47     34.67
        1995...........     74.6        51.01     38.04         74.0        50.73     37.54
        1996...........     72.6        53.13     38.59         72.7        53.43     38.87

OPERATIONS

     As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 108 hotels covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, results in economies of scale and leads to above-market hotel profit margins. As a result of these operating strategies, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1995, the most current data available from industry sources, by approximately 3% for all-suites hotels, 16% for full-service hotels and 4% for limited-service hotels.

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

     The central management team is located in Fairfield, New Jersey, with an AmeriSuites office in Atlanta, Georgia. Central management provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

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

     Sales and Marketing Management. Aggressive sales and marketing is a top operating priority. Sales and marketing management is directed by a corporate staff of 20 professionals, including regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's national sales group, Market Segments, Inc. ("MSI"). In cooperation with the regional marketing staff, on-site sales management develops and implements shortand intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability. The Company is in the process of initiating a new internally developed proprietary yield management system which will be implemented in all of the Company's hotels. In addition, the Company assumes prominent roles in franchise marketing associations to obtain maximum benefit from franchise affiliations. The Company's in-house creative department develops hotel advertising materials and programs at cost-effective rates.

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

     Hotel Support Services. The Company's hotel support services combine a number of technical functions in central, specialized management teams to attain economies of scale and minimize costs. Central management handles purchasing, directs construction and maintenance and provides design services. Technical staff teams support each hotel's information and communication systems needs. The technical support staff is currently implementing digital telecommunications conversions and call accounting system upgrades in all of the Company's hotels. Additionally, the Company directs safety/risk management activities and provides central legal services.

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

     In addition to making normal capital improvements, the Company reviews on an on-going basis each hotel's competitive position in the local market in order to decide the types of product that will best meet the market's demand characteristics. During the past three years, the Company has implemented a program of repositioning its Owned Hotels. Repositioning a hotel generally requires renovation and refurbishment of the exterior and interior of the building and may result in a change of brand name. In 1994, 1995 and 1996, the Company spent $8.9 million, $13.7 million and $16.8 million respectively, on the repositioning of 34 of its Owned Hotels, which included changing the franchise affiliation of 12 of such hotels. In 1996, the Company completed the repositioning of the Hasbrouck Heights Crowne Plaza and five of the recently acquired Wellesley Inns. The Company intends to spend approximately $7.0 million in 1997 relating to the refurbishing of nine other recently acquired Wellesley Inns and the Monroe Township Holiday Inn.

MORTGAGES AND NOTES RECEIVABLE

     As of December 31, 1996, mortgages and notes receivable totaled $25.5 million (including the current portion) and consisted primarily of an aggregate principal amount of $8.6 million of mortgages and notes secured by Managed Hotels and $13.6 million of mortgages secured by hotels that are leased by the Company from third parties. The Company has pursued a strategy of converting its mortgage and notes receivable into cash or operating hotel assets and has received $54.8 million in cash and added five operating hotel assets through note settlements over the past three years. In 1996, the Company obtained control of the 210-room Howard Johnson Hotel in Cocoa Beach, FL and the 204-room Radisson Hotel in Fairfield, NJ by converting these mortgage notes receivable into operating hotel assets. See Note 6 to Consolidated Financial Statements.

MANAGEMENT AGREEMENTS

     As of February 28, 1996, the Company provided hotel management services to third party hotel owners of 13 Managed Hotels. Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions. The Company's fixed management fee percentages range from 1.0% to 5.0% and average 3.5% of total revenues before giving consideration to performance related incentive payments. The base and incentive fees comprised 58.5%, or $3.9 million, of the total management and other fees for 1996. Terms of the management agreements vary but the majority are short-term and, therefore, there are risks associated with termination of these agreements. Although management agreements may be terminated in connection with a change in ownership of the underlying hotels, such risks may be limited due to the Company's other financial interests in these hotels. The Company holds financial interests in the form of mortgages or profit participations in 8 of the 13 Managed Hotels.

FRANCHISE AGREEMENTS

     The Company enters into non-exclusive franchise licensing agreements with franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The nonexclusive nature of the franchise agreement allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. This flexibility also plays an important role in the Company's repositioning strategy, which emphasizes proper positioning of its properties within their respective markets to maximize their return on investment. Over the past three years, the Company has repositioned several hotels. These repositionings include the Portland, Oregon Crowne Plaza (formerly Howard Johnson), the Las Vegas, Nevada Crowne Plaza (formerly Howard Johnson), the Fairfield, New Jersey Radisson (formerly Sheraton), the Orlando, Florida Shoney's Inn (formerly Howard Johnson), the Trevose, Pennsylvania Radisson (formerly Ramada), the Princeton, New Jersey Holiday Inn (formerly Ramada) and the Hasbrouck Heights Crowne Plaza

(formerly Sheraton) and the Secaucus, New Jersey Radisson Suite hotel (formerly Ramada Plaza). The Company believes its relationships with numerous nationally recognized franchisors provides significant benefits for both its existing hotel portfolio and prospective hotel acquisitions. While the Company currently enjoys good relationships with its franchisors, there can be no assurance that a desirable replacement would be available if any of the franchise agreements were to be terminated.

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

WORKING CAPITAL

     The Company has financed its operations and capital needs principally through a combination of cash flow from operations and proceeds from debt or equity offerings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SEASONALITY

     The impact of seasonality on the Company as a whole is insignificant due to the seasonal balance achieved from the geographical location of the Company's hotel properties.

COMPETITION

     The Company operates and manages hotel properties in areas that contain numerous other hotels, some of which are affiliated with national or regional brands. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 5,800 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal quarter ended December 31, 1996 to a vote of the security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share, commenced trading on the New York Stock Exchange (the "NYSE") on August 3, 1992 under the symbol "PDQ." As of February 28, 1997 there were 39,908,230 shares of common stock outstanding. In addition, warrants to purchase an aggregate of 975,707 shares of common stock were outstanding as of February 28, 1997. The warrants are not listed on any exchange.

     The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

                                                               HIGH     LOW     DIVIDEND/SHARE
                                                               ----     ---     --------------
    YEAR ENDED DECEMBER 31, 1995
    First Quarter............................................  $10  3/8 $ 7 3/8       -0-
    Second Quarter...........................................   10  5/8   9 1/4       -0-
    Third Quarter............................................   11        9 1/2       -0-
    Fourth Quarter...........................................   10  1/4   9 3/8       -0-
    YEAR ENDED DECEMBER 31, 1996
    First Quarter............................................   13  5/8   9 5/8       -0-
    Second Quarter...........................................   17  1/4  12           -0-
    Third Quarter............................................   19  7/8  16 3/8       -0-
    Fourth Quarter...........................................   17  1/4  14           -0-

     As of February 28, 1997, the closing sales price of the common stock on the NYSE was $16 1/2 per share, and there were approximately 2,328 holders of record of common stock.

     The Company has not declared any cash dividends on its common stock during the two prior fiscal years and does not currently anticipate paying any dividends on the common stock in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. The Company is prohibited by the terms of certain debt agreements from paying cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       OF THE COMPANY AND ITS PREDECESSOR

     The Company is the successor in interest to PMI ("Prime Motor Inns, Inc."), which emerged from chapter 11 reorganization on July 31, 1992 (the "Effective Date"). PMI had filed for protection under chapter 11 of the United States Bankruptcy Code in September 1990. The Company implemented "fresh start" reporting pursuant to the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" of the American Institute of Certified Public Accountants, as of the Effective Date. Accordingly, the consolidated financial statements of the Company are not comparable in all material respects to any such financial statement as of any date or any period prior to the Effective Date. Subsequent to the Effective Date, the Company changed its fiscal year end from June 30 to December 31. The table below presents selected consolidated financial data derived from: (i) the Company's historical financial statements for the years ended December 31, 1993, 1994, 1995 and 1996, (ii) the Company's historical financial statements as of and for the five-month period ended December 31, 1992, (iii) the Company's "fresh start" balance sheet as of the Effective Date, and (iv) the historical consolidated financial statements of PMI for the one month ended July 31, 1992 and for the year ended June 30, 1992. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                    PRE-REORGANIZATION                            POST-REORGANIZATION
                                   --------------------    ------------------------------------------------------------------
                                   AS OF AND     FOR                   AS OF AND
                                    FOR THE    THE ONE                  FOR THE                   AS OF AND FOR
                                     YEAR       MONTH                 FIVE MONTHS                THE YEAR ENDED
                                     ENDED      ENDED       AS OF        ENDED                    DECEMBER 31,
                                   JUNE 30,    JULY 31,    JULY 31,    DEC. 31,     -----------------------------------------
                                    1992(1)    1992(1)     1992(1)       1992         1993       1994       1995       1996
                                   ---------   --------    --------   -----------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Total revenues.................  $134,190    $  8,793          --    $  41,334    $108,860   $134,303   $205,628   $268,868
  Valuation writedowns and
    reserves.....................   (62,123)    (13,000)         --           --          --         --         --         --
  Reorganization items...........   (23,194)      1,796          --           --          --         --         --         --
  Income (loss) from continuing
    operations before
    extraordinary items(2).......   (71,965)    (10,274)         --        1,393       8,175     18,258     17,465     30,914
  Extraordinary items-gains on
    discharge of indebtedness
    (net of income taxes)........        --     249,600          --           --       3,989        172        104        202
  Net income (loss)..............   (71,965)    239,326          --        1,393      12,164     18,430     17,569     31,116
BALANCE SHEET DATA:
  Total assets...................  $554,118          --    $468,650    $ 403,314    $410,685   $434,932   $573,241   $786,098
  Long-term debt, net of current
    portion......................     8,921          --     204,438      192,913     168,618    178,545    276,920    298,875
  Stockholders' equity
    (deficiency).................  (229,292)         --     135,600      137,782     171,364    204,065    232,916    419,895

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

(2) Approximately $2.3 million and $28.0 million of contractual interest expense during the one month ended July 31, 1992 and for the fiscal year ended June 30, 1992, respectively, was not accrued and was not paid due to the Chapter 11 proceeding.

     Quarterly financial data for the years ending December 31, 1995 and 1996 is presented as follows (in thousands, except per share amounts).

                                                                   THREE MONTHS ENDED
                                                 -------------------------------------------------------
                                                                 JUNE
                                                 MARCH 31,        30,       SEPTEMBER 30,   DECEMBER 31,
                                                   1995          1995           1995            1995
                                                 ---------      -------     -------------   ------------
Net revenue....................................   $48,238       $51,703        $52,703        $ 52,984
Operating income...............................    10,600        12,058         12,141          11,012
Net income before extraordinary items..........     4,208         4,915          4,060           4,282
Extraordinary items (net of tax)...............         7            54             12              31
Net income.....................................     4,215         4,969          4,072           4,313

Earnings per common share:
Primary:
Income before extraordinary items..............      0.13          0.15           0.13            0.13
Extraordinary items............................        --            --             --              --
                                                  -------       -------        -------         -------
Earnings per share.............................   $  0.13       $  0.15        $  0.13        $   0.13
                                                  =======       =======        =======         =======

Earnings per common share:
Fully diluted:
Income before extraordinary items..............      0.13          0.15           0.13            0.13
Extraordinary items............................        --            --             --              --
                                                  -------       -------        -------         -------
Earnings per share.............................   $  0.13       $  0.15        $  0.13        $   0.13
                                                  =======       =======        =======         =======

                                                                   THREE MONTHS ENDED
                                                 -------------------------------------------------------
                                                                 JUNE
                                                 MARCH 31,        30,       SEPTEMBER 30,   DECEMBER 31,
                                                   1996          1996           1996            1996
                                                 ---------      -------     -------------   ------------
Net revenue....................................   $58,614       $69,893        $68,847        $ 71,514
Operating income...............................    14,141        16,778         16,139          15,861
Net income before extraordinary items..........     7,792         7,163          8,095           7,864
Extraordinary items (net of tax)...............       149            27              7              19
Net income.....................................     7,941         7,190          8,102           7,883

Earnings per common share:
Primary:
Income before extraordinary items..............      0.24          0.22           0.21            0.18
Extraordinary items............................        --            --             --              --
                                                  -------       -------        -------         -------
Earnings per share.............................   $  0.24       $  0.22        $  0.21        $   0.18
                                                  =======       =======        =======         =======

Earnings per common share:
Fully diluted:
Income before extraordinary items..............      0.22          0.20           0.20            0.18
Extraordinary items............................        --            --             --              --
                                                  -------       -------        -------         -------
Earnings per share.............................   $  0.22       $  0.20        $  0.20        $   0.18
                                                  =======       =======        =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading hotel owner/operator which, as of February 28, 1997, owned or leased 95 hotels and managed 13 hotels for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in eight of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

     The Company's strategy is to capitalize on two lodging industry trends: (i) favorable industry fundamentals, which are producing strong earnings growth due to the operating leverage inherent in hotel ownership and (ii) growing consumer preferences for newer all-suite accommodations with strong brand identities. Through its focus on hotel equity ownership, the Company is benefiting from the operating leverage inherent in the lodging industry. Through its development of proprietary brands, the Company is positioning itself to generate additional revenue not dependent on investment in real estate. The Company seeks to achieve internal growth through the use of sophisticated operating, marketing and financial systems at its hotels. The Company's external growth focuses on the accelerated expansion of its proprietary AmeriSuites brand through new construction. Although future results of operations may be adversely affected in the short term by the costs associated with the construction and acquisition of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by such new hotels.

     In 1996, earnings from recurring operations increased by 62.4%, reflecting a 12.0% REVPAR increase at comparable hotels, the addition of 44 hotels primarily through acquisition or construction over the past two years and the impact of increased operating leverage. The Company's EBITDA increased by $29.2 million, or 49.1%, from $59.6 million in 1995 to $88.8 million in 1996, and Hotel EBITDA increased by $35.1 million, or 62.9%, from $55.8 million in 1995 to $90.9 million in 1996. EBITDA represents earnings before interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The Company's hotels operate in three segments of the industry: the all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary Wellesley Inns brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                                         1995                       1996
                                                ----------------------     ----------------------
                                                AMOUNT      % OF TOTAL     AMOUNT      % OF TOTAL
                                                -------     ----------     -------     ----------
    All-suites................................  $13,663         24.5%      $25,987         28.6%
    Full-service..............................   30,286         54.3        44,460         48.9
    Limited-service...........................   11,840         21.2        20,452         22.5
                                                -------        -----       -------        -----
              Total...........................  $55,789        100.0%      $90,899        100.0%
                                                =======        =====       =======        =====

     Hotel EBITDA for 1996 reflects the shifting mix in the Company's hotel portfolio toward its proprietary brand AmeriSuites and the acquisition of 16 Wellesley Inns in March 1996.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996
COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the years ended December 31, 1995 and 1996. The results of the four hotels divested during 1995 and 1996 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                              COMPARABLE OWNED
                                                          TOTAL                   HOTELS(1)
                                                  ---------------------     ---------------------
                                                    1995         1996         1995         1996
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging.......................................  $146,184     $198,947     $110,565     $124,164
  Food and Beverage.............................    37,955       41,437       25,867       28,636
  Management and Other Fees.....................     8,115        6,729
  Interest on Mortgages and Notes Receivable....    11,895        6,090
  Business Interruption Insurance...............        --       13,562
  Rental and Other..............................     1,479        2,103
                                                  --------     --------
          Total Revenues........................   205,628      268,868
Direct Hotel Operating Expenses:
  Lodging.......................................    38,383       51,577       29,877       31,731
  Food and Beverage.............................    28,429       32,053       19,296       21,090
  Selling and General...........................    49,753       61,789       34,938       37,352
Occupancy and Other Operating...................    11,763       16,833
General and Administrative......................    15,515       17,813
Depreciation and Amortization...................    15,974       25,884
Other Expense...................................     2,200           --
Operating Income................................    43,611       62,919
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue...      26.3%        25.9%        27.0%        25.6%
  Food and Beverage, as a percentage of food and
     beverage revenue...........................      74.9%        77.4%        74.6%        73.6%
  Selling and General, as a percentage of
     lodging and food and beverage revenue......      27.0%        25.7%        25.6%        24.4%
Occupancy and Other Operating, as a percentage
  of
  lodging and food and beverage revenue.........       6.4%         7.0%
General and Administrative, as a percentage of
  total revenue.................................       7.5%         6.6%
OTHER DATA(1):
Occupancy.......................................      69.0%        69.7%        69.9%        71.9%
ADR.............................................  $  65.77     $  70.22     $  65.40     $  71.14
REVPAR..........................................  $  45.41     $  48.95     $  45.68     $  51.16
Gross Operating Profit..........................  $ 67,574     $ 94,965     $ 52,321     $ 62,627

---------------
(1) For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, and four hotels disposed of in 1995 and 1996 have been excluded from the Other Data section of the table. Comparable Owned Hotels refers to 46 Owned Hotels that were owned or leased by the Company during all of 1995 and 1996 (excluding the Frenchman's
    Reef).

     Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $52.7 million, or 36.1%, from $146.2 million in 1995 to $198.9 million in 1996. Lodging revenues increased due to incremental revenues of $52.6 million from the 44 new hotels added during 1995 and 1996 and higher revenues for comparable Owned Hotels, which increased by $13.6 million, or 12.3%, in 1996 as compared to 1995. The revenue gains were offset by a decrease of $13.8 million at the Frenchman's Reef attributable to hurricane-related damage.

     The Company operates in three major segments of the industry: all-suites, full-service and limited-service. The following table sets forth the growth in REVPAR at the comparable Owned Hotels for 1996, as compared to 1995, by industry segment:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1996
                                                               -----------------
                All-suites...................................         11.7%
                Full-service.................................         15.8%
                Limited-service..............................          5.2%
                          Total..............................         12.0%

     The REVPAR growth at comparable Owned Hotels reflects strong results in each of the Company's industry segments. The REVPAR increases reflect the results of several repositionings and continued favorable industry trends in the full-service segment, and growing recognition of the AmeriSuites brand in the fast-growing all-suites segment. The improvements in REVPAR were generated by increases in ADR, which rose by 8.8% and gains in occupancy of 2.9%.

     Food and beverage revenues increased by $3.4 million, or 9.2%, from $38.0 million in 1995 to $41.4 million in 1996. The increase was primarily due to the strong growth at comparable hotels and additional revenues from four new hotels in 1996. The increases were partially offset by lower food and beverage revenues at the Frenchman's Reef, which declined by $5.1 million due to the hurricane damage. Food and beverage revenues for comparable Owned Hotels increased by $2.8 million, or 10.7%, due to increased banquet business.

     Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $1.4 million, or 17.1%, from $8.1 million in 1995 to $6.7 million in 1996, primarily due to the conversions of Managed Hotels into Owned Hotels. Partially offsetting these decreased management fees were increased base and incentive management fees associated with the remaining Managed Hotels and increased revenues generated by MSI.

     Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $5.8 million, or 48.8%, from $11.9 million in 1995 to $6.1 million in 1996, primarily due to conversions of notes receivable into operating hotel assets or cash in 1995 and 1996.

     Business interruption insurance revenue of $13.6 million in 1996 is based on the settlement of the Company's claim related to the hurricane damage caused by Hurricane Marilyn in September 1995 at the Frenchman's Reef. The Company is currently preparing a claim under its business interruption insurance with respect to Hurricane Bertha, which caused damage to the hotel in July 1996.

     Direct lodging expenses increased by $13.2 million, or 34.4%, from $38.4 million in 1995 to $51.6 million in 1996, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 26.3% in 1995 to 25.9% in 1996. This decrease was primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 27.0% in 1995 to 25.6% in 1996.

     Direct food and beverage expenses increased by $3.7 million, or 12.7%, from $28.4 million in 1995 to $32.1 million in 1996, due to the increased revenues at comparable hotels and the addition of four full-service hotels in 1996. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 74.9% in 1995 to 77.4% in 1996, due to lower margins at the Frenchman's Reef attributable to the hurricane damage. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue decreased from 74.6% in 1995 to 73.6% in 1996, primarily due to the higher margins associated with the increased banquet business.

     Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $12.0 million, or 24.2%, from $49.8 million in 1995 to $61.8 million in 1996, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 27.0% in 1995 to 25.7% in 1996 due primarily to the impact of the increases in ADR. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased from 25.6% in 1995 to 24.4% in 1996 due primarily to the ADR increases.

     Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $5.0 million, or 43.1%, from $11.8 million in 1995 to $16.8 million in 1996 due to the addition of new hotels, including several leased hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 6.4% in 1995 to 7.0% in 1996 due to rent expense associated with the new leased hotels.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $2.3 million, or 14.8%, from $15.5 million in 1995 to $17.8 million in 1996, due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 7.5% in 1995 to 6.6% in 1996 due to operating leverage.

     Depreciation and amortization expense increased by $9.9 million, or 62.0%, from $16.0 million in 1995 to $25.9 million in 1996, due to the impact of new hotel properties and refurbishment efforts at several hotels.

     Other expense of $2.2 million for 1995 consisted of a reserve for insurance deductibles related to hurricane damage caused by Hurricane Marilyn at the Frenchman's Reef hotel in St. Thomas, U.S. Virgin Islands.

     Investment income decreased by $251,000, or 5.2%, from $4.9 million in 1995 to $4.6 million in 1996, due to lower weighted average cash balances in 1996.

     Interest expense decreased by $1.3 million, or 6.0%, from $21.6 million in 1995 to $20.3 million in 1996, primarily due to capitalized interest related to new AmeriSuites construction. Capitalized interest increased by $4.9 million from $2.6 million in 1995 to $7.5 million in 1996. The decrease in interest expense was partially offset by interest associated with higher average borrowings in 1996.

     Other income consists of items which are not part of the Company's recurring operations. For 1996, other income consisted of gains on the sales of land and hotel properties of $2.5 million and a gain on the settlement of a note receivable of $1.8 million. Other income for 1995 consisted of a gain on the settlement of a note receivable of $822,000 and gains on property sales of $1.4 million.

     Pretax extraordinary gains of approximately $174,000 and $337,000 for 1995 and 1996 relate to the retirement of debt.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995
COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the years ended December 31, 1995 and 1994. The results of the four hotels divested during 1994 and 1995 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                              COMPARABLE OWNED
                                                          TOTAL                   HOTELS(1)
                                                  ---------------------     ---------------------
                                                    1994         1995         1994         1995
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging.......................................  $ 88,753     $146,184     $ 76,604     $ 83,190
  Food and Beverage.............................    18,090       37,955       13,601       13,299
  Management and Other Fees.....................    10,021        8,115
  Interest on Mortgages and Notes Receivable....    15,867       11,895
  Rental and Other..............................     1,572        1,479
                                                  --------     --------
          Total Revenues........................   134,303      205,628
Direct Hotel Operating Expenses:
  Lodging.......................................    25,490       38,383       20,722       21,908
  Food and Beverage.............................    13,886       28,429       10,634       10,467
  Selling and General...........................    27,244       49,753       23,009       24,338
Occupancy and Other Operating...................     9,799       11,763
General and Administrative......................    15,089       15,515
Depreciation and Amortization...................     9,427       15,974
Other Expense...................................        --        2,200
Operating Income................................    33,368       43,611
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue...      28.7%        26.3%        27.1%        26.3%
  Food and Beverage, as a percentage of food and
     beverage revenue...........................      76.8%        74.9%        78.2%        78.7%
  Selling and General, as a percentage of
     lodging and food and beverage revenue......      25.5%        27.0%        25.5%        25.2%
Occupancy and Other Operating, as a percentage
  of
  lodging and food and beverage revenue.........       9.2%         6.4%
General and Administrative, as a percentage of
     total revenue..............................      11.2%         7.5%
OTHER DATA:
Occupancy.......................................      68.0%        69.2%        70.4%        72.3%
ADR.............................................  $  60.36     $  73.28     $  59.92     $  63.97
REVPAR..........................................  $  41.04     $  50.71     $  42.21     $  46.22
Gross Operating Profit..........................  $ 40,223     $ 67,605     $ 35,824     $ 39,926

---------------
(1) For purposes of this discussion of results of operations, comparable Owned Hotels refers to the 37 Owned Hotels that were owned or leased by the Company during all of 1994 and 1995.

     Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $57.4 million, or 64.7%, from $88.8 million in 1994 to $146.2 million in 1995. The increase was due to $52.1 million of lodging revenues generated by the conversion of the Company's interest in the Frenchman's Reef from a mortgage note receivable to a hotel asset and the 19 new hotels added during

1994 and 1995, with the balance coming from growth in revenues at comparable Owned Hotels. Lodging revenues for comparable Owned Hotels increased by $6.6 million, or 8.6%, in 1995 as compared to 1994.

     The Company operates in three major segments of the industry: all-suites, full-service and limited-service. The following table sets forth the growth in REVPAR at the comparable Owned Hotels for 1995, as compared to 1994, by industry segment:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1995
                                                               -----------------
                All-suites...................................         11.9%
                Full-service.................................          8.7%
                Limited-service..............................          9.2%
                          Total..............................          9.5%

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

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $426,000, or 2.8%, from $15.1 million in 1994 to $15.5 million in 1995, due to ordinary inflationary increases which were partially offset by central office payroll reductions. As a percentage of total revenues, general and administrative expenses decreased from 11.2% in 1994 to 7.5% in 1995 due to operating leverage.

     Other expense of $2.2 million for the year ended December 31, 1995 consists of a reserve for insurance deductibles related to damage caused by Hurricane Marilyn at the Frenchman's Reef.

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

     Other income consists of items which are not part of the Company's recurring operations. For the year ended December 31, 1995, other income consisted of a gain on the settlement of a note receivable of $822,000 and gains on the sale of land parcels of $1.4 million. Other income for the year ended December 31, 1994 consisted primarily of a gain on the settlement of the Rose and Cohen note receivable of $6.4 million, gains on property sales of $1.1 million and rebates of prior years' insurance premiums of $1.6 million.

     Pretax extraordinary gains of approximately $174,000 for the year ended December 31, 1995 relate to the retirement of secured notes with a face value of $22.2 million. Pretax extraordinary gains of approximately $292,000 for the year ended December 31, 1994 relate to the retirement of debt with a face value of $8.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     Prime's external growth focuses on the accelerated expansion of its AmeriSuites brand through new construction. As of February 28, 1997, Prime had 40 AmeriSuites in operation and plans to have 69 AmeriSuites hotels open by the end of 1997 and 100 AmeriSuites open by the end of 1998.

     Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites brand, including capital from the following sources: (i) borrowings under the Company's $100 million Revolving Credit Facility; and (ii) internally generated free cash flow from hotel operations. With a significant hotel asset base, Prime also expects to seek additional debt or equity financing or enter into sale/leaseback agreements with respect to certain of its properties.

     At December 31, 1996, the Company had cash, cash equivalents and current marketable securities of $16.2 million. At December 31, 1996, the Company had $87.5 million available under the Revolving Credit Facility, of which $47.5 million was borrowed as of February 28, 1997. As of February 28, 1997, the Company had $40.0 million available under the Revolving Credit Facility.

     The Company's major sources of cash for 1996 were net proceeds of approximately $115.5 million from the issuance of the $120.0 million First Mortgage Notes in January 1996, gross borrowings under the Revolving Credit Facility of $52.5 million, net proceeds of $141.4 million from the issuance of
8.3 million shares of Common Stock and cash flow from operations of $65.9 million. The Company's major uses of cash during the period were capital expenditures relating primarily to acquisitions and development of $286.5 million and debt repayments of $184.7 million, including repayments of $40.0 million under the Revolving Credit Facility.

     Cash flow from operations was $65.9 million in 1996 as compared to $38.6 million in 1995. Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $11.8 million in 1996 and $9.5 million in 1995, respectively. At December 31, 1996, the Company had federal NOLs relating to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $90.7 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

     Common Stock. On August 2, 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company utilized the net proceeds from the offering of approximately $141.4 million to fund AmeriSuites development, to reduce indebtedness of $40.0 million under the Revolving Credit Facility and to repay certain other indebtedness of $26.7 million, thereby increasing availability for further AmeriSuites development.

     Debt. On June 28, 1996, the Company established a Revolving Credit Facility with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. Additional hotels may be added or substituted subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available through June 2001. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains covenants which limit the incurrence and payment of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. On June 28, 1996, the Company borrowed $40.0 million under the Revolving Credit Facility and the proceeds were used to retire $20.0 million of interim financing with the remainder utilized principally for the development of AmeriSuites hotels. On August 5, 1996, the Company repaid the full amount of this borrowing under the Revolving Credit Facility with the proceeds from the issuance of Common Stock. As of December 31, 1996, the Company had borrowed $12.5 million under the Revolving Credit Facility. The Company borrowed an additional $47.5 million through February 28, 1997 and has borrowing availability of approximately $40.0 million under the Revolving Credit Facility.

     On August 2, 1996, the Company prepaid in full $26.7 million of debt secured by 10 hotels with the proceeds from the issuance of Common Stock. The loans were due in February 2000 and bore interest at LIBOR plus 4.25%. The hotels formerly used as collateral for this debt were added to the collateral for the Revolving Credit Facility.

     In May 1996, the Company borrowed $20.0 million from a financial institution with interest at LIBOR plus 2.25%. Proceeds were utilized for the development of AmeriSuites hotels. The borrowing was subsequently repaid with the proceeds from the Revolving Credit Facility.

     In January 1996, the Company issued $120.0 million of 9 1/4% First Mortgage Notes due 2006. Interest on the First Mortgage Notes is payable semi-annually on January 15 and July 15. The Notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, liens, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $51.6 million of indebtedness, with the remainder of the proceeds used to finance the purchase of the Wellesley Inns described below and the development of AmeriSuites hotels.

     During 1996, the Company prepaid and retired $1.4 million of its 10% Senior Secured Notes resulting in pre-tax extraordinary gains of $151,000. The Company also retired $2.4 million of mortgage debt in conjunction with the sale of a hotel which resulted in a pre-tax extraordinary gain of $186,000.

     As of December 31, 1996, the Company had $13.9 million of debt related to the Frenchman's Reef which was originally scheduled to mature in December 1996. The Company and the lender entered into an agreement to extend the maturity of the loan to January 1998. The amended loan bears interest at the same rate currently in effect and principal payments were waived until maturity. All other terms and conditions of the loan remained in effect. The Company is currently in negotiation to obtain new financing in connection with the refurbishment plans at the Frenchman's Reef.

     In October 1996, the Company entered into a six-month interest rate contract with a major financial institution to hedge its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates for approximately seven years at a Treasury yield of 6.4% on a $98.4 million notional principal amount.

     Capital Investments. The Company's capital spending in 1996 was focused on the development of its AmeriSuites hotel chain and the consolidation of ownership of its Wellesley Inns chain. In 1996, the Company spent $184.6 million on new construction and $69.4 million on acquisitions funded primarily by existing cash balances, internally generated cash flow, the issuance of Common Stock and proceeds from borrowings under the Revolving Credit Facility and the issuance of the First Mortgage Notes.

     The Company intends to rapidly expand its AmeriSuites chain through new construction. The Company has opened 21 new AmeriSuites hotels since January 1, 1996 bringing the total to 40 hotels as of February 28, 1997. The Company plans to have 69 AmeriSuites open by the end of 1997 and 100 AmeriSuites open by the end of 1998. As of February 28, 1997, the Company had 45 AmeriSuites hotels under development, including 27 under construction. The Company expects to spend a total of approximately $300 million on development of new AmeriSuites hotels in each of 1997 and 1998.

     On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited service hotels for approximately $65.1 million in cash. Subsequently, the Company sold two of the Wellesley Inns, which were converted to another brand affiliation, and the two other limited-service hotels, which were not consistent with the Company's strategy, for aggregate proceeds of $11.4 million. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand with all 28 Wellesley Inns owned and operated by the Company. In order to ensure consistent quality and enhance the value of its brand, the Company refurbished five of these acquired hotels in 1996 and expects to complete the renovation of nine other acquired Wellesley Inns hotels by March 1997 at a total renovation cost for 1996 and 1997 of approximately $9.0 million.

     In September 1996, the Company acquired the Ramada Plaza Suite Hotel in Secaucus, NJ, which was repositioned as a Radisson Suite Hotel. The acquisition price of $16.5 million included the assumption of $12.2 million of debt. In February 1997, the Company acquired a Holiday Inn in Monroe Township, NJ for $11.2 million in cash. The Company may from time to time acquire full-service hotels having operating synergies with other Company hotels, although no such acquisitions are currently pending.

     During 1996, the Company spent approximately $30.8 million on capital improvements at its Owned Hotels, of which approximately $16.8 million related to refurbishments and repositionings of recently acquired hotels. In 1996, the Company completed the refurbishment and repositioning of the Hasbrouck Heights, NJ, Crowne Plaza, the Las Vegas St. Tropez Hotel and five of the recently acquired Wellesley Inns. The Company intends to spend approximately $7.0 million in 1997 relating to the refurbishing of nine other recently acquired Wellesley Inns and the Monroe Township Holiday Inn.

     In September 1995, the Frenchman's Reef in St. Thomas U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the island. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. The Company utilized all insurance proceeds to reduce the Frenchman's Reef mortgage loan to $13.9 million. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company is currently reviewing its claim for property damage with its insurance carrier and is in the process of preparing a claim under its business interruption insurance.

     The Company is currently underway with plans to refurbish and upgrade the Frenchman's Reef. In addition to hurricane-related renovations, the plan provides for structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping. The Company estimates that the cost of refurbishment will be approximately $30.0 million. The Company has continued to operate the hotel. However, due to the extent of the renovations and the additional damage caused by Hurricane Bertha, the Company expects to close the hotel around April 1, 1997 and plans to reopen the hotel in December 1997, although there can be no assurance that the Frenchman's Reef will reopen at such time or that the cost of refurbishment will not exceed the Company's estimate. The Company does not believe the closing of the Frenchman's Reef will have a material impact on its cash flow due to the seasonality of the hotel's operations and its business interruption insurance coverage.

     In order to facilitate future tax-free exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of February 28, 1997, the Company had advanced approximately $22.0 million to such third party which advances are classified as property, equipment and leasehold improvements.

     Asset Realizations. The Company has pursued a strategy of converting mortgage notes receivable and other assets into cash or operating hotel assets. During 1996, the Company received $7.9 million in cash in settlement of notes receivable and $13.0 million in cash on sales of properties resulting in gains of $4.3 million. In January 1996, the Company obtained control of the 210-room Howard Johnson Hotel in Cocoa Beach, FL and the 204-room Radisson Hotel in Fairfield, NJ by converting its mortgage notes receivable into operating hotel assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

             NAME                AGE                           POSITIONS
  ---------------------------    ---     ------------------------------------------------------
  David A. Simon.............    44      President, Chief Executive Officer and Chairman of the
                                         Board of Directors
  John M. Elwood.............    42      Executive Vice President, Chief Financial Officer and
                                         Director
  Howard M. Lorber(1)........    48      Director
  Herbert Lust, II(1)........    70      Director
  Jack H. Nusbaum............    56      Director
  Allen J. Ostroff(1)........    60      Director
  A.F. Petrocelli(1).........    53      Director
  Paul H. Hower..............    62      Executive Vice President
  Timothy E. Aho.............    53      Senior Vice President/Development
  Denis W. Driscoll..........    52      Senior Vice President/Human Resources
  John H. Leavitt............    44      Senior Vice President/Sales and Marketing
  Joseph Bernadino...........    50      Senior Vice President, Secretary and General Counsel
  Richard T. Szymanski.......    39      Vice President and Corporate Controller
  Douglas W. Vicari..........    37      Vice President and Treasurer

---------------
(1) Member of the Compensation and Audit Committee.

     The following is a biographical summary of the experience of the directors and executive officers of the Company:

     David A. Simon has been President, Chief Executive Officer and a Director since 1992 and Chairman of the Board of Directors of the Company since 1993. Mr. Simon was Chief Executive Officer and a director of PMI during 1992.

     John M. Elwood has been a Director and Executive Vice President of the Company since 1992 and Chief Financial Officer since 1993. Mr. Elwood was the Director of Reorganization of PMI during 1992.

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

     Herbert Lust, II has been a Director since 1992 and Chairman of the Compensation and Audit Committee of the Company since 1993. Mr. Lust was a member of the Committee of Unsecured Creditors of PMI through 1992. Mr. Lust has been a private investor and President of Private Water Supply Inc. for more than the past five years. Mr. Lust is a director of BRT Realty Trust.

     Jack H. Nusbaum has been a Director since 1994. Mr. Nusbaum is the Chairman of the law firm of Willkie Farr & Gallagher, where he has been a partner for more than the past twenty-five years. He also is a director of Pioneer Companies, Inc., W.R. Berkley Corporation, Strategic Distribution, Inc., The Topps Company, Inc. and Fine Host Corporation.

     Allen J. Ostroff has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Ostroff has been a Managing Director of the Prudential Realty Group, a subsidiary of The Prudential Insurance Company of America, since June 1994 and was a Senior Vice President of the Prudential Realty Group from 1992 to June 1994.

     A.F. Petrocelli has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Petrocelli has been the Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan's Famous, Inc.

     Paul H. Hower has been an Executive Vice President of the Company since 1993. Mr. Hower was President of Integrity Hospitality Services from 1991 to 1993 and prior to such time was Vice President and Hotel Division Manager of B.F. Saul Co.

     Timothy E. Aho has been a Senior Vice President of the Company since 1994. Mr. Aho was a Senior Vice President of Development for Boykin Management Company from 1993 to 1994 and Vice President of Development for Interstate Hotels Corporation from 1992 to 1993.

     Denis W. Driscoll has been a Senior Vice President of the Company since 1993. Mr. Driscoll was President of Driscoll Associates, a human resources consulting organization, from 1992 to 1993.

     John H. Leavitt has been a Senior Vice President of the Company since 1992. Mr. Leavitt was a Senior Vice President of PMI during 1992 and a Senior Vice President of Medallion Hotel corporation prior to such time.

     Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992. Mr. Bernadino was an Assistant Secretary and Assistant General Counsel of PMI during 1992.

     Richard T. Szymanski has been a Vice President and Corporate Controller of the Company since 1992. Mr. Szymanski was Corporate Controller of PMI during 1992.

     Douglas W. Vicari has been a Vice President and Treasurer of the Company since 1992 and was Vice President and Treasurer of PMI during 1992.

ITEM 11.  EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Executive Compensation," "Compensation Pursuant to Plans," "Other Compensation," "Compensation of Directors," and "Termination of Employment and Change of Control Agreements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Principal Shareholders" and "Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are incorporated in this Item 13 by reference those portions of the Company's definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             The Financial Statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

           2. Exhibits

              (2)  (a)
                    Reference is made to the Disclosure Statement for Debtors' Second Amended Joint Plan of Reorganization, dated January 16, 1992, which includes the Debtors' Second Amended Plan of Reorganization as an exhibit thereto filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

                     (b)
                    Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates, L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.

                     (c)
                    Reference is made to Consent of the Holders Thereof to the Purchase by the Company of the Outstanding First Mortgage Notes filed as an Exhibit to the Company's 8-K, dated March 21, 1996, which is incorporated herein by reference.

              (3)  (a)
                    Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

                     (b)
                    Reference is made to the Restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company's Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.

                     (c)
                    Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

              (4)  (a)
                    Reference is made to the Form of 9.20% Junior Secured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (b)
                    Reference is made to the Form of 8.20% Tax Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (c)
                    Reference is made to the Form of 10.20% Secured UND Restructured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (d)
                    Reference is made to the Form of 8% Secured UND Restructured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (e)
                    Reference is made to the Form of 9.20% OVR Restructured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (f)
                    Reference is made to the Collateral Agency Agreement among the Company, U.S. Trust and the Secured Parties, dated as of July 31, 1992 filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (g)
                    Reference is made to the Security Agreement between the Company and U.S. Trust, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (h)
                    Reference is made to the Subsidiary Guaranty from FR Delaware, Inc. to United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (i)
                    Reference is made to the Security Agreement between FR Delaware, Inc. and United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (j)
                    Reference is made to the Subsidiary Guaranty from Prime Note Collections Company, Inc. to United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (k)
                    Reference is made to the Security Agreement between Prime Note Collections Company, Inc. and United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (l)
                    Reference is made to a Form 8-A of the Company as filed on June 5, 1992 with the Securities and Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is incorporated herein by reference.

                     (m)
                    Reference is made to an Indenture, dated April 26, 1995, between the Company and the Trustee related to the issuance of 7% Convertible Subordinated Notes due 2002, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.

                     (n)
                    Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.

                     (o)
                    Reference is made to the Senior Secured Revolving Credit Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York Branch, as Documentation Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment No.1 to Form S-3 dated July 26, 1996, which is incorporated herein by reference.

                     (p)
                    Master Repurchase Agreement, dated as of October 23, 1996, between BT Securities Corporation and Prime Hospitality Corp.

             (10)  (a)
                    Reference is made to the Agreement of Purchase and Sale between Flamboyant Investment Company, Ltd. and VMS Realty, Inc., dated June 3, 1985, and its related agreements, each of which was included as Exhibits to the Form 8-K dated August 14, 1985 of PMI, which are incorporated herein by reference.

                     (b)
                    Reference is made to PMI's Flexible Benefit Plan, filed as an Exhibit to the Form 10-Q, dated February 12, 1988 of PMI, which is incorporated herein by reference.

                     (c)
                    Reference is made to the 1992 Performance Incentive Stock Option Plan of the Company, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

                     (d)
                    Reference is made to the 1992 Stock Option Plan of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (e)
                    Reference is made to the 1992 Non-Qualified Stock Option Agreement between the Company and David A. Simon filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

                     (f)
                    Reference is made to the 1992 Non-Qualified Stock Option Agreement between the Company and John Elwood filed as an Exhibit to the Company's Form 10-K, dated March 26, 1993, which is incorporated herein by reference.

                     (g)
                    Reference is made to the Employment Agreement, dated as of May 18, 1993, between Paul Hower filed as an Exhibit to the Company's Form 10-K, dated March 25, 1994, which is incorporated herein by reference.

                     (h)
                    Reference is made to the Consolidated and Amended Settlement Agreement, dated as of October 12, 1993, between Allan V. Rose and the Company filed as an Exhibit to the Company's Form 10-K, dated March 25, 1994, which is incorporated herein by reference.

                     (i)
                    Reference is made to the Consent and Amendment to Prime Hospitality Corp. 9.20% Junior Secured Notes filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (j)
                    Reference is made to the Agreement, dated February 6, 1995, among Suites of America, Inc., ShoLodge, Inc. and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (k)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between David A. Simon and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (l)
                    Reference is made to the Change of Control Agreement dated, February 15, 1995, between John M. Elwood and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (m)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Paul H. Hower and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (n)
                    Reference is made to the Change of Control Agreement dated, February 15, 1995, between John H. Leavitt and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (o)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Denis W. Driscoll and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (p)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Timothy E. Aho and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (q)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Joseph Bernadino and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (r)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Richard T. Szymanski and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (s)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (t)
                    Reference is made to the Change of Control Agreement, dated February 15, 1995, between Richard Moskal and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

                     (u)
                    Reference is made to the Employment Agreement, dated May 15, 1995, between John Elwood and the Company, filed as an Exhibit to the Company's Form 10-K, dated March 21, 1996.

                     (v)
                    Reference is made to the Employment Agreement, dated August 1, 1995, between David Simon and the Company, filed as an Exhibit to the Company's Form 10-K, dated March 21, 1996.

            (11)       Statement regarding computation of per share earnings.

            (21)       Subsidiaries of the Company are as follows:

                                                                          JURISDICTION OF
                                            NAME                           INCORPORATION
                     ---------------------------------------------------  ---------------
                     Caldwell Holding Corp. ............................   Delaware
                     Dynamic Marketing Group, Inc. .....................   Delaware
                     Fairfield Holding Corp. ...........................   Delaware
                     Fairfield-Meridian Claims Service, Inc. ...........   Delaware
                     FR Delaware, Inc. (Subsidiary of FR Management
                       Corporation).....................................   Delaware
                     FR Management Corporation..........................   Virginia
                     KSA Management, Inc. ..............................   Kansas
                     Mahwah Holding Corp. ..............................   Delaware
                     Market Segments, Incorporated......................   Delaware
                     PHC Construction Corp. ............................   Delaware
                     PHC Hotels, Inc. ..................................   Delaware
                     Prime-American Realty Corp. .......................   Delaware
                     Prime Note Collections Company, Inc. ..............   Delaware
                     Prime-O-Lene, Inc. ................................   New Jersey
                     Republic Motor Inns, Inc. .........................   Virginia

            (23)       Consent of Arthur Andersen LLP

            (27)       Financial data schedule.

     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to finish a copy of such instruments to the Commission upon request.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (ITEM 14(A))

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................  F-2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1995 and 1996........................................  F-3
  Statements of Income for the Years Ended December 31, 1994, 1995 and 1996...........  F-4
  Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and
     1996.............................................................................  F-5
  Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996.......  F-6
Notes to Consolidated Financial Statements............................................  F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders of Prime Hospitality Corp.:

     We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries ("the Company") as of December 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 28, 1997

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1995         1996
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 49,533     $ 15,997
  Marketable securities available for sale.............................    11,929          238
  Restricted cash......................................................     8,973        2,637
  Accounts receivable, net of reserves of $213 and $420
     in 1995 and 1996, respectively....................................    13,139       12,653
  Current portion of mortgages and notes receivable....................     1,533        1,338
  Other current assets.................................................     8,070       11,228
                                                                         --------     --------
     Total current assets..............................................    93,177       44,091
Property, equipment and leasehold improvements, net of accumulated
  depreciation and amortization........................................   398,201      695,253
Mortgages and notes receivable, net of current portion.................    64,962       24,195
Other assets...........................................................    16,901       22,559
                                                                         --------     --------
     Total Assets......................................................  $573,241     $786,098
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt..............................................  $  5,731     $  3,419
  Other current liabilities............................................    38,961       45,887
                                                                         --------     --------
     Total current liabilities.........................................    44,692       49,306
Long-term debt, net of current portion.................................   276,920      298,875
Other liabilities......................................................    18,713       18,022
                                                                         --------     --------
     Total liabilities.................................................   340,325      366,203
                                                                         --------     --------
Commitments and contingencies..........................................        --           --
Stockholders' equity:
  Preferred stock, par value $.10 per share; 20,000,000 shares
     authorized; none issued...........................................        --           --
  Common stock, par value $.01 per share; 75,000,000 shares authorized
     31,004,499 and 39,804,917 shares issued and outstanding in 1995
     and 1996, respectively............................................       310          398
  Capital in excess of par value.......................................   183,050      338,825
  Retained earnings....................................................    49,556       80,672
                                                                         --------     --------
     Total stockholders' equity........................................   232,916      419,895
                                                                         --------     --------
          Total Liabilities and Stockholders' Equity...................  $573,241     $786,098
                                                                         ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1995         1996
                                                             --------     --------     --------
Revenues:
  Lodging..................................................  $ 88,753     $146,184     $198,947
  Food and beverage........................................    18,090       37,955       41,437
  Management and other fees................................    10,021        8,115        6,729
  Interest on mortgages and notes receivable...............    15,867       11,895        6,090
  Business interruption insurance..........................        --           --       13,562
  Rental and other.........................................     1,572        1,479        2,103
                                                             --------     --------     --------
          Total revenues...................................   134,303      205,628      268,868
                                                             --------     --------     --------
Costs and expenses:
  Direct hotel operating expenses:
     Lodging...............................................    25,490       38,383       51,577
     Food and beverage.....................................    13,886       28,429       32,053
     Selling and general...................................    27,244       49,753       61,789
  Occupancy and other operating............................     9,799       11,763       16,833
  General and administrative...............................    15,089       15,515       17,813
  Depreciation and amortization............................     9,427       15,974       25,884
  Other expense............................................        --        2,200           --
                                                             --------     --------     --------
          Total costs and expenses.........................   100,935      162,017      205,949
                                                             --------     --------     --------
Operating income...........................................    33,368       43,611       62,919

Investment income..........................................     1,966        4,861        4,610
Interest expense...........................................   (13,993)     (21,603)     (20,312)
Other income...............................................     9,089        2,239        4,306
                                                             --------     --------     --------
Income before income taxes and extraordinary items.........    30,430       29,108       51,523
Provision for income taxes.................................    12,172       11,643       20,609
                                                             --------     --------     --------
Income before extraordinary items..........................    18,258       17,465       30,914
Extraordinary items -- gains on discharges of indebtedness
  (net of income taxes of $120, $70 and $135 in 1994, 1995
  and 1996, respectively)..................................       172          104          202
                                                             --------     --------     --------
Net income.................................................  $ 18,430     $ 17,569     $ 31,116
                                                             ========     ========     ========
Earnings per common share:
Primary:
  Income before extraordinary items........................  $    .57     $    .54     $    .85
  Extraordinary items......................................       .01           --           --
                                                             --------     --------     --------
Earnings per common share..................................  $    .58     $    .54     $    .85
                                                             ========     ========     ========
Fully diluted:
  Income before extraordinary items........................  $    .57     $    .54     $    .80
  Extraordinary items......................................       .01           --           --
                                                             --------     --------     --------
Earnings per common share..................................  $    .58     $    .54     $    .80
                                                             ========     ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK       CAPITAL IN
                                                -------------------   EXCESS OF    RETAINED
                                                  SHARES     AMOUNT   PAR VALUE    EARNINGS    TOTAL
                                                ----------   ------   ----------   --------   --------
Balance December 31, 1993.....................  29,988,674    $300     $ 157,507   $ 13,557   $171,364
Net income....................................          --      --            --     18,430     18,430
Utilization of net operating loss
  carryforwards...............................          --      --         5,861         --      5,861
Amortization of pre-fresh start tax basis
  differences.................................          --      --         6,954         --      6,954
Federal income tax refund.....................          --      --           200         --        200
Compensation expense related to stock option
  plan........................................          --      --            60         --         60
Proceeds and tax benefits from exercise of
  stock options...............................     216,080       2           640         --        642
Proceeds from exercise of stock warrants......     204,617       2           552         --        554
                                                ----------    ----      --------    -------   --------
Balance December 31, 1994.....................  30,409,371     304       171,774     31,987    204,065
Net income....................................          --      --            --     17,569     17,569
Utilization of net operating loss
  carryforwards...............................          --      --         3,370         --      3,370
Amortization of pre-fresh start tax basis
  differences.................................          --      --         6,167         --      6,167
Compensation expense related to stock option
  plan........................................          --      --            16         --         16
Proceeds and tax benefits from exercise of
  stock options...............................     220,159       2           705         --        707
Proceeds from exercise of stock warrants......     374,969       4         1,018         --      1,022
                                                ----------    ----      --------    -------   --------
Balance December 31, 1995.....................  31,004,499     310       183,050     49,556    232,916
Net income....................................          --      --            --     31,116     31,116
Utilization of net operating loss
  carryforwards...............................          --      --        10,590         --     10,590
Amortization of pre-fresh start tax basis
  differences.................................          --      --         1,243         --      1,243
Compensation expense related to stock option
  plan........................................          --      --             5         --          5
Proceeds from issuance of stock...............   8,250,000      83       141,337         --    141,420
Proceeds and tax benefits from exercise of
  stock options...............................     148,492       1         1,516         --      1,517
Proceeds from exercise of stock warrants......     401,926       4         1,084         --      1,088
                                                ----------    ----      --------    -------   --------
Balance December 31, 1996.....................  39,804,917    $398     $ 338,825   $ 80,672   $419,895
                                                ==========    ====      ========    =======   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1995         1996
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income...............................................  $ 18,430     $ 17,569     $ 31,116
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     9,427       15,974       25,884
     Utilization of net operating loss carryforwards.......     5,861        3,370       10,590
     Gains on settlements of notes receivable..............    (6,224)        (822)      (1,774)
     Gains on discharges of indebtedness...................      (292)        (174)        (337)
     Gains on sales of assets..............................    (1,099)      (1,957)      (4,349)
     Amortization of pre-fresh start tax basis
       differences.........................................     6,954        6,167        1,243
     Deferred income taxes.................................      (205)       1,557        1,386
     Compensation expense related to stock options.........        60           16            5
  Increase (decrease) from changes in other operating
     assets and liabilities:
     Accounts receivable...................................    (1,945)      (5,320)         486
     Other current assets..................................       127         (887)      (3,158)
     Other liabilities.....................................    (2,760)       3,135        4,844
                                                              -------     --------     ---------
     Net cash provided by operating activities.............    28,334       38,628       65,936
                                                              -------     --------     ---------
Cash flows from investing activities:
  Net proceeds from mortgages and other notes receivable...    36,198       27,603        8,933
  Disbursements for mortgages and notes receivable.........    (1,100)     (12,704)        (800)
  Proceeds from sales of property, equipment and leasehold
     improvements..........................................     1,480        8,167       12,962
  Purchases of property, equipment and leasehold
     improvements..........................................   (48,473)     (74,758)    (101,891)
  Construction of new hotels...............................   (14,549)     (37,518)    (184,566)
  Decrease in restricted cash..............................     1,268          752        6,336
  Proceeds from insurance settlement.......................        --        7,500        1,500
  Proceeds from sales of marketable securities.............     1,116        2,928       15,023
  Purchase of marketable securities........................    (5,885)     (11,520)          --
  Other....................................................    (3,965)         846        1,546
                                                              -------     --------     ---------
     Net cash used in investing activities.................   (33,910)     (88,704)    (240,957)
                                                              -------     --------     ---------
Cash flows from financing activities:
  Net proceeds from issuance of debt.......................    19,026      119,360      182,196
  Payments of debt.........................................   (43,771)     (33,961)    (184,740)
  Proceeds from the exercise of stock options and
     warrants..............................................     1,196        1,729        2,605
  Proceeds from issuance of common stock...................        --           --      141,420
  Other....................................................        80          (43)           4
                                                              -------     --------     ---------
     Net cash provided by (used in) financing activities...   (23,469)      87,085      141,485
                                                              -------     --------     ---------
Net increase (decrease) in cash and cash equivalents.......   (29,045)      37,009      (33,536)
Cash and cash equivalents at beginning of period...........    41,569       12,524       49,533
                                                              -------     --------     ---------
Cash and cash equivalents at end of period.................  $ 12,524     $ 49,533     $ 15,997
                                                              =======     ========     =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

     Prime Hospitality Corp. (the "Company") is a hotel owner/operator with a portfolio of 108 hotels, as of February 28, 1997, located in 25 states and the
U. S. Virgin Islands. The Company owns and operates 95 hotels and manages the remaining 13 hotels for third parties. The Company operates its hotels under its proprietary AmeriSuites and Wellesley Inns brand names and under franchise agreements with national hotel chains including Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn, Ramada and Howard Johnson.

BASIS OF PRESENTATION

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

USE OF ESTIMATES

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

MARKETABLE SECURITIES

     Marketable securities consist primarily of commercial paper and other corporate debt and equity securities which mature or are available for sale within one year. Marketable securities are valued at current market value, which approximates cost.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

RESTRICTED CASH

     Restricted cash consists primarily of highly liquid investments that serve as collateral for debt obligations due within one year.

MORTGAGES AND NOTES RECEIVABLE

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

     In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan (SFAS 114)" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures (SFAS 118)." Following these standards, the Company measures impairment of a loan based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate. Impairment can also be measured based on a loan's observable market price or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment had occurred as of December 31, 1996.

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

     During 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121)". Following this standard, the Company evaluates whether impairment has occurred at each of its properties based upon the future cash flows (undiscounted and before interest charges) as compared to the carrying value of the property. Based upon its evaluation as of December 31, 1996, the Company has determined that no impairment has occurred.

OTHER ASSETS

     Other assets consist primarily of deferred issuance costs related to the Company's debt obligations. Deferred issuance costs are amortized over the respective terms of the loans using the effective interest method.

SELF-INSURANCE PROGRAMS

     The Company uses an incurred loss retrospective insurance plan for general and auto liability and workers' compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence and aggregate cash outlay.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and dependents which is partially funded by payroll deductions. Payments for major medical and hospitalization below specified aggregate annual amounts are self-insured by the Company. Claims for benefits in excess of these amounts are covered by insurance purchased by the Company.

     Provisions have been made in the consolidated financial statements which represent the expected future payments based on the estimated ultimate cost for incidents incurred through the balance sheet date.

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

EARNINGS PER COMMON SHARE

     Primary earnings per share is computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each year. The weighted average number of common shares used in computing primary earnings per share was 32,022,000, 32,461,000 and 36,501,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% Convertible Subordinated Notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 37,423,000 and 43,794,000 for the years ended December 31, 1995 and 1996, respectively.

PRE-OPENING COSTS

     Non-capital expenditures incurred prior to opening new or renovated hotels such as payroll and operating supplies are deferred and expensed within one year after opening. Pre-opening costs charged to expense were $86,000, $364,000 and $1.3 million for the years ended December 31, 1994, 1995 and 1996. As of December 31, 1996, $2.1 million of pre-opening costs are included in other current assets.

INTEREST RATE AGREEMENTS

     The Company has an interest rate swap agreement with a major financial institution which reduces the Company's exposure to interest rate fluctuations on its variable rate debt. The accounting treatment for this agreement is to accrue net interest to be received or to be paid as an adjustment to interest expense as incurred.

     The Company has an interest rate hedge agreement with a major financial institution which terminates in April 1997 to reduce its interest rate exposure on the anticipated financing of its development program in 1997. Gains or losses resulting from this hedge will be deferred and amortized to interest expense over the life of the anticipated obligation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1994 and 1995 consolidated financial statements to conform them to the December 31, 1996 presentation.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 2 -- HOTEL ACQUISITIONS

     On March 6, 1996, the Company acquired 18 hotels consisting of 16 Wellesley Inns and two other limited-service hotels for approximately $65.1 million in cash. The acquisition enabled the Company to establish full control over its proprietary Wellesley Inns brand, with all 28 Wellesley Inns now owned and operated by the Company. The acquisition price was comprised of approximately $60.4 million to purchase the first mortgages on the 18 hotels, with a face value of approximately $70.5 million, and $4.7 million to purchase the interests of the three partnerships which owned the hotels. Approximately $1.9 million of the total purchase price was paid to a partnership in which a general partner is a related party. In connection with the transaction, the Company also terminated its management agreements and junior subordinated mortgages related to the 18 hotels. In September 1996, the Company acquired the Ramada Plaza Suite in Secaucus, NJ and repositioned the hotel as a Radisson Suite Hotel. The acquisition price was $16.5 million, which included the assumption of $12.2 million of debt.

     The 1996 acquisitions have been accounted for as purchases and, accordingly, the revenues and expenses of those hotels have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since January 1, 1996, reported results would not have been materially different.

     In March 1995, the Company acquired the option of ShoLodge, Inc. ("ShoLodge") to purchase a 50% interest in eleven of the Company's AmeriSuites hotels and also acquired the remaining AmeriSuites hotel not already owned by the Company. In 1993, the Company and its wholly-owned subsidiary, Suites of America, Inc. ("SOA") entered into agreements with ShoLodge, a company controlled by a former director, designed to further the growth of its AmeriSuites hotels from the six hotels owned by the Company at that time. Pursuant to these agreements, (I) ShoLodge agreed to build and finance six additional AmeriSuites hotels and received an option to purchase a 50% interest in SOA and (ii) the Company received an option pursuant to which it could require ShoLodge to purchase a 50% interest in SOA. The exercise of the option by ShoLodge was scheduled to occur in January 1995, when the Company and ShoLodge began to negotiate the Company's buyout of ShoLodge's option. The consideration payable by the Company was based upon the fair market value of the properties. The consideration totaled $19.7 million and was comprised of (I) $16.1 million in cash, which was paid in 1995, plus (ii) $18.5 million in notes maturing in 1997, less (iii) $14.9 million of existing debt on five hotels, which was forgiven at face value. The transaction resulted in a net increase of approximately $3.6 million of long-term debt. No gain or loss was recorded on the forgiveness of debt. As a result of this transaction, the Company assumed management of these hotels.

     In August 1995, the Company entered into an agreement to purchase four Bradbury Suites hotels for $18.7 million. The hotels, comprising 447 rooms, were subsequently converted to the Company's proprietary AmeriSuites brand. In August 1995, the Company also purchased the 149 room all-suite St. Tropez Hotel and Shopping Center in Las Vegas for $15.2 million. Revenues and expenses from these transactions have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements for the full year, reported results would not have been materially different.

NOTE 3 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of the following (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Cash.....................................................  $ 4,312     $ 5,079
        Commercial paper and other cash equivalents..............   45,221      10,918
                                                                   -------     -------
                  Totals.........................................  $49,533     $15,997
                                                                   =======     =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 4 -- MARKETABLE SECURITIES

     Marketable securities are comprised of the following (in thousands):

                                                                       DECEMBER 31,
                                                                     ----------------
                                                                      1995       1996
                                                                     -------     ----
        Equity securities..........................................  $ 3,796     $238
        Corporate debt securities..................................    8,133       --
                                                                     -------     ----
                  Totals...........................................  $11,929     $238
                                                                     =======     ====

     During 1996, the Company realized $1.8 million in gains on sales of marketable securities which is included in investment income.

NOTE 5 -- OTHER CURRENT ASSETS/LIABILITIES

     Other current assets consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1995       1996
                                                                    ------     -------
        Hotel inventories.........................................  $2,686     $ 4,762
        Pre-opening expense.......................................     261       2,088
        Accrued interest receivable...............................   2,803       2,082
        Prepaid expense...........................................   1,616       1,868
        Other.....................................................     704         428
                                                                    ------     -------
                  Totals..........................................  $8,070     $11,228
                                                                    ======     =======

     Other current liabilities consist of the following (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Accounts payable.........................................  $ 4,717     $ 5,990
        Construction payables....................................    2,223       6,643
        Interest.................................................    3,616       7,734
        Accrued payroll and related benefits.....................    3,151       4,590
        Accrued expenses.........................................    4,303       4,944
        Insurance reserves.......................................    6,007       7,146
        Hurricane damage reserve.................................    8,718       2,438
        Other....................................................    6,226       6,402
                                                                   -------     -------
                  Totals.........................................  $38,961     $45,887
                                                                   =======     =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 6 -- MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are comprised of the following (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Properties operated by the Company(a)....................  $57,171     $22,194
        Other(b).................................................    9,324       3,339
                                                                   -------     -------
                  Total..........................................   66,495      25,533
        Less current portion.....................................   (1,533)     (1,338)
                                                                   -------     -------
        Long-term portion........................................  $64,962     $24,195
                                                                   =======     =======

---------------
(a) At December 31, 1996, the Company is the holder of mortgage notes receivable with a book value of $8.6 million secured primarily by two hotel properties operated by the Company under management agreements and $13.6 million in mortgages secured primarily by four properties operated under lease agreements. These notes bear interest at rates ranging from 8.0% to 13.5% and mature through 2015. The mortgages were derived from the sales of hotel properties.

    The loans secured by hotel properties operated under management agreements pay interest and principal based upon available cash and include a participation in the future excess cash flow of such hotel properties. One of these mortgages has been structured to include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow.

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

    In accordance with the adoption of fresh start reporting under SOP 90-7, no value was assigned to the junior portions of the notes or the junior mortgages and subordinated interests on the other hotels as there was substantial doubt at the time of valuation that the Company would recover any of their value. As a result, interest income on these junior or cash flow mortgages is recognized when cash is received. During 1994, 1995 and 1996, the Company recognized $2.0 million, $2.0 million and $2.9 million, respectively, of interest income related to these mortgages. Future recognition of interest income on these mortgages is dependent primarily upon the net cash flow of the underlying hotels after debt service, which is senior to the Company's junior positions.

(b) Other notes receivable currently bear interest at effective rates ranging from 4.0% to 10.0%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 7 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         ---------------------      YEARS OF
                                                           1995         1996       USEFUL LIFE
                                                         --------     --------     -----------
    Land and land leased to others(a)..................  $ 69,765     $119,654
    Hotels.............................................   246,278      387,631       20 to 40
    Furniture, fixtures and autos......................    67,001      103,899        3 to 10
    Leasehold improvements.............................    26,038       58,340        3 to 40
    Construction in progress...........................    22,667       78,266
                                                         --------     --------
         Sub-total.....................................   431,749      747,790
    Less accumulated depreciation and amortization.....   (33,548)     (52,537)
                                                         --------     --------
              Totals...................................  $398,201     $695,253
                                                         ========     ========

---------------
(a) Included in land at December 31, 1995 and 1996 was $8.9 million and $32.7 million, respectively, of land associated with hotels under construction.

     At December 31, 1996, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $5.4 million pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $7.4 million, of which $3.7 million is scheduled to be received in the aggregate during the five-year period ending December 31, 2001.

     Depreciation and amortization expense on property, equipment and leasehold improvements was $9.3 million, $14.8 million and $22.0 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     During the years ended December 31, 1994, 1995 and 1996, the Company capitalized $.8 million, $2.6 million and $7.5 million, respectively, of interest related to borrowings used to finance hotel construction.

NOTE 8 -- DEBT

     Debt consists of the following (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1996
                                                                 --------     --------
        9.25% First Mortgage Notes(a)..........................  $     --     $120,000
        Revolving Credit Facility(b)...........................        --       12,500
        7% Convertible Subordinated Notes(c)...................    86,250       86,250
        Mortgages and other notes payable(d)...................   158,904       71,414
        10% Senior Secured Notes(e)............................    30,374       10,867
        Capitalized lease obligations(f).......................     7,123        1,263
                                                                 --------     --------
        Total debt.............................................   282,651      302,294
        Less current maturities................................    (5,731)      (3,419)
                                                                 --------     --------
        Long-Term debt, net of current portion.................  $276,920     $298,875
                                                                 ========     ========

---------------
(a) On January 23, 1996, the Company issued $120 million of 9.25% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal which decline on each anniversary date. The Company utilized a portion of the proceeds to pay down $51.6 million of debt.

(b) On June 28, 1996, the Company established a revolving credit facility (the "Revolving Credit Facility") with a group of financial institutions providing for availability of funds up to the lesser of $100 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available for five years. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains certain covenants which limit the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. On June 28, 1996, the Company borrowed $40 million under the Revolving Credit Facility and proceeds were used to retire $20 million of interim financing with the remainder utilized principally for development of AmeriSuites hotels. On August 5, 1996, the Company repaid the full amount of this borrowing under the Revolving Credit Facility with proceeds from the issuance of Common Stock (see Note 15). As of December 31, 1996, the Company had borrowed $12.5 million under this facility and had additional borrowing capacity of $87.5 million.

(c) In 1995, the Company sold $86.3 million of 7% Convertible Subordinated Notes due 2002. The notes are convertible into common stock at a price of $12 per share at the option of the holder and mature on April 15, 2002. The notes are redeemable, in whole or in part, at the option of the Company after April 17, 1998 at premiums to principal which decline on each anniversary date.

(d) The Company has mortgage and other notes payable of approximately $71.4 million that are secured by mortgage notes receivable and hotel properties with a book value of $137.7 million. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1996 these notes bear interest at rates ranging from 6.4% to 10.5%, with a weighted average interest rate of 8.4%, and mature from 1998 through 2008.

    The Company has $13.9 million of debt secured by the Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, U.S. Virgin Islands which was originally scheduled to mature in December 1996. The Company and the lender have entered into an agreement to extend the maturity of the loan to January 1998. The loan continues to bear interest at the same rate and principal payments are waived until maturity. All other terms and conditions of the loan remain in effect.

    Additionally, the Company's debt related to the Frenchman's Reef is further secured by an assignment of property insurance proceeds related to the hurricane damage (See Note 11). The Company utilized the net insurance proceeds of $22.8 million to reduce the Frenchman's Reef mortgage loan to $13.9 million. The Company is currently in negotiation to obtain new financing in connection with the refurbishment plans at the Frenchman's Reef.

    On August 2, 1996, the Company prepaid in full $26.7 million of debt secured by 10 hotels with the proceeds from the issuance of Common Stock (See Note
    15). The loans were due in February 2000 and bore interest at LIBOR plus 4.25%. The hotels formerly used as collateral for this loan are now part of the collateral securing the Revolving Credit Facility described in (b) above.

(e) The 10% Senior Secured Notes were issued pursuant to the Plan, and mature on July 31, 1999. The collateral for the 10% Senior Secured Notes consists primarily of mortgages and notes receivable and real property, net of related liabilities (the "10% Senior Secured Note Collateral"), with a book value of $62.2 million as of December 31, 1996.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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

The 10% Senior Secured Notes contain covenants which, among other things, require the Company to maintain a net worth of at least $100 million, and preclude cash distributions to stockholders, including dividends and redemptions, until the 10% Senior Secured Notes have been paid in full. As of December 31, 1996, the Company was in compliance with all covenants applicable to the 10% Senior Secured Notes.

The Company has $1.4 million of its 10% Senior Secured Notes which it repurchased but did not retire due to certain restrictions under the note agreement. These notes are currently held by a third party agent and are recorded as investments on the Company's balance sheet. As of December 31, 1996, the Company had unrecognized holding gains of approximately $26,000 related to these securities.

(f) At December 31, 1996, the Company had a capital lease obligation in the amount of $1.3 million. Principal and interest on this obligation is paid monthly. This lease matures in 2000 and bears interest at Prime plus 3%.

     In August 1995, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company pays a fixed rate of interest of 6.18% and receives a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October 1995 and expires in 1999.

     In October 1996, the Company entered into a six month interest rate hedge agreement with a major financial institution to reduce its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates at a Treasury yield of 6.4% for approximately seven years on a $98.4 million notional principal amount.

     Maturities of long-term debt for the next five years ending December 31 are as follows (in thousands):

            1997......................................................  $  3,419
            1998......................................................    17,645
            1999......................................................    25,052
            2000......................................................    12,289
            2001......................................................    14,138
            Thereafter................................................   229,751
                                                                        --------
                      Total...........................................  $302,294
                                                                        ========

NOTE 9 -- LEASE COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 1998 through 2061. The Company has options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1996 (in thousands):

        1997...............................................................  $  4,833
        1998...............................................................     4,787
        1999...............................................................     4,828
        2000...............................................................     4,717
        2001...............................................................     4,326
        Thereafter.........................................................    47,023
                                                                              -------
             Total.........................................................  $ 70,514
                                                                              =======

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            1994       1995       1996
                                                           ------     ------     ------
        Rentals..........................................  $4,654     $4,630     $6,652
        Contingent rentals...............................     823        745      1,250
                                                           ------     ------     ------
             Rental expense..............................  $5,477     $5,375     $7,902
                                                           ======     ======     ======

  Employee Benefits

     The Company does not provide any material post employment benefits to its current or former employees.

NOTE 10 -- INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                         1994        1995        1996
                                                        -------     -------     -------
        Current:
          Federal.....................................  $   970     $   320     $ 5,147
          State.......................................       28         299         563
                                                        -------     -------     -------
                                                            998         619       5,710
        Deferred:
          Federal.....................................    9,780       9,929      13,005
          State.......................................    1,514       1,165       2,029
                                                        -------     -------     -------
                                                         11,294      11,094      15,034
                                                        -------     -------     -------
                  Total...............................  $12,292     $11,713     $20,744
                                                        =======     =======     =======

     Income taxes are provided at the applicable federal and state statutory rates.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Utilization of net operating loss.............................  $ 5,861     $ 3,370     $11,714
Amortization of pre-fresh start basis
  differences -- properties and notes.........................    5,632       6,167       1,243
Depreciation..................................................      200       1,400         830
Compensation expense..........................................       --         604         691
Other.........................................................     (399)       (447)        556
                                                                -------     -------     -------
          Total...............................................  $11,294     $11,094     $15,034
                                                                =======     =======     =======

     At December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $90.7 million which will expire beginning in 2005 and continuing through 2007. Of this amount, $87.3 million is subject to an annual limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan. The Company also has potential state income tax benefits relating to net operating loss carryforwards of approximately $5.9 million which will expire during various periods from 1997 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

     In accordance with SFAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $31.7 million against the deferred tax asset as of December 31, 1996. To the extent any available carryforwards or other tax benefits are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the years ended December 31, 1994, 1995 and 1996, the Company recognized $5.9 million, $3.4 million and $10.6 million, respectively, of such benefits as a contribution to stockholders' equity.

     Additionally, the Company recognized $7.0 million, $6.2 million and $1.2 million as a contribution to stockholders' equity for the years ended December 31, 1994, 1995 and 1996, respectively, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 1995 and 1996.

NOTE 11 -- BUSINESS INTERRUPTION INSURANCE

     In September 1995, the Frenchman's Reef suffered damages when Hurricane Marilyn struck the U.S. Virgin Islands. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company is currently reviewing its claim for property damage with its insurance carrier and is in the process of preparing a claim under its business interruption insurance.

     Although the Company has continued to operate the hotel, the impact of the hurricanes has caused operating profits to decline from prior year levels. In 1996 and 1995, the Company continued to record the operating revenues and expenses of the Frenchman's Reef. In addition, the Company recorded business

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES interruption insurance revenue of $13.6 million in 1996 based on the claim settlement which is included in operating revenues. The Company is currently underway with plans to refurbish and upgrade the Frenchman's Reef. In addition to the hurricane-related renovations, the plan provides for structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping.

     Other expense of $2.2 million for the year ended December 31, 1995 consists of a reserve for insurance deductibles related to hurricane damage caused by Hurricane Marilyn at the Frenchman's Reef.

NOTE 12 -- OTHER INCOME

     Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following as of December 31, 1994, 1995 and 1996 (in thousands):

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                1994       1995       1996
                                                               ------     ------     ------
    Gains on settlements of notes receivable.................  $6,355     $  822     $1,774
    Gains on sales of properties.............................   1,099      1,417      2,532
    Rebates of prior years' insurance premiums...............   1,579         --         --
    Other....................................................      56         --         --
                                                               ------     ------     ------
              Total..........................................  $9,089     $2,239     $4,306
                                                               ======     ======     ======

NOTE 13 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.

                                                DECEMBER 31, 1995         DECEMBER 31, 1996
                                              ---------------------     ---------------------
                                              CARRYING       FAIR       CARRYING       FAIR
                                               AMOUNT       VALUE        AMOUNT       VALUE
                                              --------     --------     --------     --------
    Mortgage and notes receivable...........  $ 64,962     $ 76,058     $ 24,195     $ 38,928
    Long-term debt..........................   276,920      278,899      298,875      343,039
    Interest rate swap agreement............        --          (15)          --         (173)
    Interest rate hedge agreement...........        --           --           --         (620)

     The fair value for mortgages and notes receivable is based on the valuation of the underlying collateral utilizing discounted cash flows and other methods applicable to the industry. Valuations for long-term debt are based on quoted market prices or at current rates available to the Company for debt of the same maturities. The fair values of the interest rate swap and hedge agreements are based on the estimated amounts the Company would pay to terminate the agreements.

     The Company's mortgages and other notes receivable (See Note 6) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                1994       1995       1996
                                                               -------    -------    -------
    Management and other fee income(a).......................  $ 1,165    $ 1,427    $ 1,040
    Interest income(a).......................................    1,283        518        582
    Management fee expense(b)................................      679         --         --
    Interest expense(b)......................................      461         --         --
    Reservation fee expense(b)...............................      317         --         --

---------------
(a) At December 31, 1996, the Company managed six hotels for partnerships in which related parties own various interests. The income amounts shown above primarily include transactions related to these hotel properties. On March 6, 1996, the Company acquired nine hotels owned by related parties. (See
    Note 2).

(b) In 1991, the Company entered into an agreement with ShoLodge, a company controlled by a former director, whereby ShoLodge was appointed the exclusive agent to develop and manage certain hotel properties.

     In March 1995, the Company acquired ShoLodge's option to purchase the remaining 50% interest in all eleven hotels developed by ShoLodge and also acquired the ownership interest of the remaining AmeriSuites hotel not already owned by the Company (See Note 2).

NOTE 15 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

COMMON STOCK

     On August 2, 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company utilized the proceeds from the offering of approximately $141.4 million (net of underwriting discounts and expenses of $7.2 million) to fund AmeriSuites development, to reduce indebtedness of $40.0 million under the Revolving Credit Facility and to repay certain other indebtedness of $26.7 million, thereby increasing availability for further AmeriSuites development.

STOCK OPTIONS

     The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. A total of 200,000 options were reserved under these plans (net of amounts granted to date) as of December 31, 1996.

     Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire ten years from the date of grant. During 1995 and 1996, respectively, options to purchase 648,000 and 595,000 shares of common stock were granted under this plan.

     Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. Options to purchase 50,000 shares of common stock were granted under this plan in both 1995 and 1996.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Under the Company's 1992 Stock Option and Performance Incentive Plans, options to purchase 367,000 and 15,000 shares of common stock were issued to employees in 1994 and 1995, respectively. The options were granted at prices which approximate fair market value at the date of grant. Generally, these options can be exercised during a participant's employment in equal annual installments over a three year period and expire six years from the date of grant.

     Options to purchase 30,000 and 60,000 shares of common stock were issued to non-employee directors of the Company in 1994 and 1995, respectively, under the Company's 1992 Stock Option Plan. The options were granted at prices which approximate fair market value at the date of grant. Generally, one-third of these options were exercisable at the date of grant and the remaining options vest in equal annual installments over a two-year period. The options expire six years after the date of grant.

     During 1992, options to purchase 350,000 shares were granted to employee officers and directors under the Company's 1992 Stock Option Plan. All 350,000 shares are currently exercisable at December 31, 1996. In addition, options to purchase 330,000 shares were granted to a former officer in 1992, all of which were exercised. The exercise prices of the remaining exercisable options are based on the average market price one year from the date of grant which was determined to be $2.71 per share with respect to 330,000 shares and $3.81 per share with respect to the other 20,000 shares. Based on this exercise price, the amount of compensation expense attributable to these options was $60,000, $16,000 and $5,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not significant. Had the fair value method of accounting been applied to the Company's stock plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $1.3 million, or $.03 per share in 1995 and $2.3 million, or $.05 per share in 1996. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1995 and 1996 was $4.46 and $7.33, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $9.59 in 1995 and $16.51 in 1996 and the following weighted average assumptions: risk-free interest rate of 6.22% for 1995 and 6.43% in 1996, volatility of 42.39% for 1995 and 38.64% for 1996, and dividend yield of 0.0% for 1995 and 1996.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following is a summary of the various stock option plans:

                                                                      NUMBER       OPTION PRICE
                                                                    OF SHARES       PER SHARE
                                                                    ----------    --------------
Outstanding at December 31, 1994..................................   1,442,000
Granted...........................................................     773,000     $ 9.25-$10.88
Exercised.........................................................   (222,000)     $ 2.71-$ 7.63
Canceled..........................................................   (165,000)     $ 3.63-$ 9.63
                                                                     ---------
Outstanding at December 31, 1995..................................   1,828,000
                                                                     ---------
Granted...........................................................     646,000     $14.75-$18.00
Exercised.........................................................   (149,000)     $ 3.63-$10.81
Canceled..........................................................    (59,000)     $ 3.63-$16.63
                                                                     ---------
Outstanding at December 31, 1996..................................   2,266,000
                                                                     =========
Exercisable at December 31, 1996..................................   1,101,000     $ 2.71-$10.88
                                                                     =========

WARRANTS

     Pursuant to the Plan, warrants to purchase 2,053,583 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expire five years after the date of grant. The exercise price was determined from the average per share daily closing price of the Company's common stock during the year following its reorganization on July 31, 1992. As of December 31, 1996 warrants to purchase 1,027,392 shares have been exercised and 1,026,191 remain outstanding.

NOTE 16 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                   1994       1995        1996
                                                                 --------    -------    --------
Assumption of mortgages and notes payable in connection with
  the acquisitions of hotels...................................  $ 18,718    $ 5,120    $ 12,222
Hotels received in settlements of mortgage notes receivable....    54,521      2,702      35,306
Note receivable received in exchange for the sale of a hotel...  $  1,497    $    --    $     --

     Cash paid for interest was $15.5 million, $22.4 million and $22.4 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     Cash paid for income taxes was $1.9 million, $1.2 million and $8.0 million for the years ended December 31, 1994, 1995 and 1996, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIME HOSPITALITY CORP.

                                          By:       /s/ DAVID A. SIMON
                                            ------------------------------------
                                              David A. Simon, Chairman of the
                                             Board of Directors, President and
                                                  Chief Executive Officer

DATE: February 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 1997.

                SIGNATURE                                         TITLE
------------------------------------------  -------------------------------------------------

            /s/ DAVID A. SIMON              Chairman of Board of Directors, President, Chief
------------------------------------------    Executive Officer and Director (Principal
              David A. Simon                  Executive Officer)

            /s/ JOHN M. ELWOOD              Chief Financial Officer, Executive Vice President
------------------------------------------    and Director (Principal, Financial and
              John M. Elwood                  Accounting Officer)

           /s/ ALLEN J. OSTROFF             Director
------------------------------------------
             Allen J. Ostroff

           /s/ HERBERT LUST, II             Director
------------------------------------------
             Herbert Lust, II

           /s/ A.F. PETROCELLI              Director
------------------------------------------
             A.F. Petrocelli

           /s/ JACK H. NUSBAUM              Director
------------------------------------------
             Jack H. Nusbaum

           /s/ HOWARD M. LORBER             Director
------------------------------------------
             Howard M. Lorber

                                 Exhibit Index
                                 -------------

Exhibit No                                  Exhibit
-----------                                 -------

(2)(a) Reference is made to the Disclosure Statement for Debtors' Second Amended Joint Plan of Reorganization, dated January 16, 1992, which includes the Debtors' Second Amended Plan of Reorganization as an exhibit thereto filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

   (b) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates, L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.

   (c) Reference is made to Consent of the Holders Thereof to the Purchase by the Company of the Outstanding First Mortgage Notes filed as an Exhibit to the Company's 8-K, dated March 21, 1996, which is incorporated herein by reference.

(3)(a) Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

   (b) Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

(4)(a) Reference is made to the Form of 9.20% Junior Secured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (b) Reference is made to the Form of 8.20% Tax Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (c) Reference is made to the Form of 10.20% Secured UND Restructured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (d) Reference is made to the Form of 8% Secured UND Restructured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (e) Reference is made to the Form of 9.20% OVR Restructured Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (f) Reference is made to the Collateral Agency Agreement among the Company, U.S. Trust and the Secured Parties, dated as of July 31, 1992 filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

Exhibit No                                  Exhibit
-----------                                 -------

   (g) Reference is made to the Security Agreement between the Company and U.S. Trust, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (h) Reference is made to the Subsidiary Guaranty from FR Delaware, Inc. to United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (i) Reference is made to the Security Agreement between FR Delaware, Inc. and United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (j) Reference is made to the Subsidiary Guaranty from Prime Note Collections Company, Inc. to United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (k) Reference is made to the Security Agreement between Prime Note Collections Company, Inc. and United States Trust Company of New York, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (l) Reference is made to a Form 8-A of the Company as filed on June 5, 1992 with the Securities and Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is incorporated herein by reference.

   (m) Reference is made to an Indenture, dated April 26, 1995, between the Company and the Trustee related to the issuance of 7% Convertible Subordinated Notes due 2002, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.

   (n) Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.

   (o) Reference is made to the Senior Secured Revolving Credit Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York Branch, as Documentation Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment No.1 to Form S-3 dated July 26, 1996, which is incorporated herein by reference.

   (p) Master Repurchase Agreement, dated as of October 23, 1996, between BT Securities Corporation and Prime Hospitality Corp.

(10)(a) Reference is made to the Agreement of Purchase and Sale between Flamboyant Investment Company, Ltd. and VMS Realty, Inc., dated June 3, 1985, and its related agreements, each of which was included as Exhibits to the Form 8-K dated August 14, 1985 of PMI, which are incorporated herein by reference.

   (b) Reference is made to PMI's Flexible Benefit Plan, filed as an Exhibit to the Form 10-Q, dated February 12, 1988 of PMI, which is incorporated herein by reference.

   (c) Reference is made to the 1992 Performance Incentive Stock Option Plan of the Company, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

Exhibit No                                  Exhibit
-----------                                 -------

   (d) Reference is made to the 1992 Stock Option Plan of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (e) Reference is made to the 1992 Non-Qualified Stock Option Agreement between the Company and David A. Simon filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

   (f) Reference is made to the 1992 Non-Qualified Stock Option Agreement between the Company and John Elwood filed as an Exhibit to the Company's Form 10-K, dated March 26, 1993, which is incorporated herein by reference.

   (g) Reference is made to the Employment Agreement, dated as of May 18, 1993, between Paul Hower filed as an Exhibit to the Company's Form 10-K, dated March 25, 1994, which is incorporated herein by reference.

   (h) Reference is made to the Consolidated and Amended Settlement Agreement, dated as of October 12, 1993, between Allan V. Rose and the Company filed as an Exhibit to the Company's Form 10-K, dated March 25, 1994, which is incorporated herein by reference.

   (i) Reference is made to the Consent and Amendment to Prime Hospitality Corp. 9.20% Junior Secured Notes filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (j) Reference is made to the Agreement, dated February 6, 1995, among Suites of America, Inc., ShoLodge, Inc. and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (k) Reference is made to the Change of Control Agreement, dated February 15, 1995, between David A. Simon and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (l) Reference is made to the Change of Control Agreement dated, February 15, 1995, between John M. Elwood and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (m) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Paul H. Hower and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (n) Reference is made to the Change of Control Agreement dated, February 15, 1995, between John H. Leavitt and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (o) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Denis W. Driscoll and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (p) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Timothy E. Aho and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (q) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Joseph Bernadino and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (r) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Richard T. Szymanski and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

Exhibit No                                  Exhibit
-----------                                 -------

   (s) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (t) Reference is made to the Change of Control Agreement, dated February 15, 1995, between Richard Moskal and the Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.

   (u) Reference is made to the Employment Agreement, dated May 15, 1995, between John Elwood and the Company, filed as an Exhibit to the Company's Form 10-K, dated March 21, 1996.

   (v) Reference is made to the Employment Agreement, dated August 1, 1995, between David Simon and the Company, filed as an Exhibit to the Company's Form 10-K, dated March 21, 1996.

(11)       Statement regarding computation of per share earnings.

(21)       Subsidiaries of the Company are as follows:

(23)       Consent of Arthur Andersen LLP

(27)       Financial data schedule.