Form 10-Q
period 1997-03-31
PRIME HOSPITALITY CORP
filed 1997-05-12
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


(MARK ONE)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

The registrant had 39,955,816 shares of common stock, $.01 par value outstanding, as of May 7, 1997.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                           PAGE
PART I.      FINANCIAL INFORMATION                                        NUMBER

Item 1.      Financial Statements

             Consolidated Balance Sheets-
                 December 31, 1996 and March 31, 1997.................      1

             Consolidated Statements of Income
                 Three Months Ended March 31, 1996
                 and March 31, 1997...................................      2

             Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1996
                 and March 31, 1997...................................      3

             Notes to Interim Consolidated Financial Statements.......      4


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations............      7



PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................     17

Signatures   .........................................................     18

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

                                                                December 31,   March 31,
                                                                    1996         1997
                                                                  --------     --------
                                    ASSETS                                    (Unaudited)
Current assets:
  Cash and cash equivalents .................................     $ 15,997     $113,459
  Marketable securities available for sale ..................          238          238
  Restricted cash ...........................................        2,637       10,406
  Accounts receivable, net of reserves ......................       12,653       13,507
  Current portion of mortgages and
    notes receivable ........................................        1,338        2,686
  Other current assets ......................................       11,228       13,664
                                                                  --------     --------
      Total current assets ..................................       44,091      153,960

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization ..........      695,253      746,385
Mortgages and notes receivable, net of
  current portion ...........................................       24,195       22,470
Other assets ................................................       22,559       28,149
                                                                  --------     --------
      TOTAL ASSETS ..........................................     $786,098     $950,964
                                                                  ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt ...................................     $  3,419     $  3,228
  Other current liabilities .................................       45,887       42,032
                                                                  --------     --------
      Total current liabilities .............................       49,306       45,260

Long-term debt, net of current portion ......................      298,875      459,757
Other liabilities ...........................................       18,022       16,193
                                                                  --------     --------
      Total liabilities .....................................      366,203      521,210
                                                                  --------     --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    20,000,000 shares authorized; none issued ...............         --           --
  Common stock, par value $.01 per share;
    75,000,000 shares authorized; 39,804,917 and
    39,926,662 shares issued and outstanding
    at December 31, 1996 and March 31,1997,
    respectively ............................................          398          399
  Capital in excess of par value ............................      338,825      339,986
  Retained earnings .........................................       80,672       89,369
                                                                  --------     --------
      Total stockholders' equity ............................      419,895      429,754
                                                                  --------     --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............     $786,098     $950,964
                                                                  ========     ========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                    (In Thousands, Except Per Share Amounts)

                                                         Three Months Ended
                                                              March  31,
                                                         1996          1997
                                                       --------      --------
Revenues:
  Lodging ........................................     $ 41,974      $ 58,120
  Food and beverage ..............................        8,024         9,450
  Management and other fees ......................        1,692         1,162
  Interest on mortgages and
    notes receivable .............................        2,681         1,729
  Business interruption insurance ................        3,739         4,990
  Rental and other ...............................          504           629
                                                       --------      --------
      Total revenues .............................       58,614        76,080
                                                       --------      --------
Costs and expenses:
  Direct hotel operating expenses:
    Lodging ......................................       10,624        14,729
    Food and beverage ............................        6,914         7,965
    Selling and general ..........................       14,010        16,989
  Occupancy and other operating ..................        3,482         5,543
  General and administrative .....................        4,219         4,976
  Depreciation and amortization ..................        4,874         7,421
                                                       --------      --------
      Total costs and expenses ...................       44,123        57,623
                                                       --------      --------
Operating income .................................       14,491        18,457

Investment income ................................        1,265           231
Interest expense .................................       (6,201)       (4,230)
Other income .....................................        3,432          --
                                                       --------      --------
Income before income taxes
  and extraordinary items ........................       12,987        14,458
Provision for income taxes .......................        5,195         5,783
                                                       --------      --------
Income before extraordinary items ................        7,792         8,675
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes) .............          149            22
                                                       --------      --------
Net income .......................................     $  7,941      $  8,697
                                                       ========      ========
Earnings per common share:
  Primary:
    Income before extraordinary items ............     $    .24      $    .21
    Extraordinary items ..........................         --            --
                                                       --------      --------
  Net earnings ...................................     $    .24      $    .21
                                                       ========      ========
  Fully diluted:
    Income before extraordinary items ............     $    .22      $    .20
                                                       --------      --------
    Extraordinary items ..........................         --            --
  Net earnings ...................................     $    .22      $    .20
                                                       ========      ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                 (In Thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       1996            1997
                                                                    ----------      ----------
CASH FLOWS
Cash flows from operating activities:
  Net income .................................................     $   7,941      $   8,697
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ............................         4,874          7,421
    Amortization of deferred financing costs .................           350            550
    Business interruption insurance revenue ..................        (3,739)        (4,990)
    Utilization of net operating loss
      carryforwards ..........................................         1,958            911
    Gains on settlements of notes receivable .................        (1,778)          --
    Gains on discharges of indebtedness ......................          (249)           (37)
    Gains on sales of assets .................................        (1,956)          --
    Increase (decrease) from changes in other
      operating assets and liabilities:
      Accounts receivable ....................................        (1,179)          (854)
      Other current assets ...................................         1,883         (1,308)
      Other liabilities ......................................           550         (1,290)
                                                                   ---------      ---------
      Net cash provided by operating
        activities ...........................................         8,655          9,100
                                                                   ---------      ---------
Cash flows from investing activities:
  Net proceeds from mortgages and notes
    receivable ...............................................         8,275            377
  Disbursements for mortgages and
    notes receivable .........................................          (800)          --
  Proceeds from sales of property, equipment
    and leasehold improvements ...............................         3,706         14,910
  Construction costs of new hotels ...........................       (27,850)       (55,407)
  Purchases of property, equipment and
    leasehold improvements ...................................       (75,798)       (18,616)
  Proceeds from insurance settlement .........................          --              571
  Increase in restricted cash ................................          (461)        (7,769)
  Proceeds from sales of marketable securities ...............         4,856           --
  Proceeds from retirement of debt securities ................          --              177
  Other ......................................................          (129)          (927)
                                                                   ---------      ---------
      Net cash used in investing activities ..................       (88,201)       (66,684)
                                                                   ---------      ---------
Cash flows from financing activities:
  Net proceeds from issuance of debt .........................       114,979        261,543
  Payments of debt ...........................................       (61,494)      (106,938)
  Proceeds from the exercise of stock options
    and warrants .............................................           157            441
                                                                   ---------      ---------
      Net cash provided by financing activities ..............        53,642        155,046
                                                                   ---------      ---------
  Net (decrease) increase cash and
    cash equivalents .........................................       (25,904)        97,462

  Cash and cash equivalents at beginning of perio ............        49,533         15,997
                                                                   ---------      ---------
  Cash and cash equivalents at end of period .................     $  23,629      $ 113,459
                                                                   =========      =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three months ended March 31, 1996 and 1997 and cash flows for the three months ended March 31, 1996 and 1997.

         The consolidated financial statements for the three months ended March 31, 1996 and 1997 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1996. Certain reclassifications have been made to the March 31, 1996 consolidated financial statements to conform them to the March 31, 1997 presentation.

         The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS

         In February 1997, the Company acquired the Monroe Township, NJ Holiday Inn for approximately $11.2 million in cash. The acquisition was accounted for as a purchase and, accordingly, the revenues and expenses have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since January 1, 1997, reported results would not have been materially different.

NOTE 3 - DEBT

         In March 1997, the Company issued $200.0 million of 9 3/4% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes") in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the notes is paid semi-annually on April 1 and October 1. The notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company on or after April 1, 2002 at premiums to principal which decline on each anniversary date. The Company utilized a portion of the proceeds to pay $101.1 million of debt and intends to utilize the remainder to finance its AmeriSuites expansion.

         The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million and a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available through June 2001. During the three months ended March 31, 1997, the Company borrowed $67.5 million under the Revolving Credit Facility and proceeds were used primarily for the development of AmeriSuites hotels. In March 1997, the Company repaid the outstanding borrowings under the Revolving Credit Facility with the proceeds from the issuance of the Senior Subordinated Notes. As of March 31, 1997, the Company has borrowing availability of $100.0 million under the Revolving Credit Facility.

NOTE 4 - EARNINGS PER COMMON SHARE

         Primary earnings per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary earnings per share was 32.9 million and 41.7 million for the three months ended March 31, 1996 and 1997, respectively.

         Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 40.3 million and 48.9 million for the three months ended March 31, 1996 and 1997, respectively.

NOTE 5 - BUSINESS INTERRUPTION INSURANCE REVENUE

         In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the U.S. Virgin Islands. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to the Frenchman's Reef for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company is currently reviewing its claim for property damage with its insurance carrier and is in the process of preparing a claim under its business interruption insurance with regard to Hurricane Bertha.

         Although the Company continued to operate the hotel through March 31, 1997, the impact of the hurricanes has caused operating profits to decline from prior years' levels. In addition to recording the operating revenues and expenses of the Frenchman's Reef, the Company also recorded business interruption insurance revenue of $3.7 million and $5.0 million for the three months ended March 31, 1996 and 1997, respectively. The 1997 amount includes an estimated recovery of insurance proceeds arising out of Hurricane Bertha.

         The Company has begun the redevelopment of the Frenchman's Reef. Redevelopment plans provide for significant hurricane-related renovations and certain enhancements. Due to the extent of the renovations, the Company closed the hotel on April 1, 1997 and plans to reopen it in December 1997.

NOTE 6 - INTEREST EXPENSE

         For the three months ended March 31, 1996 and 1997, the Company capitalized $1.3 million and $3.6 million, respectively, of interest related to borrowings used to finance hotel construction. Also included in interest expense is the amortization of deferred financing fees of $350,000 and $550,000, respectively, for the three months ended March 31, 1996 and 1997.

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company is a leading hotel owner/operator which, as of April 30, 1997, owned or leased 96 hotels (the "Owned Hotels") and managed 13 hotels for third parties (the "Managed Hotels"). The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in eight of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

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

    For the three months ended March 31, 1997, earnings from recurring operations increased by 51.3% over the same period in 1996. The earnings gain reflects an 11.7% increase in revenue per available room ("REVPAR") at comparable Owned Hotels, resulting in a 17.8% increase in gross operating profit and an improvement in gross operating margins from 38.9% to 41.9% The earnings growth was also enhanced by the addition of 39 hotels since January 1, 1996. The Company's EBITDA increased by $6.5 million, or 33.6%, from $19.4 million in 1996 to $25.9 million in 1997, and Hotel EBITDA increased by $8.7 million, or 46.2%, from $18.8 million in 1996 to $27.6 million in 1997. EBITDA represents earnings before interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels.

    The Company's hotels operate in three segments of the industry: the all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary

Wellesley Inns brand. The Company's Hotel EBITDA reflects the shifting mix in the Company's portfolio toward its proprietary brand AmeriSuites. The Hotel EBITDA contribution from AmeriSuites hotels is expected to increase in future years as a result of the Company's AmeriSuites expansion plans. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):


                                                HOTEL EBITDA (1)
                                                ----------------
                                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                      MARCH 31,                  MARCH 31,
                                       1996                       1997
                                       ----                       ----
                               AMOUNT      % OF TOTAL      AMOUNT    % OF TOTAL
                               ------      ----------      ------    ----------
All-suites .............       $ 4,589        24.3%       $ 8,678        31.5%
Full-service ...........         8,853        47.0         12,052        43.7
Limited-service ........         5,406        28.7          6,824        24.8
                               -------       -----        -------       -----
          Total ........       $18,848       100.0%       $27,554       100.0%
                               =======       =====        =======       =====


    (1) EBITDA and Hotel EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered as alternatives to net income as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity.

    Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

    The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three months ended March 31, 1996 and 1997. The results of the seven hotels divested during 1996 and 1997 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                       COMPARABLE OWNED
                                                                 TOTAL                      HOTELS(1)
                                                                 -----                      ---------
                                                         THREE MONTHS ENDED            THREE MONTHS ENDED
                                                               MARCH 31,                    MARCH 31,
                                                         1996           1997           1996          1997
                                                         ----           ----           ----          ----
                                                             (IN THOUSANDS, EXCEPT ADR AND REVPAR)
Income Statement Data:
Revenues:
  Lodging ......................................       $41,974        $58,120        $33,432        $36,826
  Food and Beverage ............................         8,024          9,450          6,050          6,345
  Management and Other Fees ....................         1,692          1,162
  Interest on Mortgages and Notes Receivable ...         2,681          1,729
  Business Interruption Insurance ..............         3,739          4,990
  Rental and Other .............................           504            629
                                                       -------        -------
          Total Revenues .......................        58,614         76,080
Direct Hotel Operating Expenses:
  Lodging ......................................        10,624         14,729          8,619          9,257
  Food and Beverage ............................         6,914          7,965          5,012          5,219
  Selling and General ..........................        14,010         16,989         10,495         10,600
Occupancy and Other Operating ..................         3,482          5,543
General and Administrative .....................         4,219          4,976
Depreciation and Amortization ..................         4,874          7,421
Operating Income ...............................        14,491         18,457
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ..          25.3%          25.3%          25.8%          25.1%
  Food and Beverage, as a percentage of food and
     beverage revenue ..........................          86.2%          84.3%          82.8%          82.3%
  Selling and General, as a percentage of
     lodging and food and beverage revenue .....          28.0%          25.1%          26.6%          24.6%
Occupancy and Other Operating, as a percentage
  of lodging and food and beverage revenue .....           7.0%           8.2%
General and Administrative, as a percentage of
  total revenue ................................           7.2%           6.5%
Other Data(1):
Occupancy ......................................          65.9%          63.9%          66.2%          67.8%
Average Daily Rate ("ADR") .....................       $ 70.33        $ 77.03        $ 71.04        $ 77.48
Revenue per Available Room ("REVAPR") ..........       $ 46.31        $ 49.22        $ 47.03        $ 52.51
Gross Operating Profit .........................       $16,538        $26,883        $15,356        $18,095


----------

(1) For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, and seven hotels disposed in 1996 and 1997 have been excluded from the Other Data section of the table. Comparable Owned Hotels refers to 54 Owned Hotels that were owned or leased by the Company during all of the three months ended March 31, 1996 and 1997 (excluding the Frenchman's Reef).

    Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $16.1 million, or 38.5%, for the three months ended March 31, 1997 as compared to the same period in 1996. Lodging revenues increased due to incremental revenues of $15.0 million from the 39 hotels added during 1996 and 1997 and higher revenues for comparable Owned Hotels, which increased by $3.4 million, or 10.2%. The revenue gains were partially offset by a decrease of $1.4 million at the Frenchman's Reef attributable to hurricane-related damage and a decrease $900,000 related to revenue of disposed hotels.

    The following table sets forth hotel operating data for the comparable Owned Hotels for the three months ended March 31, 1997 as compared to the same period in 1996, by product type:



                                         THREE MONTHS ENDED
                                             MARCH 31,
                                        1996            1997       % CHANGE
                                        ----            ----       --------
AMERISUITES
                         Occupancy       66.8%           67.4%
                            ADR        $66.74          $71.44
                           REVPAR      $44.56          $48.17        8.1%
FULL-SERVICE
                         Occupancy       58.2%           62.0%
                            ADR        $81.06          $89.77
                           REVPAR      $47.15          $55.70       18.1%
WELLESLEY INNS
                         Occupancy       80.8%           78.0%
                            ADR        $65.83          $71.42
                           REVPAR      $53.19          $55.74        4.8%
TOTAL
                         Occupancy       66.2%           67.8%
                            ADR        $71.04          $77.48
                           REVPAR      $47.03          $52.51       11.7%

    The Company achieved solid growth in all three of its industry segments. The REVPAR increases reflect the results of several repositionings and continued favorable industry trends in the full-service segment, and growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment. The improvements in REVPAR were generated by increases in ADR, which rose by 9.1%, and occupancy gains of 1.6 percentage points.

    Food and beverage revenues increased by $1.4 million, or 17.8%, for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was primarily due to the additional revenues from three full-service hotels added in the past year and strong growth at comparable Owned Hotels. Food and beverage revenues for comparable Owned Hotels increased by $300,000 or 4.9%, due to increased banquet business.

    Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $500,000 or 31.3%, for the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to the conversions of Managed Hotels into Owned Hotels. Partially offsetting these decreased management fees were increased base and incentive management fees associated with the remaining Managed Hotels.

    Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $1.0 million, or 35.5%, for the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to conversions of notes receivable into operating hotel assets or cash in 1996.

    Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchmen's Reef caused by Hurricane Marilyn in September 1995 and an estimate of lost profits attributed to damage caused by Hurricane Bertha in July 1996. The Company is currently preparing a claim under its business interruption insurance with respect to Hurricane Bertha. Business interruption insurance revenue increased by $1.3 million or 33.5%, for the three months ended March 31, 1997 as compared to the same period in 1996 due to higher operating profits in 1996 attributable to federal emergency business.

    Direct lodging expenses increased by $4.1 million, or 38.6%, for the three months ended March 31, 1997 as compared to the same period in 1996, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue,remained constant at 25.3%. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 25.8% in 1996 to 25.1% in 1997, primarily due to increases in ADR which had lower corresponding increases in expenses.

    Direct food and beverage expenses increased by $1.1 million, or 15.2%, for the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to the addition of three full-service hotels in the past year. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 86.2% in 1996 to 84.3% in 1997 for all hotels and decreased from 82.8% in 1996 to 82.3% in 1997 for comparable Owned Hotels. The decreases were primarily due to the higher margins associated with the increased banquet business.

    Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $3.0 million, or 21.3%, for the three months ended March 31, 1997 as compared to the same period in 1996, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 28.0% in 1996 to 25.1% in 1997 for all hotels and decreased from 26.6% in 1996 to 24.6% in 1997 for comparable Owned Hotels. The decreases were primarily due to the ADR improvements and decreases in snow removal and other weather-related costs.

    Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $2.1 million, or 59.2%, for the three months ended March 31, 1997 as compared to the same period in 1996 due to the addition of new hotels, including several leased hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 7.0% in 1996 to 8.2% in 1997 due to rent expense associated with the new leased hotels.

    General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $800,000 or 17.9%, for the three months ended March 31, 1997 as compared to the same period in 1996, due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 7.2% in 1996 to 6.5% in 1997 due to increased operating leverage.

    Depreciation and amortization expense increased by $2.5 million, or 52.3%, for the three months ended March 31, 1997 as compared to the same period in 1996, due to the impact of new hotel properties and refurbishment efforts at several hotels.

    Investment income decreased by $1.0 million, or 81.7%, for the three months ended March 31, 1997 as compared to the same period in 1996, due to lower weighted average cash balances in 1997.

    Interest expense decreased by $2.0 million, or 31.8%, for the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to capitalized interest related to new AmeriSuites construction. Capitalized interest increased by $2.3 million from $1.3 million in 1996 to $3.6 million in 1997.

    Other income consists of items which are not part of the Company's recurring operations. For 1996, other income consisted of a gain on the settlement of a note receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million.

    Pretax extraordinary gains of approximately $248,000 and $37,000 for the three months ended March 31, 1996 and 1997 relate to the retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

    Prime's external growth focuses on the accelerated expansion of its AmeriSuites brand through new construction. As of April 30, 1997, Prime had 44 AmeriSuites in operation and plans to have 69 AmeriSuites hotels open by the end of 1997 and 100 AmeriSuites open by the end of 1998.

    Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites brand, including capital from the following sources: (i) net proceeds of $92.4, after expenses and debt repayments, related to the issuance of 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in March 1997; (ii) borrowings under the Company's $100 million Revolving Credit Facility; and (iii) internally generated free cash flow from hotel operations. With a significant hotel asset base, Prime also expects to seek additional debt or equity financing or enter into sale/leaseback agreements with respect to certain of its properties.

    At March 31, 1997, the Company had cash, cash equivalents and current marketable securities of $113.7 million. In addition, at March 31, 1997, the Company had $100.0 million available under the Revolving Credit Facility.

    The Company's major sources of cash for the three months ended March 31, 1997 were net proceeds, after expenses, of approximately $193.5 million from the issuance of the $200 million Senior Subordinated Notes in March 1997, gross borrowings under the Revolving Credit Facility of $67.5 million, proceeds from sales of hotels of $14.9 million and cash flow from operations of $9.1 million. The Company's major uses of cash during the period were capital expenditures of $74.0 million relating primarily to acquisitions and development and debt repayments of $106.9 million, including repayments of $80.0 million under the Revolving Credit Facility.

    Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $900,000 in 1997 and $2.0 million in 1996, respectively. At March 31, 1997, the Company had federal NOLs relating to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $90.0 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

    Debt. In January 1996, the Company issued $200.0 million of Senior Subordinated Notes in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1 at the rate of 9 3/4% per year. The Notes are general unsecured obligations and contain certain covenants including limitations on the incurrence of debt, liens, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $101.1 million of indebtedness, with the remainder of the proceeds used to finance the development of AmeriSuites hotels. Until used, the net proceeds will be invested in short-term investment grade marketable securities or money market funds. The indebtedness repaid with the proceeds from the Senior Subordinated Notes included $75.6 million of borrowings outstanding under the Revolving Credit Facility, $10.8 million of 10% Senior Secured Notes and $13.9 million of debt secured by the Frenchmen's Reef. The Company is currently in negotiation to obtain new financing in connection with the refurbishment plans at the Frenchman's Reef.

    The Company established a Revolving Credit Facility in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. Additional hotels may be added or substituted subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available through June 2001. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains covenants which limit the incurrence and payment of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on June 28, 1999 and $75.0 million on June 28, 2000. During the three months ended March 31, 1997, the Company borrowed $67.5 million under the Revolving Credit Facility. The proceeds were used primarily for the development of AmeriSuites hotels. In March 1997, the Company repaid the total outstanding borrowings of $80.0 million under the Revolving Credit Facility primarily with the proceeds from the issuance of the Senior Subordinated Notes. The Company currently has $100.0 million available under the Revolving Credit Facility.

    In October 1996, the Company entered into a six-month interest rate contract with a major financial institution to hedge its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates for approximately seven years at a Treasury yield of 6.4% on a $98.4 million notional principal amount. In April 1997, the Company terminated the agreement for a gain of $500,000 which will be amortized as a reduction of interest expense over a seven year period.

    Capital Investments. The Company's capital spending in 1996 was focused primarily on the development of its AmeriSuites hotel chain. For the three months ended March 31, 1997, the Company spent $55.4 million on new construction funded primarily by existing cash balances, internally generated cash flow, proceeds from borrowings under the Revolving Credit Facility and the issuance of the Senior Subordinated Notes.

    The Company intends to rapidly expand its AmeriSuites chain through new construction. The Company has opened nine new AmeriSuites hotels since January 1, 1997 bringing the total to 44 hotels as of April 30, 1997. The Company plans to have 69 AmeriSuites open by the end of 1997 and 100 AmeriSuites open by the end of 1998. As of April 30, 1997, the Company had 44 AmeriSuites hotels under development, including 26 under construction. The Company expects to spend a total of approximately $300 million on development of new AmeriSuites hotels in each of 1997 and 1998.

    In March 1997, the Company completed a $9.0 million renovation of the 14 Wellesley Inns acquired in 1996. The Company believes that the renovations position the Wellesley Inns chain for strong growth in 1997, with a high degree of consistency and product quality.

    In February 1997, the Company acquired a Holiday Inn in Monroe Township, NJ for $11.2 million in cash. The Company intends to spend an additional $3.5 million relating to the refurbishing of the hotel. The Company may from time to time acquire full-service hotels having operating synergies with other Company hotels, although no such acquisitions are currently pending.

    In September 1995, the Frenchman's Reef in St. Thomas U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the island. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company is currently reviewing its claim for property damage with its insurance carrier and is in the process of preparing a claim under its business interruption insurance with regard to Hurricane Bertha.

     The Company is currently underway with plans to refurbish the Frenchman's Reef. Redevelopment plans provide for significant hurricane-related renovations, and certain enhancements. The Company estimates that the cost of refurbishment will be approximately $30.0 to $35.0 million. Due to the extent of the renovations, the Company closed the hotel on April 1, 1997 and plans to reopen the hotel in December 1997, although there can be no assurance that the Frenchman's Reef will reopen at such time or that the cost of refurbishment will not exceed the Company's estimate. The Company does not believe the closing of the Frenchman's Reef will have a material impact on its cash flow due to the seasonality of the hotel's operations and its business interruption insurance coverage.

         For the three months ended March 31, 1997, the Company spent approximately $7.4 million on capital improvements at its Owned Hotels, of which approximately $3.3 million related to refurbishments and repositionings of hotels.

    In order to facilitate future tax-free exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue

Code of 1986, as amended. As of March 31, 1997, the Company had advanced approximately $27.5 million to such third party which advances are classified as property, equipment and leasehold improvements.

    Asset Realizations. The Company intends to sell a number of its 7 limited-service hotels operated under franchise agreements and certain other hotel assets which are not consistent with the Company's brand development strategy. Through March 31, 1997, the Company received $14.9 million in cash on sales of four hotel properties.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  4.1     Reference is made to an Indenture, dated March 26, 1997,
                 between the Company and the Trustee related to the 9 3/4%
                 Senior Subordinated Notes due 2007, filed as an Exhibit to Form
                 S-4 dated April 2, 1997 which is incorporated herein by reference.

         4.2 Reference is made to a Registration Rights Agreement, dated March 26, 1997, between the Company and the Trustee related to the 9 3/4% Senior Subordinated Notes due 2007, filed as an Exhibit to Form S-4 dated April 2, 1997 which is incorporated herein by reference.

         11      Computation of Earnings Per Share

         27      Financial Data Schedule


    (b) On March 7, 1997 a report on Form 8-K was filed announcing the Company's intention to issue $200 million of 9 3/4% Senior Subordinated Notes due 2007.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         PRIME HOSPITALITY CORP.



Date:  May 9, 1997                       By:  /s/ David A. Simon
                                              ---------------------------------
                                              David A. Simon, President and
                                              Chief Executive Officer



Date:  May 9, 1997                       By:  /s/ John M. Elwood
                                              ---------------------------------
                                              John M. Elwood, Executive
                                              Vice President and Chief
                                              Financial Officer

                                EXHIBIT INDEX


Exhibit No.        Description

    11             Computation of Earnings Per Share

    27             Financial Data Schedule