Form 10-Q
period 1997-06-30
PRIME HOSPITALITY CORP
filed 1997-08-14
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


(MARK ONE)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

The registrant had 40,484,630 shares of common stock, $.01 par value outstanding, as of August 11, 1997.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                         PAGE
PART I.       FINANCIAL INFORMATION                                     NUMBER

Item 1.       Financial Statements

              Consolidated Balance Sheets
                  December 31, 1996 and June 30, 1997................     1

              Consolidated Statements of Income
                  Three and Six Months Ended June 30, 1996
                  and June 30, 1997..................................     2

              Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996
                  and June 30, 1997..................................     3

              Notes to Interim Consolidated Financial Statements.....     4


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........     8


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.......................    21

Signatures        ...................................................    22

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      DECEMBER 31,     JUNE 30,
                                                                         1996           1997
                                                                      ------------   -----------
                                                                                     (Unaudited)
                                ASSETS

Current assets:
     Cash and cash equivalents .................................       $ 15,997       $ 78,762
     Marketable securities available for sale ..................            238            238
     Restricted cash ...........................................          2,637             --
     Accounts receivable, net of reserves ......................         12,653         16,738
     Current portion of mortgages and
         notes receivable ......................................          1,338          2,622
     Other current assets ......................................         11,228         13,390
                                                                       --------       --------
            Total current assets ...............................         44,091        111,750

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization ..........        695,253        812,367
Mortgages and notes receivable, net of
     current portion ...........................................         24,195         19,858
Other assets ...................................................         22,559         28,425
                                                                       --------       --------

            TOTAL ASSETS .......................................       $786,098       $972,400
                                                                       ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of debt ...................................       $  3,419       $  3,083
     Other current liabilities .................................         45,887         50,714
                                                                       --------       --------
            Total current liabilities ..........................         49,306         53,797

Long-term debt, net of current portion .........................        298,875        457,912
Other liabilities ..............................................         18,022         16,538
                                                                       --------       --------

            Total liabilities ..................................        366,203        528,247
                                                                       --------       --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued .............             --             --
     Common stock, par value $.01 per share;
         75,000,000 shares authorized; 39,804,917 and
         40,378,502 shares issued and outstanding
         at December 31, 1996 and June 30, 1997,
         respectively ..........................................            398            404
     Capital in excess of par value ............................        338,825        342,425
     Retained earnings .........................................         80,672        102,362
     Treasury stock ............................................             --         (1,038)
                                                                       --------       --------

            Total stockholders' equity .........................        419,895        444,153
                                                                       --------       --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $786,098       $972,400
                                                                       ========       ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                     1996           1997           1996            1997
                                                   -------        -------        --------        --------
Revenues:
     Lodging ...............................       $52,274        $66,485        $ 94,248        $124,606
     Food and beverage .....................        11,456         11,257          19,479          20,706
     Management and other fees .............         1,791          1,975           3,484           3,136
     Interest on mortgages and
         notes receivable ..................         1,023          1,574           3,704           3,303
     Business interruption insurance .......         2,891          1,376           6,629           6,366
     Rental and other ......................           458            740             962           1,370
                                                   -------        -------        --------        --------
            Total revenues .................        69,893         83,407         128,506         159,487
                                                   -------        -------        --------        --------
Costs and expenses:
     Direct hotel operating expenses:
         Lodging ...........................        13,526         15,746          24,150          30,476
         Food and beverage .................         8,675          7,691          15,589          15,656
         Selling and general ...............        15,734         15,604          29,743          32,593
     Occupancy and other operating .........         4,102          5,712           7,584          11,256
     General and administrative ............         4,538          5,130           8,757          10,105
     Depreciation and amortization .........         6,228          7,681          11,102          15,101
                                                   -------        -------        --------        --------
            Total costs and expenses .......        52,803         57,564          96,925         115,187
                                                   -------        -------        --------        --------

Operating income ...........................        17,090         25,843          31,581          44,300

Investment income ..........................           856          1,396           2,121           1,627
Interest expense ...........................        (6,008)        (7,530)        (12,209)        (11,760)
Other income ...............................            --          1,858           3,432           1,858
                                                   -------        -------        --------        --------
Income before income taxes
     and extraordinary items ...............        11,938         21,567          24,925          36,025
Provision for income taxes .................         4,775          8,627           9,970          14,410
                                                   -------        -------        --------        --------

Income before extraordinary items ..........         7,163         12,940          14,955          21,615
Extraordinary items - Gains on discharges of
     indebtedness (net of income taxes) ....            27             53             176              75
                                                   -------        -------        --------        --------

Net income .................................       $ 7,190        $12,993        $ 15,131        $ 21,690
                                                   =======        =======        ========        ========
Earnings per common share:
Primary:
     Income before extraordinary items .....       $   .22        $   .31        $    .45        $    .52
     Extraordinary items ...................            --             --             .01              --
                                                   -------        -------        --------        --------
Net earnings ...............................       $   .22        $   .31        $    .46        $    .52
                                                   =======        =======        ========        ========
Fully diluted:
     Income before extraordinary items .....       $   .20        $   .28        $    .42        $    .48
     Extraordinary items ...................            --             --              --              --
                                                   -------        -------        --------        --------
Net earnings ...............................       $   .20        $   .28        $    .42        $    .48
                                                   =======        =======        ========        ========


       See Accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            1996             1997
                                                         ---------        ---------
Cash flows from operating activities:
     Net income ..................................       $  15,131        $  21,690
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization ...........          11,102           15,101
         Amortization of deferred financing costs              685            1,319
         Business interruption insurance revenue .          (6,629)          (6,366)
         Utilization of net operating loss
            carryforwards ........................           4,131            1,824
         Gain on settlement of a note receivable .          (1,771)              --
         Gains on discharges of indebtedness .....            (293)            (125)
         Gain on disposal of assets ..............          (2,879)          (1,858)
         Increase (decrease) from changes in other
            operating assets and liabilities:
            Accounts receivable ..................          (1,571)          (4,084)
            Other current assets .................           1,901           (2,883)
            Other liabilities ....................           5,043            7,574
                                                         ---------        ---------
            Net cash provided by operating
              activities .........................          24,850           32,192
                                                         ---------        ---------
Cash flows from investing activities:
     Net proceeds from mortgages and notes
         receivable ..............................           8,407              509
     Disbursements for mortgages and
         notes receivable ........................            (800)              --
     Proceeds from sales of property, equipment
         and leasehold improvements ..............           3,706           25,614
     Purchases of property, equipment and
         leasehold improvements ..................        (142,256)        (153,020)
     Proceeds from insurance settlement ..........              --            2,500
     Decrease in restricted cash .................           5,875            2,637
     Proceeds from sales of marketable securities           10,752               --
     Proceeds from retirement of debt securities .           1,068              800
     Other .......................................           1,302             (415)
                                                         ---------        ---------

            Net cash used in investing activities         (111,946)        (121,375)
                                                         ---------        ---------
Cash flows from financing activities:
     Net proceeds from issuance of debt ..........         152,992          260,003
     Payments of debt ............................         (75,233)        (108,799)
     Proceeds from the exercise of stock options
         and warrants ............................             449              744
                                                         ---------        ---------
            Net cash provided by financing
               activities ........................          78,208          151,948
                                                         ---------        ---------
     Net increase (decrease) in cash and
         cash equivalents ........................          (8,888)          62,765

     Cash and cash equivalents at beginning
         of period ...............................          49,533           15,997
                                                         ---------        ---------
     Cash and cash equivalents at end of period ..       $  40,645        $  78,762
                                                         =========        =========

       See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1996 and 1997 and cash flows for the six months ended June 30, 1996 and 1997.

         The consolidated financial statements for the three and six months ended June 30, 1996 and 1997 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1996. Certain reclassifications have been made to the June 30, 1996 consolidated financial statements to conform them to the June 30, 1997 presentation.

         The consolidated results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

         The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million and a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available through June 2001. During the three months ended March 31, 1997, the Company borrowed $67.5 million under the Revolving Credit Facility and proceeds were used primarily for the development of AmeriSuites hotels. In March 1997, the Company repaid the outstanding borrowings under the Revolving Credit Facility with the proceeds from the issuance of the Senior Subordinated Notes. As of June 30, 1997, the Company has borrowing availability of $100.0 million under the Revolving Credit Facility.


NOTE 4 - EARNINGS PER COMMON SHARE

         Primary earnings per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary earnings per share was 33.2 million and 41.8 million for the three months ended June 30, 1996 and 1997, respectively, and 33.0 million and 41.8 million for the six months ended June 30, 1996 and 1997, respectively.

         Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 40.5 million and 49.2 million for the three months ended June 30, 1996 and 1997, respectively, and 40.5 million and 49.1 million for the six months ended June 30, 1996 and 1997, respectively.


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

         Although the Company continued to operate the hotel through March 31, 1997, the impact of the hurricanes has caused operating profits to decline from prior years' levels. In addition to recording the operating revenues and expenses of the Frenchman's Reef, the Company also recorded business interruption insurance revenue of $2.9 million and $1.4 million for the three months ended June 30, 1996 and 1997, respectively, and $6.6 million and $6.4 million for the six months ended June 30, 1996 and 1997, respectively. The 1997 amount includes an estimated recovery of insurance proceeds arising out of Hurricane Bertha.

         The Company has begun the redevelopment of the Frenchman's Reef. Redevelopment plans provide for significant hurricane-related renovations and certain enhancements. Due to the extent of the renovations, the Company closed the hotel on April 1, 1997 and plans to reopen it in December 1997.


NOTE 6 - INTEREST EXPENSE

         The Company capitalized $1.7 million and $3.7 million, for the three months ended June 30, 1996 and 1997, respectively, and $3.0 million and $7.4 million for the six months ended June 30, 1996 and 1997 respectively, of interest related to borrowings used to finance hotel construction. Also included in interest expense is the amortization of deferred financing fees of $312,000 and $755,000, for the three months ended June 30, 1996 and 1997, respectively, and $685,000 and $1.3 million for the six months ended June 30, 1996 and 1997, respectively.


NOTE 7 - OTHER INCOME

         Other income consists of items which are not considered part of the Company's recurring operations. For the six months ended June 30, 1996, other income consisted of a gain on the settlement of a note receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million. For the six months ended June 30, 1997, other income consisted of a net gain on property transactions of $1.9 million.


NOTE 8 - TREASURY STOCK

         In connection with the exercise of certain stock options, the Company re-acquired 50,039 shares of its common stock.

NOTE 9 - SUBSEQUENT EVENT

         On July 25, 1997, the Company entered into an agreement to merge with Homegate Hospitality, Inc. ("Homegate"), a provider of mid-price extended-stay hotels. Under this agreement (the "Merger Agreement"), the Company will issue approximately 6.5 million shares of common stock based upon a fixed exchange ratio of 0.6073 per share of the Company's common stock for each of the approximately 10.7 million outstanding shares of Homegate. The transaction is expected to be accounted for as a pooling of interests. The merger agreement is subject to the approval of the shareholders of Homegate and other customary terms and conditions and is expected to be completed in the fourth quarter of 1997.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is a leading hotel owner/operator which, as of July 31, 1997, owned or leased 101 hotels (the "Owned Hotels") and managed 13 hotels for third parties (the "Managed Hotels"). The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in eight of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

         The Company's strategy is to capitalize on two lodging industry trends:
(i) favorable industry fundamentals, which are producing strong earnings growth due to the operating leverage inherent in hotel ownership and (ii) growing consumer preferences for newer all-suite accommodations with strong brand identities. Through its focus on hotel equity ownership, the Company is benefiting from the operating leverage inherent in the lodging industry. Through its development of its proprietary brands, the Company is positioning itself to generate additional revenue not dependent on investment in real estate. The Company seeks to achieve internal growth through the use of sophisticated operating, marketing and financial systems at its hotels. The Company's external growth has focused on the accelerated expansion of its AmeriSuites brands through new construction. Although future results of operations may be adversely affected in the short term by the costs associated with the construction and acquisition of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by such new hotels.

         On July 25, 1997, the Company entered into an agreement to merge with Homegate Hospitality, Inc. ("Homegate"), a provider of mid-price extended-stay hotels. Under this agreement, the Company will issue approximately 6.5 million shares of common stock based upon a fixed exchange ratio of 0.6073 per share of the Company's common stock for each of the approximately 10.7 million outstanding shares of Homegate. The transaction is expected to be accounted for as a pooling of interests. The Merger Agreement is subject to the approval of the shareholders of Homegate and other customary terms and conditions and the merger is expected to be completed in the fourth quarter of 1997.

         Under pooling of interests accounting, all transaction costs are expensed as incurred and the historical consolidated statements of operations of the companies are restated on a combined basis without giving effect to operating synergies. Homegate, which commenced operations in 1996, will generate 1997 results reflecting losses consistent with startup operations. Therefore, the merger is expected to have a dilutive effect on earnings for 1997. Although there can be no assurance, assuming that pooling of interests accounting treatment is available, the Company expects the impact of the merger to be accretive to earnings in 1998.

         For the three and six months ended June 30, 1997, earnings from recurring operations increased by 65.1% and 76.2%, respectively, over the same periods in 1996. The earnings gains were the result of strong growth in revenue per available room ("REVPAR") and profit margins at comparable Owned hotels and significant new AmeriSuites unit growth. For the comparable Owned hotels, REVPAR increased by 12.1% and 11.2% for the three and six month periods. The combination of strong REVPAR increases and effective expense controls resulted in increases in gross operating profits of 19.8% and 17.7% for the three and six month periods and improvements in gross operating margins from 44.8% to 48.0% for the three month period and from 41.8% to 44.8% for the six month period. The earnings growth was also favorably affected by the net addition of 38 hotels since January 1, 1996 primarily through the development of new AmeriSuites hotels.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 43.7% to $33.5 million for the three months ended June 30, 1997 and by 39.2% to $59.4 million for the six months ended June 30, 1997. Hotel EBITDA increased by 43.9% to $34.3 million for the three month period and by 44.9% to $61.8 million for the six month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels.

         The Company's hotels operate in three segments of the industry: the all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary Wellesley Inns brand. The Company's Hotel EBITDA reflects the shifting mix in the Company's portfolio toward its proprietary brand AmeriSuites and the sale of certain limited service hotels operated under franchise agreements. The Hotel EBITDA contribution from AmeriSuites hotels is expected to increase in future years as a result of the Company's AmeriSuites expansion plans. The following table illustrates the Hotel EBITDA contribution from each segment
(in thousands):


                                HOTEL EBITDA (1)

                                                       THREE MONTHS
                                                           ENDED
                                                          JUNE 30,
                                    -------------------------------------------------
                                            1996                       1997
                                            ----                       ----
                                     AMOUNT     % OF TOTAL      AMOUNT     % OF TOTAL
                                     ------     ----------      ------     ----------
All-suites ..................       $ 7,150        30.1%       $14,286        41.7%
Full-service ................        11,056        46.5         14,727        43.0
Limited-service .............         5,587        23.4          5,235        15.3
                                    -------       -----        -------       -----
          Total .............       $23,793       100.0%       $34,248       100.0%
                                    =======       =====        =======       =====

                                                       SIX MONTHS
                                                         ENDED
                                                        JUNE 30,
                                    -------------------------------------------------
                                            1996                      1997
                                            ----                      ----
                                     AMOUNT     % OF TOTAL      AMOUNT    % OF TOTAL
                                     ------     ----------      ------    ----------
All-suites ..................       $11,739        27.5%       $22,964        37.2%
Full-service ................        19,909        46.7         26,779        43.3
Limited-service .............        10,994        25.8         12,061        19.5
                                    -------       -----        -------       -----
          Total .............       $42,642       100.0%       $61,804       100.0%
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and six months ended June 30, 1996 and 1997. The results of the ten hotels divested during 1996 and 1997 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                       COMPARABLE OWNED
                                                               TOTAL                       HOTELS(1)
                                                               -----                       ---------
                                                         THREE MONTHS ENDED            THREE MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                         -------------------          -------------------
                                                         1996           1997          1996           1997
                                                         ----           ----          ----           ----
                                                              (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging ......................................       $52,274        $66,485        $44,737        $50,185
  Food and Beverage ............................        11,456         11,257          9,001         10,020
  Management and Other Fees ....................         1,791          1,975
  Interest on Mortgages and Notes Receivable ...         1,023          1,574
  Business Interruption Insurance ..............         2,891          1,376
  Rental and Other .............................           458            740
                                                       -------        -------
          Total Revenues .......................        69,893         83,407
Direct Hotel Operating Expenses:
  Lodging ......................................        13,526         15,746         11,198         11,997
  Food and Beverage ............................         8,675          7,691          6,486          6,880
  Selling and General ..........................        15,734         15,604         11,920         12,421
Occupancy and Other Operating ..................         4,102          5,712
General and Administrative .....................         4,538          5,130
Depreciation and Amortization ..................         6,228          7,681
Operating Income ...............................        17,090         25,843
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ..          25.9%          23.7%          25.0%          23.9%
  Food and Beverage, as a percentage of food and
     beverage revenue ..........................          75.7%          68.3%          72.1%          68.7%
  Selling and General, as a percentage of
     lodging and food and beverage revenue .....          24.6%          20.1%          22.2%          20.6%
Occupancy and Other Operating, as a percentage
  of lodging and food and beverage revenue .....           6.4%           7.3%
General and Administrative, as a percentage of
  total revenue ................................           6.5%           6.2%
Other Data(1):
Occupancy ......................................          73.6%          74.5%          74.5%          77.5%
Average Daily Rate ("ADR") .....................       $ 68.58        $ 76.23        $ 70.16        $ 75.62
Revenue per Available Room ("REVPAR") ..........       $ 50.48        $ 56.81        $ 52.30        $ 58.62
Gross Operating Profit .........................       $26,266        $37,834        $24,134        $28,907

-------------

                                                                                         COMPARABLE OWNED
                                                                 TOTAL                       HOTELS(1)
                                                                 -----                       ---------
                                                           SIX MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                          1996           1997           1996           1997
                                                          ----           ----           ----           ----
                                                                 (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging ......................................       $ 94,248        $124,606        $69,412        $76,776
  Food and Beverage ............................         19,479          20,706         14,190         15,265
  Management and Other Fees ....................          3,484           3,136
  Interest on Mortgages and Notes Receivable ...          3,704           3,303
  Business Interruption Insurance ..............          6,629           6,366
  Rental and Other .............................            962           1,370
                                                        -------         -------
          Total Revenues .......................        128,506         159,487
Direct Hotel Operating Expenses:
  Lodging ......................................         24,150          30,476         17,501         18,774
  Food and Beverage ............................         15,589          15,656         10,858         11,299
  Selling and General ..........................         29,743          32,593         20,196         20,732
Occupancy and Other Operating ..................          7,584          11,256
General and Administrative .....................          8,757          10,105
Depreciation and Amortization ..................         11,102          15,101
Operating Income ...............................         31,581          44,300
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ..           25.6%           24.5%          25.2%          24.5%
  Food and Beverage, as a percentage of food and
     beverage revenue ..........................           80.0%           75.6%          76.5%          74.0%
  Selling and General, as a percentage of
     lodging and food and beverage revenue .....           26.2%           22.4%          24.2%          22.5%
Occupancy and Other Operating, as a percentage
  of lodging and food and beverage revenue .....            6.7%           7.7%
General and Administrative, as a percentage of
  total revenue ................................            6.8%           6.3%
Other Data(1):
Occupancy ......................................           70.1%          68.40%          70.4%          72.3%
ADR ............................................       $  69.04        $  78.33        $ 72.42        $ 78.37
REVPAR .........................................       $  48.36        $  53.58        $ 50.97        $ 56.68
Gross Operating Profit .........................       $ 43,466        $ 64,413        $35,047        $41,236

----------

    (1) For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, and ten hotels disposed in 1996 and 1997 have been excluded from the Other Data section of the table. Comparable Owned Hotels refers to the 69 Owned Hotels that were owned or leased by the Company during all of the three months ended June 30, 1996 and 1997 (excluding the Frenchman's Reef) and the 51 Owned Hotels that were owned or leased by the Company during all of the six months ended June 30, 1996 and 1997.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $14.2 and $30.4 million, or 27.2% and 32.2%, respectively, for the three and six months ended June 30, 1997 as compared to the same periods in 1996. Lodging revenues for the three months ended June 30, 1997 increased due to incremental revenues of $14.8 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $5.5 million, or 12.2%. Lodging revenues for the six months ended June 30, 1997 increased due to incremental revenues of $31.2 million from new hotels and higher revenues for comparable Owned Hotels, which increased $7.4 million or 10.6%. The revenue gains during the three and six month periods were partially offset by decreases of $2.8 million and $4.2 million at the Frenchman's Reef attributable to hurricane-related damage and decreases of $3.2 million and $4.2 million related to the revenue from disposed hotels.

         The following table sets forth hotel operating data for the comparable Owned Hotels for the three and six months ended June 30, 1997 as compared to the same periods in 1996, by product type:

                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                           JUNE 30,                                   JUNE 30,
                                                   %                                       %
                      1996          1997         CHANGE         1996          1997       CHANGE
                      ----          ----         ------         ----          ----       ------
AMERISUITES

    OCCUPANCY          72.3%         77.0%                       76.1%         72.0%

          ADR        $73.59        $76.47                      $70.06        $73.85

       REVPAR        $53.23        $58.91          10.7%       $49.80        $53.19          6.8%


FULL-SERVICE

    OCCUPANCY          74.5%         78.6%                       66.2%         70.3%

          ADR        $84.28        $92.15                      $82.30        $90.41

       REVPAR        $62.78        $72.41          15.3%       $54.52        $63.52         16.5%


WELLESLEY INNS

    OCCUPANCY          77.1%         77.1%                       79.3%         78.0%

          ADR        $50.81        $54.67                      $58.52        $62.46

       REVPAR        $39.20        $42.13           7.5%       $46.40        $48.71          5.0%


TOTAL

    OCCUPANCY          74.5%         77.5%                       70.4%         72.3%

          ADR        $70.16        $75.62                      $72.42        $78.37

       REVPAR        $52.30        $58.62          12.1%       $50.97        $56.68         11.2%

         The Company achieved solid revenue growth in all three of its industry segments. The REVPAR increases reflect the results of several repositionings and continued favorable industry trends in the full-service segment, growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and the reimaging program at the Wellesley Inns. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 7.8% and 8.6%, and occupancy gains of 2.9 and 2.1 percentage points, respectively for the three and six months periods.

         Food and beverage revenues decreased by $198,000 or 1.7% for the three months ended June 30, 1997 primarily due to a decrease of $1.4 million at the Frenchman's Reef, which was closed during the quarter for renovations attributed to hurricane damage. Food and beverage revenues increased by $1.2 million, or 6.3%, for the six months ended June 30, 1997 as compared to the same period in 1996. The increase was primarily due to the additional revenues from three full-service hotels added in the past year and strong growth at comparable Owned Hotels. The revenue gains for the six month period were offset by a $1.3 million decrease related to the Frenchman's Reef. Food and beverage revenues for comparable Owned Hotels increased by $1.0 million and $1.1 million, or 11.3% and 7.6%, respectively for the three and six month periods, due to increased banquet business.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees increased by $184,000, or 10.3%, for the three months ended June 30, 1997 as compared to the same period in 1996 due to increased base and incentive management fees associated with the remaining Managed Hotels. Management and other fees decreased by $348,000, or 9.9%, for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to the conversions of Managed Hotels into Owned Hotels.

         Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgage and notes receivable increased by $551,000, or 53.9%, for the three months ended June 30, 1997 as compared to the same period in 1996 due to interest recognized on subordinated or junior mortgages which remit payments based on hotel cash flow. Interest on mortgages and notes receivable decreased by $401,000, or 10.8%, for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to conversions of notes receivable into operating hotel assets or cash in 1996.

         Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchmen's Reef caused by Hurricane Marilyn in September 1995 and an estimate of lost profits attributed to damage caused by Hurricane Bertha in July 1996. The Company is currently reviewing its claim under its business interruption insurance with its insurance carrier with respect to Hurricane Bertha. Business interruption insurance revenue decreased by $1.5 million and $263,000, for the three and six months ended June 30, 1997 as compared to the same periods in 1996 due to operating losses in 1996.

         Direct lodging expenses increased by $2.2 million and $6.3 million, or 16.4% and 26.2%, for the three and six months ended June 30, 1997, as compared to the same periods in 1996 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 25.9% to 23.7% for the three month period and from 25.2% to 24.5% for the six month period due to increases in ADR which had lower corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 25.0% to 23.9% for the three month period and from 25.2% to 24.5% for the six month period primarily due to the ADR increases.

         Direct food and beverage expenses for the three months ended June 30, 1997 decreased by $984,000, or 11.3%, as compared to the same period in 1996, primarily due to the Frenchman's Reef which decreased by $1.4 million. This decrease was primarily offset by an increase of $874,000 due to the addition of two full-service hotels. Direct food and beverage expenses increased by $67,000, or 0.4%, for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to the addition of three full-service hotels in the past year offset by a decrease at the Frenchman's Reef. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 75.7% to 68.3% for the three month period and from 80.0% to 75.6% for the six month period. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues decreased from 72.1% to 68.7% for the three month period and from 76.5% to 74.0% for the six month period. The decreases were primarily due to the higher margins associated with increased banquet business.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general decreased by $130,000, or 0.8%, for the three months ended June 30, 1997 due primarily to a decrease of $2.4 million at the Frenchman's Reef. This is offset by increases due to the addition of new hotels. Direct hotel selling and general expenses increased by $2.9 million, or 9.5%, for the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 24.6% to 20.1% for the three month period and from 26.2% to 22.4% for the six month period. For the comparable Owned Hotels, direct hotel selling and general as a percentage of hotel revenues decreased from 22.0% to 20.6% for the three month period and from 24.2% to 22.5% for the six month period. The decreases were primarily due to the ADR improvements, effective expense controls and decreases in snow removal and other weather-related costs in the first quarter.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $1.6 million and $3.6 million, or 39.2% and 48.4%, as compared to the same periods in 1996 due to the addition of new hotels, including several leased hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 6.4% to 7.3% for the three month period and from 6.7% to 7.7% for the six month period due to rent expense associated with the new leased hotels.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $592,000 and $1.4 million, or 13.1% and 15.4%, for the three and six months ended June 30, 1997 as compared to the same periods in 1996 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.5% to 6.2% for the three month period and from 6.8% to 6.3% for the six month period due to increased operating leverage.

         Depreciation and amortization expense increased by $1.1 million and $3.3 million, or 17.7% and 28.4%, for the three and six months ended June 30, 1997 as compared to the same periods in 1996 due to the impact of new hotel properties and refurbishment efforts at several hotels.

         Investment income increased by $540,000, or 63.1%, for the three months ended June 30, 1997 and decreased by 494,000, or 23.3%, for the six months ended June 30, 1997 as compared to the same periods in 1996 due to changes in the weighted average cash balances.

         Interest expense increased by $1.8 million and $213,000, for the three and six months ended June 30, 1997 as compared to the same periods in 1996 primarily due to the issuance of $200 million of Senior Subordinated Notes in March 1997 offset by capitalized interest related to new AmeriSuites construction. The Company capitalized interest of $1.7 million and $3.7 million for the three months ended June 30, 1996 and 1997, and $3.0 million and $7.4 million for the six months ended June 30, 1996 and 1997.

         Other income consists of items which are not part of the Company's recurring operations. For 1996, other income consisted of a gain on the settlement of a note receivable of $1.8 million and a gain on the sale of a hotel of $1.6 million. For the six months ended June 30, 1997, other income consisted of net gains on property transactions of $1.9 million.

         Pretax extraordinary gains of approximately $27,000 and $88,000 for the three months ended June 30, 1996 and 1997 and $176,000 and $125,000 for the six months ended June 30, 1996 and 1997 relate to the retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

         Prime's external growth focuses on the accelerated expansion of its proprietary brands through new construction. As of July 31, 1997, Prime had 51 AmeriSuites in operation and plans to have 69 AmeriSuites hotels open by the end of 1997 and 100 AmeriSuites open by the end of 1998.

         The Company also intends to expand the Homegate brand following its proposed merger with Homegate. As of July 31, 1997, there were eight Homegate hotels in operation with plans to expand to approximately 20 Homegate hotels by the end of 1997 and approximately 50 Homegate hotels by the end of 1998. There can be no assurance that the merger will be consummated as proposed or that the Homegate operations can be effectively integrated or expanded.


         Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites and Homegate brands, including capital from the following sources: (i) net proceeds of $92.4 million, after expenses and debt repayments, related to the issuance of $200 million of 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in March 1997;
(ii) borrowing availability under the Company's $100 million Revolving Credit Facility; (iii) internally generated free cash flow and (iv) proceeds from sale/leaseback transactions with respect to certain of its properties. The Company may also from time to time seek additional debt or equity financing.

         At June 30, 1997, the Company had cash, cash equivalents and current marketable securities of $79.0 million. In addition, at June 30, 1997, the Company had $100.0 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the six months ended June 30, 1997 were net proceeds, after expenses, of approximately $193.5 million from the issuance of the Senior Subordinated Notes in March 1997, gross borrowings under the Revolving Credit Facility of $67.5 million, cash flow from operations of $31.0 million, and proceeds from sales of hotels of $25.6 million. The Company's major uses of cash during the period were capital expenditures of $153.3 million relating primarily to acquisitions and development and debt repayments of $108.8 million, including repayments of $80.0 million under the Revolving Credit Facility.

         Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $1.8 million in 1997 and $4.1 million in 1996, respectively. At June 30, 1997, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $90.0 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         Financings. In order to finance the development of its proprietary brands, the Company has retained an investment bank as its advisor for the purpose of evaluating and entering into a sale/leaseback of nine of its full-service hotels. For the twelve months ended June 30, 1997, these nine hotels generated revenues and EBITDA of $54.6 million and $19.6 million, respectively. The Company intends to maintain a beneficial interest in the hotels as manager/lessee pursuant to the new lease structure. The Company is seeking to consummate the transaction by the end of 1997. Prime expects to pursue a second sale/leaseback transaction in 1998 involving certain of its remaining full-service hotels. There can be no assurance that these sale/leaseback transactions will be completed.


         In January 1996, the Company issued the Senior Subordinated Notes in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1 at the rate of 9 3/4% per year. The Notes are general unsecured obligations and contain certain covenants including limitations on the incurrence of debt, liens, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $101.1 million of indebtedness, with the remainder of the proceeds used to finance the development of AmeriSuites hotels. Until used, the net proceeds will be invested in short-term investment grade marketable securities or money market funds. The indebtedness repaid with the proceeds from the Senior Subordinated Notes included $75.6 million of borrowings outstanding under the Revolving Credit Facility, $10.8 million of 10% Senior Secured Notes and $13.9 million of debt secured by the Frenchmen's Reef. The Company has signed a commitment letter with a commercial bank to provide up to $40.0 million of new financing in connection with the refurbishment plans at the Frenchman's Reef.

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

         Capital Investments. The Company's capital spending in 1997 is focused primarily on the development of its AmeriSuites hotel chain. For the six months ended June 30, 1997, the Company spent $122.0 million on new construction funded primarily by existing cash balances, internally generated cash flow, proceeds from borrowings under the Revolving Credit Facility and the issuance of the Senior Subordinated Notes.

         The Company intends to rapidly expand its AmeriSuites chain through new construction. The Company has opened 16 new AmeriSuites hotels since January 1, 1997 bringing the total to 51 hotels as of July 31, 1997. The Company plans to have 69 AmeriSuites open by the end of 1997 and 100 AmeriSuites open by the end of 1998. As of July 31, 1997, the Company had 45 AmeriSuites hotels under development, including 23 under construction. The Company expects to spend a total of approximately $300 million on development of new AmeriSuites hotels in each of 1997 and 1998.

         Following the consummation of the merger, the Company also intends to aggressively develop the Homegate brand through new construction. The Company plans to have approximately 20 Homegate hotels open by the end of 1997 and approximately 50 Homegate hotels open by the end of 1998. There are currently eight Homegate hotels in operation with 34 Homegate hotels under development, including 17 hotels under construction. In order to facilitate uninterrupted development of the Homegate hotels, the Company has agreed to provide up to $65.0 million of interim loans to Homegate pending completion of the merger. All interim loans will mature on the earliest of (a) April 1, 1998, (b) the date Homegate enters into any agreement with a third party (other than the Merger Agreement) involving the merger or sale of substantially all the assets of Homegate and (c) four months after the termination of the Merger Agreement. The interim loans bear interest at a rate per annum equal to the one month London Interbank Offered Rate plus 3.50% (increasing to 5.00% upon the earlier of November 30, 1997 and the date of any termination of the Merger Agreement). As of August 14, 1997, Prime had made secured advances of $5.4 million to Homegate but no interim loans were outstanding. The Company expects to spend approximately $200 million in 1998 on development of new Homegate hotels.

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

         In September 1995, the Frenchman's Reef in St. Thomas U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the island. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company is currently reviewing its claim for property damage and business interruption insurance with its insurance carrier with regard to Hurricane Bertha.

         The Company is currently underway with plans to refurbish the Frenchman's Reef. Redevelopment plans provide for significant hurricane-related renovations and certain enhancements. The Company estimates that the cost of refurbishment will be approximately $35.0 million. Due to the extent of the renovations, the Company closed the hotel on April 1, 1997 and plans to reopen the hotel in December 1997, although there can be no assurance that the Frenchman's Reef will reopen at such time or that the cost of refurbishment will not exceed the Company's estimate. The Company does not believe the closing of the Frenchman's Reef will have a material impact on its cash flow due to the seasonality of the hotel's operations and its business interruption insurance coverage.

         For the six months ended June 30, 1997, the Company spent approximately $19.6 million on capital improvements at its Owned Hotels, of which approximately $12.6 million related to refurbishments and repositionings of hotels.

         In order to facilitate future tax-free exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of June 30, 1997, the Company had advanced approximately $48.8 million to such third party which advances are classified as property, equipment and leasehold improvements.

         Asset Realizations. As part of the Company's brand development strategy, the Company has sold the majority of its limited-service hotels operated under franchise agreements. Through June 30, 1997, the Company received $25.6 million in cash on sales of seven hotel properties resulting in gains of $1.9 million.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     2.1     Agreement and Plan of Merger, dated as of July 25, 1997.

  (b)      11     Computation of Earnings Per Share

           27     Financial Data Schedule


  (c) On July 28, 1997 a report on Form 8-K was filed announcing the Company's merger agreement with Homegate Hospitality, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PRIME HOSPITALITY CORP.



Date:  August 11, 1997                      By:   /s/ David A. Simon
                                                  -----------------------
                                            David A. Simon, President and
                                            Chief Executive Officer



Date:  August 11, 1997                      By:   /s/ John M. Elwood
                                                  -----------------------
                                            John M. Elwood, Executive
                                            Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX


                                    Description

  (a)     2.1     Agreement and Plan of Merger, dated as of July 25, 1997.

  (b)      11     Computation of Earnings Per Share.

           27     Financial Data Schedule.


  (c) On July 28, 1997 a report on Form 8-K was filed announcing the Company's merger agreement with Homegate Hospitality, Inc.