Form 10-Q
period 1997-09-30
PRIME HOSPITALITY CORP
filed 1997-11-07
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549



(MARK ONE)
     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
             ____________

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

The registrant had 40,664,869 shares of common stock, $.01 par value outstanding, as of October 31, 1997.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                           PAGE
PART I.      FINANCIAL INFORMATION                                        NUMBER
                                                                          ------
Item 1.      Financial Statements

             Consolidated Balance Sheets
                  December 31, 1996 and September 30, 1997...........        1

             Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1996
                  and September 30, 1997.............................        2

             Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996
                  and September 30, 1997.............................        3

             Notes to Interim Consolidated Financial Statements......        4


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........        8



PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K........................       21

Signatures        ...................................................       22

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   DECEMBER 31,       SEPTEMBER 30,
                                                                       1996               1997
                                                                   ------------       -------------
                           ASSETS                                                      (Unaudited)
Current assets:
     Cash and cash equivalents .............................         $ 15,997          $   22,850
     Marketable securities available for sale ..............              238                  --
     Restricted cash .......................................            2,637                  --
     Accounts receivable, net of reserves ..................           12,653              15,408
     Current portion of mortgages and
         notes receivable ..................................            1,338              25,526
     Other current assets ..................................           11,228              17,823
                                                                     --------          ----------
            Total current assets ...........................           44,091              81,607

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization ......          695,253             900,414
Mortgages and notes receivable, net of
     current portion .......................................           24,195              19,941
Other assets ...............................................           22,559              28,514
                                                                     --------          ----------

            TOTAL ASSETS ...................................         $786,098          $1,030,476
                                                                     ========          ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt ...............................         $  3,419          $    3,079
     Other current liabilities .............................           45,887              61,403
                                                                     --------          ----------
            Total current liabilities ......................           49,306              64,482

Long-term debt, net of current portion .....................          298,875             492,485
Other liabilities ..........................................           18,022              16,343
                                                                     --------          ----------

            Total liabilities ..............................          366,203             573,310
                                                                     --------          ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued .........               --                  --
     Common stock, par value $.01 per share;
         75,000,000 shares authorized; 39,804,917 and
         40,560,296 shares issued and outstanding
         at December 31, 1996 and September 30, 1997,
         respectively ......................................              398                 406
     Capital in excess of par value ........................          338,825             344,039
     Retained earnings .....................................           80,672             113,759
     Treasury stock ........................................               --              (1,038)
                                                                     --------          ----------

            Total stockholders' equity .....................          419,895             457,166
                                                                     --------          ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....         $786,098          $1,030,476
                                                                     ========          ==========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                        1996           1997            1996            1997
                                                      --------       --------       ---------       ---------
Revenues:
  Lodging ......................................      $ 54,257       $ 71,475       $ 148,505       $ 196,080
  Food and beverage ............................         8,751          8,617          28,230          29,323
  Management and other fees ....................         1,737          1,540           5,221           4,676
  Interest on mortgages and
    notes receivable ...........................         1,027          1,787           4,731           5,091
  Business interruption insurance ..............         2,616          1,605           9,245           7,971
  Rental and other .............................           459            779           1,421           2,149
                                                      --------       --------       ---------       ---------
      Total revenues ...........................        68,847         85,803         197,353         245,290
                                                      --------       --------       ---------       ---------

Costs and expenses:
  Direct hotel operating expenses:
    Lodging ....................................        13,769         17,851          37,919          48,326
    Food and beverage ..........................         7,279          6,801          22,868          22,458
    Selling and general ........................        16,345         17,089          46,088          49,683
  Occupancy and other operating ................         4,185          5,438          11,769          16,693
  General and administrative ...................         4,330          5,201          13,087          15,306
  Depreciation and amortization ................         6,100          8,203          17,202          23,304
                                                      --------       --------       ---------       ---------
      Total costs and expenses .................        52,008         60,583         148,933         175,770
                                                      --------       --------       ---------       ---------

Operating income ...............................        16,839         25,220          48,420          69,520

Investment income ..............................         1,765            763           3,886           2,391
Interest expense ...............................        (5,982)        (7,011)        (18,191)        (18,772)
Other income ...................................           869             23           4,301           1,881
                                                      --------       --------       ---------       ---------

Income before income taxes
  and extraordinary items ......................        13,491         18,995          38,416          55,020
Provision for income taxes .....................         5,396          7,598          15,366          22,008
                                                      --------       --------       ---------       ---------

Income before extraordinary items ..............         8,095         11,397          23,050          33,012
Extraordinary items - Gains on discharges of
  indebtedness (net of income taxes) ...........             7             --             183              75
                                                      --------       --------       ---------       ---------

Net income .....................................      $  8,102       $ 11,397       $  23,233       $  33,087
                                                      ========       ========       =========       =========

Earnings per common share:
Primary:
  Income before extraordinary items ............      $   0.21       $   0.27       $    0.66       $    0.79
  Extraordinary items ..........................            --             --            0.01              --
                                                      --------       --------       ---------       ---------
Net earnings ...................................      $   0.21       $   0.27       $    0.67       $    0.79
                                                      ========       ========       =========       =========

Fully diluted:
  Income before extraordinary items ............      $   0.20       $   0.25       $    0.62       $    0.73
  Extraordinary items ..........................            --             --              --              --
                                                      --------       --------       ---------       ---------
Net earnings ...................................      $   0.20       $   0.25       $    0.62       $    0.73
                                                      ========       ========       =========       =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1996            1997
                                                            ---------       ---------
Cash flows from operating activities:
     Net income ......................................      $  23,233       $  33,087
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization ...............         17,202          23,304
         Amortization of deferred financing costs ....          1,362           2,089
         Business interruption insurance revenue .....         (9,245)         (7,971)
         Utilization of net operating loss
            carryforwards ............................          6,824           2,736
         Gains on settlement of notes receivable .....         (1,771)             --
         Gains on discharges of indebtedness .........           (305)           (125)
         Gain on disposal of asset ...................         (4,860)         (1,881)
         Compensation expense related to stock
            options ..................................             --              --
         Increase (decrease) from changes in other
            operating assets and liabilities:
            Accounts receivable ......................         (1,744)         (2,755)
            Other current assets .....................         10,869          (6,212)
            Other liabilities ........................          7,898          19,379
                                                            ---------       ---------

            Net cash provided by operating
              activities .............................         49,463          61,651
                                                            ---------       ---------

Cash flows from investing activities:
     Net proceeds from mortgages and notes
         receivable ..................................          8,789             744
     Disbursements for mortgages and
         notes receivable ............................           (800)        (23,245)
     Proceeds from sales of property, equipment
         and leasehold improvements ..................          8,336          26,762
     Construction of new hotels ......................       (115,315)       (201,163)
     Purchases of property, equipment and
         leasehold improvements ......................        (95,515)        (49,562)
     Net proceeds from insurance settlement ..........          9,000           2,034
     Decrease in restricted cash .....................          8,764           2,637
     Proceeds from sales of marketable securities ....         13,735             238
     Purchases of marketable securities ..............          1,189              --
     Proceeds from retirement of debt securities .....             --             800
     Other ...........................................          1,888            (251)
                                                            ---------       ---------

            Net cash used in investing activities ....       (159,929)       (241,006)
                                                            ---------       ---------

Cash flows from financing activities:
     Net proceeds from issuance of debt ..............        172,345         293,990
     Payments of debt ................................       (181,097)       (109,230)
     Proceeds from issuance of common stock ..........        141,419              --
     Proceeds from the exercise of stock options
         and warrants ................................          1,740           1,448
                                                            ---------       ---------

            Net cash provided by financing
               activities ............................        134,407         186,208
                                                            ---------       ---------
     Net increase (decrease) in cash and
         cash equivalents ............................         23,941           6,853

     Cash and cash equivalents at beginning
         of period ...................................         49,533          15,997
                                                            ---------       ---------
     Cash and cash equivalents at end of period ......      $  73,474       $  22,850
                                                            =========       =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -                BASIS OF PRESENTATION

            In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1996 and 1997 and cash flows for the nine months ended September 30, 1996 and 1997.

            The consolidated financial statements for the three and nine months ended September 30, 1996 and 1997 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1996. Certain reclassifications have been made to the September 30, 1996 consolidated financial statements to conform them to the September 30, 1997 presentation.

            The consolidated results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

            The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available through June 2001. As of September 30, 1997, the Company had outstanding borrowings of $35.0 million and borrowing availability of $65.0 million under the Revolving Credit Facility.


NOTE 4 -                EARNINGS PER COMMON SHARE

            Primary earnings per common share was computed based on the weighted average number of common shares and common share equivalents (dilutive stock options and warrants) outstanding during each period. The weighted average number of common shares used in computing primary earnings per share was 38.7 million and 42.1 million for the three months ended September 30, 1996 and 1997, respectively, and 34.7 million and 42.1 million for the nine months ended September 30, 1996 and 1997, respectively.

            Fully diluted earnings per share, in addition to the adjustments for primary earnings per share, reflects the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes from their issuance in April 1995. The weighted average number of common shares used in computing fully diluted earnings per share was 45.8 million and 49.4 million for the three months ended September 30, 1996 and 1997, respectively, and 42.0 million and 49.3 million for the nine months ended September 30, 1996 and 1997, respectively.

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, primary earnings per share will be replaced by basic earnings per share which will exclude the dilutive effect of stock options and warrants. In addition, fully diluted earnings per share will be called diluted earnings per share and will include a change in applying the treasury stock method.

            The Company is required to adopt SFAS 128 for the year ended December 31, 1997 and to restate all prior periods. The Company believes that adoption of SFS 128 will increase reported primary earnings per share and will have no impact on fully diluted earnings per share.

NOTE 5 -                BUSINESS INTERRUPTION INSURANCE REVENUE

            In September 1995, the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the U.S. Virgin Islands. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company has thus far received $2.5 million in insurance proceeds with respect to Hurricane Bertha from one of its insurers. The Company has filed a lawsuit against several of its other insurers seeking to recover the balance of its insurance claim.

            Although the Company continued to operate the hotel through March 31, 1997, the impact of the hurricanes has caused operating profits to decline from prior years' levels. In addition to recording the operating revenues and expenses of the Frenchman's Reef, the Company also recorded business interruption insurance revenue of $2.6 million and $1.6 million for the three months ended September 30, 1996 and 1997, respectively, and $9.2 million and $8.0 million for the nine months ended September 30, 1996 and 1997, respectively. The 1997 amount includes an estimated recovery of insurance proceeds arising out of Hurricane Bertha.

            The Company has begun the redevelopment of the Frenchman's Reef. Redevelopment plans provide for significant hurricane-related renovations and certain enhancements. Due to the extent of the renovations, the Company closed the hotel on April 1, 1997 and plans to reopen it in December 1997.


NOTE 6 -                INTEREST EXPENSE

            The Company capitalized $1.7 million and $4.2 million, for the three months ended September 30, 1996 and 1997, respectively, and $4.7 million and $11.6 million for the nine months ended September 30, 1996 and 1997 respectively, of interest related to borrowings used to finance hotel construction. Also included in interest expense is the amortization of deferred financing fees of $700,000 and $800,000, for the three months ended September 30, 1996 and 1997, respectively, and $1.4 million and $2.1 million for the nine months ended September 30, 1996 and 1997, respectively.


NOTE 7  -               OTHER INCOME

            Other income consists of items which are not considered part of the Company's recurring operations. For the nine months ended September 30, 1996, other income consisted of gains on the settlement of notes receivable of $1.5 million and net gains on property transactions of $2.8 million.

For the nine months ended September 30, 1997, other income consisted of a net gains on property transactions of $1.9 million.


NOTE 8  -               TREASURY STOCK

            In connection with the exercise of certain stock options, the Company re-acquired 50,039 shares of its common stock.


NOTE 9 -                MERGER

            On July 25, 1997, the Company entered into an agreement to merge with Homegate Hospitality, Inc. ("Homegate"), a provider of mid-price extended-stay hotels. Under this agreement (the "Merger Agreement"), the Company will issue approximately 6.5 million shares of common stock based upon a fixed exchange ratio of 0.6073 per share of the Company's common stock for each of the approximately 10.7 million outstanding shares of Homegate. The transaction is expected to be accounted for as a pooling of interests. The Merger Agreement is subject to the approval of the shareholders of Homegate and other customary terms and conditions. A special meeting of Homegate shareholders to vote on the merger is scheduled for December 1, 1997.

            During the quarter, the Company issued $23.3 million of interim loans to Homegate. These loans bear interest at a rate per annum equal to the one month London Interbank offered rate plus 3.50% (9.16% at September 30, 1997) and mature on the earliest of (a) April 1, 1998, (b) the date Homegate enters into any agreement with a third party (other than the Merger Agreement) involving the sale of substantially all the assets of Homegate and (c) four months after the termination of the Merger Agreement. At September 30, 1997 $534,000 of interest income related to this interim loan is included in interest on mortgages and notes.


NOTE 10 -               SALE/LEASEBACK

            On September 22, 1997, Prime entered into a strategic alliance with Equity Inns, Inc. ("Equity Inns"), a real estate investment trust, for purposes of financing its brand development through the sale/leaseback of AmeriSuites hotels. Under the agreement, Equity Inns has certain rights to acquire AmeriSuites hotels developed by Prime over the next three years. As part of the alliance, Prime has entered into an agreement with Equity Inns for the sale of 10 AmeriSuites hotels for aggregate consideration of $86.3 million, consisting of $77.7 million in cash and $8.6 million in Equity Inns limited partnership operating units. Prime has also agreed to lease the hotels from Equity Inns for a term of 10 years, with certain renewal options.

PART I.                 FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

            The Company is a leading hotel owner/operator which, as of October 31, 1997, owned or leased 108 hotels (the "Owned Hotels") and managed 13 hotels for third parties (the "Managed Hotels"). The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in eight of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

            The Company's strategy is to capitalize on two lodging industry trends: (i) growing consumer preferences for newer high quality lodging accommodations (all-suite, extended stay) with strong brand identities and (ii) continued favorable industry fundamentals in the segments and geographic regions in which the Company's hotel portfolio operates. Through the development of its proprietary brands, the Company is evolving from an owner/operator into a brand oriented company and is positioning itself to generate additional revenue not dependent on investment in real estate. The Company seeks to achieve internal growth through the use of sophisticated operating, marketing and financial systems at its hotels. The Company's external growth has focused on the accelerated expansion of its AmeriSuites brand through new construction. Although future results of operations may be adversely affected in the short term by the costs associated with the construction and acquisition of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by such new hotels.

            On July 25, 1997, the Company entered into an agreement to merge with Homegate Hospitality, Inc. ("Homegate"), a provider of mid-price extended-stay hotels. Under this agreement, the Company will issue approximately
6.5 million shares of common stock based upon a fixed exchange ratio of 0.6073 per share of the Company's common stock for each of the approximately 10.7 million outstanding shares of Homegate. The transaction is expected to be accounted for as a pooling of interests. The merger agreement is subject to the approval of the shareholders of Homegate and other customary terms and conditions. A special meeting of Homegate shareholders to vote on the merger is scheduled for December 1, 1997.

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

            For the three and nine months ended September 30, 1997, earnings from recurring operations increased by 50.4% and 55.8%, respectively, over the same periods in 1996. The earnings gains were the result of strong growth in revenue per available room ("REVPAR") and profit margins at comparable Owned Hotels and significant new AmeriSuites unit growth. For the comparable Owned Hotels, REVPAR increased by 11.1% and 10.2% for the three and nine month periods. The combination of strong REVPAR increases and effective expense controls resulted in increases in gross operating profits at comparable Owned Hotels of 13.5% and 14.1% for the three and nine month periods. The earnings growth was also favorably affected by the net addition of 47 hotels since January 1, 1996 primarily through the development of new AmeriSuites hotels.

            Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 45.7% to $33.4 million for the three months ended September 30, 1997 and by 41.5% to $92.8 million for the nine months ended September 30, 1997. Hotel EBITDA increased by 38.6% to $33.8 million for the three month period and by 42.6% to $95.6 million for the nine month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels.

            The Company's hotels currently operate in three segments of the industry: the all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary Wellesley Inns brand. The Company's Hotel EBITDA reflects the shifting mix in the Company's portfolio toward its proprietary brand AmeriSuites and the sale of certain limited service hotels, operated under franchise agreements. The Hotel EBITDA contribution from AmeriSuites hotels is expected to increase in future years as a result of the Company's AmeriSuites expansion plans. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                HOTEL EBITDA (1)

                                                                          THREE MONTHS ENDED
                                                                            SEPTEMBER 30,

                                                                    1996                     1997
                                                                    ----                     ----
                                                            Amount     % of Total    Amount     % of Total
                                                            ------     ----------    ------     ----------
                        All-suites ...................      $ 8,085       33.1%      $15,855       46.9%
                        Full-service .................       11,323       46.4        13,009       38.4
                        Limited-service ..............        5,001       20.5         4,965       14.7
                                                            -------      -----       -------      -----
                                  Total ..............      $24,409      100.0%      $33,829      100.0%
                                                            =======      =====       =======      =====

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,

                                                                    1996                     1997
                                                                    ----                     ----
                                                            Amount     % of Total    Amount     % of Total
                                                            ------     ----------    ------     ----------
                        All-suites ...................      $19,824       29.6%      $38,819       40.6%
                        Full-service .................       31,232       46.6        39,788       41.6
                        Limited-service ..............       15,995       23.8        17,026       17.8
                                                            -------      -----       -------      -----
                                  Total ..............      $67,051      100.0%      $95,633      100.0%
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and nine months ended September 30, 1996 and 1997. The results of the ten hotels divested during 1996 and 1997 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                COMPARABLE OWNED
                                                         TOTAL                      HOTELS(1)
                                                         -----                      ---------
                                                   THREE MONTHS ENDED           THREE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                   1996           1997           1996          1997
                                                 --------       --------       --------      --------
                                                         (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging...................................     $ 54,257       $ 71,475       $ 48,327      $ 53,695
  Food and Beverage.........................        8,751          8,617          7,385         7,576
  Management and Other Fees.................        1,737          1,540
  Interest on Mortgages and Notes Receivable        1,027          1,787
  Business Interruption Insurance                   2,616          1,605
  Rental and Other..........................          459            779
                                                 --------       --------
          Total Revenues....................       68,847         85,803
Direct Hotel Operating Expenses:
  Lodging...................................       13,769         17,851         11,967        13,435
  Food and Beverage.........................        7,279          6,801          5,864         6,036
  Selling and General.......................       16,345         17,089         13,044        13,600
Occupancy and Other Operating...............        4,185          5,438
General and Administrative..................        4,330          5,201
Depreciation and Amortization...............        6,100          8,203
Operating Income............................       16,839         25,220
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging
     revenue ...............................         25.4%          25.0%          24.8%         25.0%
  Food and Beverage, as a percentage of food
     and beverage revenue...................         83.2%          78.9%          79.4%         79.7%
  Selling and General, as a percentage of
     lodging and food and beverage revenue           25.9%          21.3%          23.4%         22.2%
  Occupancy and Other Operating, as a
  percentage of lodging and food and
  beverage revenue                                    6.6%           6.8%
  General and Administrative, as a percentage
  of total revenue..........................          6.3%           6.1%
Other Data(1):
Occupancy...................................         73.9%          73.8%          73.8%         77.5%
Average Daily Rate ("ADR")..................     $  71.08       $  77.20       $  72.70      $  76.95
Revenue per Available Room ("REVPAR")            $  52.51       $  56.97       $  53.65      $  59.59
Gross Operating Profit......................     $ 25,615       $ 38,351       $ 24,837      $ 28,200

----------

                                                                                        COMPARABLE OWNED
                                                           TOTAL                            HOTELS(1)
                                                           -----                            ---------
                                                      NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                     1996            1997             1996               1997
                                                   --------        --------        -----------        -----------
                                                         (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging ..................................       $148,505        $196,080        $   108,278        $   118,929
  Food and Beverage ........................         28,230          29,323             21,671             21,996
  Management and Other Fees ................          5,221           4,676
  Interest on Mortgages and Notes Receivable          4,731           5,091
  Business Interruption Insurance ..........          9,245           7,971
  Rental and Other .........................          1,421           2,149
                                                   --------        --------
          Total Revenues ...................        197,353         245,290
Direct Hotel Operating Expenses:
  Lodging ..................................         37,919          48,326             27,047             29,352
  Food and Beverage ........................         22,868          22,458             16,695             16,635
  Selling and General ......................         46,088          49,683             30,941             31,886
Occupancy and Other Operating ..............         11,769          16,693
General and Administrative .................         13,087          15,306
Depreciation and Amortization ..............         17,202          23,304
Operating Income ...........................         48,420          69,520
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging
     revenue ...............................           25.5%           24.6%              25.0%              24.7%
  Food and Beverage, as a percentage of food
     and beverage revenue ..................           81.0%           76.6%              77.0%              75.6%
  Selling and General, as a percentage of
     lodging and food and beverage revenue .           26.1%           22.0%              23.8%              22.6%
  Occupancy and Other Operating, as a
  percentage of lodging and food and
  beverage revenue .........................            6.7%            7.4%
  General and Administrative, as a percentage
  of total revenue .........................            6.6%            6.2%
Other Data(1):
Occupancy ..................................           71.5%           70.8%              72.0%              74.0%
ADR ........................................       $  69.94        $  77.08        $     73.44        $     78.64
REVPAR .....................................       $  49.99        $  54.59        $     52.85        $     58.23
Gross Operating Profit .....................       $ 69,860        $104,936        $    55,266        $    63,052

----------

    (1) For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, and ten hotels disposed in 1996 and 1997 have been excluded from the Other Data section of the table. Comparable Owned Hotels refers to the 72 Owned Hotels that were owned or leased by the Company during all of the three months ended September 30, 1996 and 1997 (excluding the Frenchman's Reef) and the 51 Owned Hotels that were owned or leased by the Company during all of the nine months ended September 30, 1996 and 1997.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $17.2 million and $47.6 million, or 31.7% and 32.0%, respectively, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Lodging revenues for the three months ended September 30, 1997 increased due to incremental revenues of $17.4 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $5.4 million, or 11.1%. Lodging revenues for the nine months ended September 30, 1997 increased due to incremental revenues of $50.7 million from new hotels and higher revenues for comparable Owned Hotels, which increased $10.7 million or 9.8%. The revenue gains during the three and nine month periods were partially offset by decreases of $1.8 million and $6.0 million at the Frenchman's Reef attributable to hurricane-related damage and decreases of $3.8 million and $7.8 million related to the revenue from disposed hotels. The following table sets forth operating data for the comparable Owned Hotels for the three and nine months ended September 30, 1997 as compared to the same periods in 1996, by product type:


                           THREE MONTHS ENDED                            NINE MONTHS ENDED
                              SEPTEMBER 30,                                  SEPTEMBER 30,
                                                            %                                               %
                          1996            1997           CHANGE           1996           1997            CHANGE
                         ------          ------          ------          ------         ------           ------
    AMERISUITES

         OCCUPANCY         71.6%           77.2%                           72.6%          73.8%

               ADR       $75.25          $76.02                          $71.57         $74.10

            REVPAR       $53.89          $58.71           8.9%           $51.93         $54.65            5.2%

    FULL-SERVICE

         OCCUPANCY         75.7%           78.5%                           69.4%          73.1%

               ADR       $88.97          $95.70                          $84.50         $91.96

            REVPAR       $67.33          $75.15           11.6%          $58.62         $67.21           14.7%

    WELLESLEY INNS

         OCCUPANCY         74.3%           77.0%                           77.7%          77.5%

               ADR       $50.15          $54.92                          $55.52         $59.21

            REVPAR       $37.28          $42.31           13.5%          $43.13         $45.86            6.3%

    TOTAL

         OCCUPANCY         73.8%           77.5%                           72.0%          74.0%

               ADR       $72.70          $76.95                          $73.44         $78.64

            REVPAR       $53.65          $59.59           11.1%          $52.85         $58.23           10.2%

         The Company achieved solid revenue growth in all three of its industry segments. The REVPAR increases reflect the results of several repositionings and continued favorable industry trends in the full-service segment, growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and the reimaging program at the Wellesley Inns. The AmeriSuites results were achieved despite a difficult comparison to the prior year which included significant revenues attributable to the Olympics. Excluding Olympic-related markets, AmeriSuites REVPAR grew by 12.3% and 9.5% for the three and nine months periods. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 5.8% and 7.1%, and occupancy gains of 3.7 and
2.0 percentage points, respectively, for the three and nine months periods.

         Food and beverage revenues decreased by $134,000, or 1.5%, for the three months ended September 30, 1997 primarily due to a decrease of $673,000 at the Frenchman's Reef, which was closed during the quarter for renovations attributed to hurricane damage. Food and beverage revenues increased by $1.1 million, or 4.0%, for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase was primarily due to the additional revenues from three full-service hotels added in the past year and growth at comparable Owned Hotels. The revenue gains for the nine month period were offset by a $2.0 million decrease related to the Frenchman's Reef. Food and beverage revenues for comparable Owned Hotels increased by $200,000, or 2.6%, and $325,000, or 1.5%, respectively, for the three and nine month periods, as an increase in banquet business was partially offset by the impact of renovations at several food and beverage outlets.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees decreased by $197,000, or 11.3%, and $545,000, or 10.4%, for the three and nine months ended September 30, 1997, respectively, as compared to the same period in 1996 primarily due to the conversions of Managed Hotels into Owned Hotels.

         Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgage and notes receivable increased by $760,000, or 14.0%, and $360,000, or 7.6%,for the three and nine months ended September 30, 1997, respectively, as compared to the same period in 1996 due to the issuance of $23.2 million of notes related to the interim loans to Homegate and increased interest recognized on subordinated or junior mortgages which remit payments based on hotel cash flow.

         Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchmen's Reef caused by Hurricane Marilyn in September 1995 and an estimate of lost profits attributed to damage caused by Hurricane Bertha in July 1996. Business interruption insurance revenue decreased by $1.0 million and $1.3 million, respectively, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 due to operating losses in 1996.

         Direct lodging expenses increased by $4.1 million, and $10.4 million, or 29.7% and 27.5%, for the three and nine months ended September 30, 1997, as compared to the same periods in 1996 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 25.4% to 25.0% for the three month period and from 25.5% to 24.6% for the nine month period due to increases in ADR which had lower corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues were relatively stable, increasing from 24.8% to 25.0% for the three month period and decreasing from 25.0% to 24.7% for the nine month period.

         Direct food and beverage expenses for the three and nine months ended September 30, 1997 decreased by $478,000 and $410,000, or 6.5% and 1.8%, as compared to the same periods in 1996, primarily due to the Frenchman's Reef. The decreases were partially offset by increases due to the addition of two full-service hotels. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 83.2% to 78.9% for the three month period and from 81.0% to 76.6% for the nine month period. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues were relatively stable, increasing slightly from 79.4% to 79.7% for the three month period and decreasing from 77.0% to 75.6% for the nine month period.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $744,000 and $3.6 million, or 4.6% and 7.8%, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 25.9% to 21.3% for the three month period and from 26.1% to 22.0% for the nine month period. For the comparable Owned Hotels, direct hotel selling and general expenses as a percentage of hotel revenues decreased from 23.4% to 22.2% for the three month period and from 23.8% to 22.6% for the nine month period. The decreases were primarily due to the ADR improvements, effective expense controls and decreases in snow removal and other weather-related costs in the first quarter.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $1.3 million and $4.9 million, or 29.9% and 41.8%, for the three and nine months ended September 30, 1997, as compared to the same periods in 1996 due to the addition of new hotels, including several leased hotels. Occupancy and other operating expenses as percentage of hotel revenues increased from 6.6% to 6.8% for the three month period and from 6.7% to 7.4% for the nine month period due to rent expense associated with the new leased hotels. Occupancy and other operating expenses are expected to increase in 1998 due to the rent associated with the sale/leaseback of hotels.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $871,000 and $2.2 million, or 20.2% and 17.0%, for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.3% to 6.1% for the three month period and from 6.6% to 6.2% for the nine month period due to increased operating leverage.

         Depreciation and amortization expense increased by $2.1 million and $6.1 million, or 34.5% and 35.5%, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 due to the impact of new hotel properties and refurbishment efforts at several hotels.

         Investment income decreased by $1.0 million and $1.5 million, or 56.8% and 38.5%, for the three and nine month periods as compared to the same periods in 1996 due to changes in the weighted average cash balances.

         Interest expense increased by $1.0 million and $581,000, or 17.2% and 3.2%, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 primarily due to the issuance of $200 million of Senior Subordinated Notes in March 1997 offset by capitalized interest related to new AmeriSuites construction. The Company capitalized interest of $1.7 million and $4.3 million for the three months ended September 30, 1996 and 1997, and $4.7 million and $11.6 million, respectively, for the nine months ended September 30, 1996 and 1997.

         Other income consists of items which are not part of the Company's recurring operations. For nine months ended September 30, 1996, other income consisted of a gains on the settlement of a note receivable of $1.8 million and net gains on property transactions of $2.5 million. For the nine months ended September 30, 1997, other income consisted of net gains on property transactions of $1.9 million.

         Pretax extraordinary gains of approximately $12,000 for the three months ended September 30, 1996, and $305,000 and $125,000 for the nine months ended September 30, 1996 and 1997, respectively, relate to the retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

         Prime's external growth focuses on the accelerated expansion of its proprietary brands through new construction. As of October 31, 1997, Prime had 58 AmeriSuites in operation and plans to have 69 AmeriSuites hotels open by the end of 1997 and 100 AmeriSuites open by the end of 1998.

         The Company also intends to expand the Homegate brand following its proposed merger with Homegate. As of October 31, 1997, there were 12 Homegate hotels in operation with plans to expand to approximately 20 Homegate hotels by the end of 1997 and approximately 50 Homegate hotels by the end of 1998.

         Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites and Homegate brands, including capital from the following sources: (i) borrowing availability under the Company's Revolving Credit Facility; (ii) internally generated free cash flow and (iii) proceeds from sale/leaseback transactions with respect to certain of its properties. The Company may also from time to time seek additional debt or equity financing.

         At September 30, 1997, the Company had cash, cash equivalents and current marketable securities of $22.9 million. In addition, at September 30, 1997, the Company had $65.0 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the nine months ended September 30, 1997 were net proceeds, after expenses, of approximately $193.5 million from the issuance of the Senior Subordinated Notes in March 1997, gross borrowings under the Revolving Credit Facility of $102.5 million, cash flow from operations of $61.2 million, and proceeds from sales of hotels of $25.6 million. The Company's major uses of cash during the period were capital expenditures of $250.7 million relating primarily to the development of new hotels and debt repayments of $109.2 million, including repayments of $80.0 million under the Revolving Credit Facility.

         Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $2.7 million in 1997 and $6.8 million in 1996, respectively. At September 30, 1997, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $83.0 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         Sources of Capital. On September 22, 1997, Prime entered into a strategic alliance with Equity Inns, Inc. ("Equity Inns"), a real estate investment trust, for purposes of financing its brand development through the sale/leaseback of AmeriSuites hotels. Under the agreement, Equity Inns has certain rights to acquire AmeriSuites hotels developed by Prime over the next three years. As part of the alliance, Prime has entered into an agreement with Equity Inns for the sale of 10 AmeriSuites hotels for an aggregate consideration of $86.3 million, consisting of $77.7 million in cash and $8.6 million in Equity Inns limited partnership operating units. Prime has also agreed to lease the hotels from Equity Inns for a term of 10 years, with certain renewal options.

      In order to finance the development of its proprietary brands, the Company has retained an investment bank as its advisor for the purpose of evaluating and entering into a sale/leaseback of nine of its full-service hotels. For the twelve months ended September 30, 1997, these nine hotels generated revenues and EBITDA of $55.0 million and $19.8 million, respectively. The Company intends to maintain a beneficial interest in the hotels as manager/lessee pursuant to the new lease structure. The Company is seeking to consummate the transaction by the end of 1997, or the first quarter of 1998. Prime expects to pursue a second sales/leaseback transaction in 1998 involving certain of its remaining full-service hotels. There can be no assurance that the sale/leaseback transactions will be completed.

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

       The Company established a Revolving Credit Facility in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. Additional hotels may be added or substituted subject to the approval of the lenders. The Revolving Credit Facility bears interest at LIBOR plus 2.25% and is available through September 2001. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains covenants which limit the incurrence and payment of debts, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $87.0 million on September 28, 1999 and $75.0 million on September 28, 2000. As of October 31, 1997, the Company has $75.0 million of outstanding borrowings and $25.0 million available under the Revolving Credit Facility. The company is currently in discussions with the agent bank for purposes of increasing the size of the Revolving Credit Facility to $200.0 million and modifying certain covenants.

         In October 1996, the Company entered into a nine-month interest rate contract with a major financial institution to hedge its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates for approximately seven years at a Treasury yield of 6.4% on a $98.4 million notional principal amount. In April 1997, the Company terminated the agreement for a gain of $500,000 which will be amortized as a reduction of interest expense over a seven year period.

         Capital Investments. The Company's capital spending in 1997 is focused primarily on the development of its AmeriSuites hotel chain. For the nine months ended September 30, 1997, the Company spent $201.2 million on new construction funded primarily by existing cash balances, internally generated cash flow, proceeds from borrowings under the Revolving Credit Facility and the issuance of the Senior Subordinated Notes.

         The Company intends to rapidly expand its AmeriSuites chain through new construction. The Company has opened 23 new AmeriSuites hotels since January 1, 1997 bringing the total to 58 hotels as of July 31, 1997. The Company plans to have 69 AmeriSuites open by the end of 1997 and 100 AmeriSuites open by the end of 1998. As of October 31, 1997, the Company had 46 AmeriSuites hotels under development, including 20 under construction. The Company expects to spend a total of approximately $300 million on development of new AmeriSuites hotels in each of 1997 and 1998.

         Following the consummation of the merger, the Company also intends to aggressively develop the Homegate brand through new construction. The Company plans to have approximately 20 Homegate hotels open by the end of 1997 and approximately 50 Homegate hotels open by the end of 1998. There are currently 12 Homegate hotels in operation with 39 Homegate hotels under development, including 21 hotels under construction. In order to facilitate uninterrupted development of the Homegate hotels, the Company has agreed to provide up to $65.0 million of interim loans to Homegate pending completion of the merger. All interim loans will mature on the earliest of (a) April 1, 1998, (b) the date Homegate enters into any agreement with a third party (other than the Merger Agreement) involving the merger or sale of substantially all the assets of Homegate and (c) four months after the termination of the Merger Agreement. The interim loans bear interest at a rate per annum equal to the one month London Interbank Offered Rate plus 3.50% (increasing to 5.00% upon the earlier of November 30, 1997 and the date of any termination of the Merger Agreement). As of October 31, 1997, an aggregate amount of $32.5 million of interim loans was outstanding. The Company expects to spend approximately $200 million in 1998 on development of new Homegate hotels.

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

         In September 1995, the Frenchman's Reef in St. Thomas U.S. Virgin Islands suffered damage when Hurricane Marilyn struck the island. The Company and its insurance carrier settled the Company's property and business interruption insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. The Company has thus far received $2.5 million in insurance proceeds with respect to Hurricane Bertha from one of its insurers. The Company has filed a lawsuit against several of its other insurers seeking to recover the balance of its insurance claim.

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

         For the nine months ended September 30, 1997, the Company spent approximately $38.4 million on capital improvements at its Owned Hotels, of which approximately $25.2 million related to refurbishments and repositionings of hotels.

         In order to facilitate future tax-free exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of September 30, 1997, the Company had advanced approximately $117.9 million to such third party which advances are classified as property, equipment and leasehold improvements.

         Asset Realizations. As part of the Company's brand development strategy, the Company has sold the majority of its limited-service hotels operated under franchise agreements. Through September 30, 1997, the Company received $25.6 million in cash on sales of seven hotel properties resulting in gains of $1.9 million.

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





                                            PRIME HOSPITALITY CORP.



    Date:     November 6, 1997              By:      /s/ David A. Simon
                                                     ---------------------
                                            David A. Simon, President and
                                            Chief Executive Officer



    Date:     November 6, 1997              By:      /s/ John M. Elwood
                                                     ---------------------
                                            John M. Elwood, Executive
                                            Vice President and Chief
                                            Financial Officer