Form 10-K405
period 1997-12-31
PRIME HOSPITALITY CORP
filed 1998-03-27
CIK 80293

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 882-1010

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates on March 23, 1998 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $940,425,380

     The Registrant had 47,317,259 shares of Common Stock outstanding as of March 23, 1998.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared for the 1998 annual meeting of shareholders are incorporated by reference into Part III of this report.
================================================================================

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

     Prime is a leading national hotel company, with 147 hotels in operation containing 20,490 rooms located in 29 states and the U.S. Virgin Islands (the "Portfolio") as of February 28, 1998. Prime controls three high-quality hotel brands -- AmeriSuites(R), HomeGate Studios & Suites(R) and Wellesley
Inns(R) -- and operates a portfolio of upscale full-service hotels. Prime has positioned itself to benefit significantly from favorable lodging industry fundamentals that have prevailed in recent years. From 1995 to 1997, the Company's EBITDA has grown at a compound annual rate of 44.9%, from $59.6 million in 1995 to $125.0 million in 1997, while recurring net income has grown at a compound annual rate of 56.2%, from $17.4 million to $42.6 million over the same period.

     The Company's strategy is to capitalize on two lodging industry trends perceived by management: (i) favorable industry fundamentals in the segments in which Prime operates (ie. upscale all-suite, mid-price extended-stay), which are producing strong earnings growth and (ii) growing consumer preferences for newer differentiated accommodations with strong brand identities. Reflecting this strategy, more than 85% of the Company's capital spending in 1997 was dedicated to the growth of the Company's proprietary brands. Through its development of proprietary brands, the Company has positioned itself to generate additional revenue not dependent on investment in real estate.

     Prime owns or leases 135 of the hotels in the Portfolio, including 18 hotels under sale/leaseback agreements, (the "Owned Hotels") and manages 12 hotels for third parties (the "Managed Hotels"). Prime's Portfolio is modern and well-maintained, with an average hotel age of approximately 7 years. Over the past three years, Prime has achieved rapid growth in the Portfolio, from 12,617 rooms at February 28, 1995 to 20,490 rooms at February 28, 1998. At the same time, Prime's focus on brand development has resulted in the growth of the number of hotels operated under Prime's proprietary brands to increase from 40 hotels at February 28, 1995 to 113 hotels at February 28, 1998.

     Prime's hotels serve four major lodging industry segments: the all-suites segment, under Prime's AmeriSuites brand; the extended-stay segment, under Prime's HomeGate Studios & Suites brand; the limited-service segment, primarily under Prime's Wellesley Inns brand and the full-service segment, under major national franchises.

     All-Suites: Prime owns and operates 68 all-suite hotels under the AmeriSuites brand name, and currently has another 43 AmeriSuites under development, including 21 under construction. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and located primarily near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. AmeriSuites has been one of the fastest growing domestic hotel chains, expanding from 13 hotels at February 28, 1995 to 68 hotels at February 28, 1998. In 1997, AmeriSuites contributed approximately $52.4 million, or 39.3%, of the Company's Hotel EBITDA, a percentage which the Company believes will increase significantly in 1998, offset partially by the sale/leaseback of certain assets to Equity Inns, Inc. (See Recent Developments).

     Extended-Stay: Through its December 1, 1997 merger with HomeGate Hospitality, Inc. ("HomeGate"), Prime owns and operates extended-stay hotels under its proprietary HomeGate Studios & Suites brand name. There are 17 HomeGate hotels in operation and another 39 hotels under development, including 22 under construction. HomeGates are mid-price, extended-stay hotels typically containing between 120-140 suites with fully-equipped kitchens, upscale furnishings and separation between cooking, living and sleeping areas. In 1997, the HomeGate hotels contributed $2.8 million, or 2.1%, of the Company's Hotel EBITDA reflecting the start-up nature of the brand. The Company expects this percentage to increase significantly in 1998.

     Limited-Service: Prime operates 33 limited-service hotels, 28 of which are Wellesley Inns. The Company owns all of the Wellesley Inns, which compete primarily in the mid-price segment with hotels such as Hampton Inns and La Quinta Inns. The remaining five limited-service hotels include four Managed Hotels operated under franchise agreements with national chains. In 1997, the Company's limited-service hotels contributed approximately $24.1 million, or 18.1%, of the Company's Hotel EBITDA.

     Full-Service: Prime operates 29 upscale full-service hotels with food service and banquet facilities under franchise agreements with national hotel brands such as Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada. In 1997, the Company's full-service hotels contributed approximately $53.9 million, or 40.5%, of the Company's Hotel EBITDA. The Company expects this amount to decrease in 1998 due to the sale/leaseback transaction with American General Hospitality Corporation (See Recent Developments).

OPERATING PERFORMANCE AND INTERNAL GROWTH

     Prime seeks to achieve internal growth through the use of sophisticated operating, marketing and financial systems at its hotels. Prime has demonstrated its ability to operate its hotels effectively achieving revenue per available room ("REVPAR") increases in 1997 at its comparable hotels of 9.0%, versus 1996 results. The Company's emphasis on efficient operations has increased operating margins, thus translating its top-line REVPAR growth into increased earnings. In 1997, gross operating profit increased for comparable hotels by 12.4%, versus 1996 results. Management believes that: (i) the AmeriSuites chain is positioned to benefit from increased critical mass and name recognition resulting from the chain's rapid growth, expanded marketing initiatives and product improvements;
(ii) the HomeGate chain will benefit from both Prime's assumption of management and development activities and the strong fundamentals in the mid-price extended-stay segment; (iii) the Company's Wellesley Inns are positioned to benefit from a $9.0 million renovation and reimaging program completed in March 1997; and (iv) the upscale full-service segment, located principally in the Northeast, is positioned to benefit from strong regional and segment fundamentals, including significant barriers to entry.

BRAND GROWTH

     Prime's external growth focuses on the accelerated expansion of its AmeriSuites and HomeGate brands through new construction.

     The Company believes that AmeriSuites, which offers an excellent guest experience and desirable suite accommodations, is well-positioned to become a preeminent brand in the rapidly growing all-suites segment. AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with mid-price and upscale brands such as Courtyard by Marriott and Holiday Inn. The Company emphasizes the superior price/value of AmeriSuites relative to traditional upscale hotels by focusing on the chain's spacious suites, upscale facilities and attractive amenity package. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing all-suites segment.

     In order to further accelerate AmeriSuites growth, Prime has undertaken franchise initiatives which include forming strategic alliances with developers and REITs and developing franchise marketing, training and quality assurance programs. A part of these initiatives, Prime entered into a strategic alliance with Equity Inns, Inc. ("Equity Inns") whereby Equity Inns has rights to acquire certain AmeriSuites over the next three years (See Recent Developments). Pursuant to this agreement, Prime will generate franchise income for its services and for use of the AmeriSuites name. Prime also recently agreed to enter into a joint venture agreement with Hospitality Worldwide Services ("HWS") to develop 20 AmeriSuites over a two-year period. Under the proposed agreement, Prime will have a 50% interest in the new hotels and provide management and franchise services. Each of Prime and HWS will commit $30 million in equity capital for the venture.

     Prime is aggressively developing its HomeGate brand through strategic alliances with Trammell Crow Residential and Greystar Capital Partners. HomeGate hotels are positioned in the mid-price extended-stay market to capitalize on what management believes is a large and underserved market for extended-stay accommodations, particularly in the mid-price segment which lacks a dominant competitor. Management also believes that favorable demographic trends such as increased business mobility and temporary assignments along with high operating margins due to stable occupancies and fewer guest services make HomeGate an attractive investment.

     Prime believes that it has access to sufficient resources to implement its planned expansion of its AmeriSuites and HomeGate brands, including capital from the following sources: (i) borrowings under the Company's $200 million Revolving Credit Facility; (ii) proceeds from sale/leaseback transactions involving certain of its hotels; and (iii) internally generated cash flow from hotel operations. Prime from time to time also may seek additional debt or equity financing.

RECENT DEVELOPMENTS

     HomeGate. On December 1, 1997, Prime completed its merger with HomeGate. Prime exchanged approximately 6.5 million shares of Common Stock for the approximately 10.7 million outstanding shares of HomeGate, which now operates as a wholly-owned subsidiary of Prime. The transaction was valued at approximately $125 million.

     Strategic Alliances. Prime has entered into two strategic alliances with real estate investment trusts ("REITs")for purposes of financing its brand development through the sale/leaseback of certain of its hotels.

     Under a September 1997 agreement, Equity Inns has certain rights to acquire AmeriSuites hotels developed by Prime over the next three years. As part of this alliance, on December 11, 1997, Prime completed the sale to Equity Inns of 10 AmeriSuites hotels for an aggregate consideration of $87.0 million, consisting of $78.3 million in cash and $8.7 million in Equity Inns limited partnership operating units. Prime has also agreed to lease the hotels from Equity Inns for a term of 10 years, with certain renewal options.

     Under a November 1997 agreement, American General Hospitality Corporation ("American General") has agreed to acquire substantially all of Prime's full-service hotels through March 1999. In the initial phase of this alliance, on January 7, 1998, Prime completed the sale to American General of eight full-service hotels for an aggregate consideration of $138.4 million, consisting of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in American General limited partnership operating units. Prime has also agreed to lease the hotels from American General for a term of 10 years. The sale is the first phase of a transaction which also includes the sale/leaseback of 11 additional full-service hotels to American General not later than March 31, 1999.

     Revolving Credit Facility. On December 17, 1997, Prime amended its secured revolving credit facility (the "Revolving Credit Facility") to increase availability from $100 million to $200 million, subject to a borrowing base determined under the agreement.

     Share Repurchase Program. On December 22, 1997, Prime announced a program to repurchase up to one million shares of Common Stock.

INDUSTRY OVERVIEW

     From 1992 to 1996, the lodging industry as a whole experienced five consecutive years in which the growth in room demand exceeded the growth in supply. In 1997, industry-wide percentage growth in supply exceeded industry-wide percentage growth in room demand (3.4% versus 2.5%). This resulted in a slight decline in the overall occupancy levels from 65.0% in 1996 to 64.5% in 1997. However, due to the relatively high levels of occupancy, the industry as a whole has been able to increase the average daily rate ("ADR") by 6.1% to $75.16 in 1997 from $70.81 in 1996 resulting in a 5.3% REVPAR increase. Historical performance, however, may not be indicative of future results.

     The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the Company's hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Maryland and Delaware and; the West South Central Region which is comprised of Texas, Oklahoma, Arkansas and Louisiana. The table also includes operating data concerning the two price levels (of the five price levels classified by Smith Travel Research) in which the Company competes: upscale and mid-price. REVPAR data was calculated by the Company based on occupancy and ADR data supplied by Smith Travel Research.

                                                                      % CHANGE IN:
                                 ---------------------------------------------------------------------------------------
                                         ROOM SUPPLY                   ROOM DEMAND                     REVPAR
                                 ---------------------------   ---------------------------   ---------------------------
                                 1995 V.   1996 V.   1997 V.   1995 V.   1996 V.   1997 V.   1995 V.   1996 V.   1997 V.
                                  1994      1995      1996      1994      1995      1996      1994      1995      1996
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
United States..................    1.6%      2.3%      3.4%      3.0%      3.1%      2.5%      6.1%      7.8%      5.3%
By Region:
  Middle Atlantic..............    1.1       1.0       1.7       1.2       3.3       2.5       5.8      10.1       9.6
  South Atlantic...............    1.3       2.0       3.4       3.6       3.3       2.4       6.9       7.9       4.7
  West South Central...........    2.0       4.2       4.9       3.7       4.1       4.0       6.2       4.2       4.3
By Service (Price Level):
  Upscale......................    1.9       3.4       4.0       2.6       3.4       3.7       4.7       5.4       4.7
  Mid-Price....................    2.4       3.3       4.6       3.8       3.3       3.5       5.9       6.7       4.9

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Owned Hotels and Managed Hotels as of February 28, 1998:

                                               OWNED(1)          MANAGED(2)            TOTAL
                                           ----------------    ---------------    ----------------
                                           HOTELS    ROOMS     HOTELS    ROOMS    HOTELS    ROOMS
                                           ------    ------    ------    -----    ------    ------
All-Suites:
  AmeriSuites..........................      68       8,681     --          --      68       8,681
Extended-Stay:
  HomeGate.............................      17       2,106     --          --      17       2,106
Limited-Service:
  Wellesley Inns.......................      28       2,812     --          --      28       2,812
  Howard Johnson.......................       1         108      4         549       5         657
                                            ---      ------      --      -----     ---      ------
     Total Limited-Service.............      29       2,920      4         549      33       3,469
Full-Service:
  Marriott.............................       1         504      1         525       2       1,029
  Radisson.............................       3         627     --          --       3         627
  Sheraton.............................       3         589     --          --       3         589
  Crowne Plaza.........................       3         717     --          --       3         717
  Holiday Inn..........................       2         390      2         552       4         942
  Ramada...............................       8        1269      4         796      12       2,065
  Howard Johnson.......................      --          --      1         116       1         116
  Independent..........................       1         149     --          --       1         149
                                            ---      ------      --      -----     ---      ------
     Total Full-Service................      21       4,245      8       1,989      29       6,234
          Total........................     135      17,952     12       2,538     147      20,490
                                            ===      ======      ==      =====     ===      ======

---------------
(1) Of the 135 Owned Hotels at February 28, 1998, 12 are operated under ground or building lease agreements and 18 hotels are operated under sale/leaseback agreements. The ground and building leases covering the Company's leased hotels provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues. The hotels operated under the sale/leaseback agreements provide for base rents which increase annually by the inflation rate and percentage rents based on a percentage of room, food and beverage and other revenues. The percentage lease calculations under the sale/leaseback agreements are designed to provide the Company with lease revenue streams equal to approximately 2.5% to 3.0% of revenues.

(2) Of the 12 Managed Hotels, the Company has a significant financial interest in the form of a mortgage or profit participation on seven hotels.

     The following table sets forth the location of the Company's hotels as of February 28, 1998:

                                           OWNED                MANAGED               TOTAL
                                      ----------------      ---------------      ----------------
                                      HOTELS    ROOMS       HOTELS    ROOMS      HOTELS    ROOMS
                                      ------    ------      ------    -----      ------    ------
Alabama.............................     2         256        --        --          2         256
Arizona.............................     4         520        --        --          4         520
Arkansas............................     1         130        --        --          1         130
California..........................     1         128         1        96          2         224
Colorado............................     3         399        --        --          3         399
Connecticut.........................     4         589        --        --          4         589
Florida.............................    23       2,494         1       115         24       2,609
Georgia.............................     8       1,055         1       189          9       1,244
Illinois............................     6         753        --        --          6         753
Indiana.............................     1         126        --        --          1         126
Kansas..............................     3         371        --        --          3         371
Kentucky............................     2         251        --        --          2         251
Louisiana...........................     1         128        --        --          1         128
Maryland............................     1         128         1       525          2         653
Michigan............................     1         128        --        --          1         128
Minnesota...........................     2         256        --        --          2         256
Nevada..............................     3         552        --        --          3         552
New Jersey..........................    16       2,642         8      1,613        24       4,255
New Mexico..........................     1         128        --        --          1         128
New York............................     8         933        --        --          8         933
North Carolina......................     3         308        --        --          3         308
Ohio................................     4         507        --        --          4         507
Oklahoma............................     2         256        --        --          2         256
Oregon..............................     1         161        --        --          1         161
Pennsylvania........................     3         504        --        --          3         504
South Carolina......................     2         239        --        --          2         239
Tennessee...........................     5         635        --        --          5         635
Texas...............................    18       2,301        --        --         18       2,301
U.S.Virgin Islands..................     1         504        --        --          1         504
Virginia............................     5         570        --        --          5         570
                                       ---      ------        --      -----       ---      ------
          Total.....................   135      17,952        12      2,538       147      20,490
                                       ===      ======        ==      =====       ===      ======

     The following table sets forth for the five years ended December 31, 1997 operating data for the hotels in the Company's portfolio as of December 31, 1997. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, have been excluded from the table. For purposes of showing operating trends, the results of Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                              OWNED                                   TOTAL
                                         ----------------                        ----------------
                                         HOTELS    ROOMS                         HOTELS    ROOMS
                                         ------    ------                        ------    ------
1993.................................        52    6,782                             62     9,036
1994.................................        59    7,848                             71    10,387
1995.................................        67    8,822                             79    11,361
1996.................................        81    10,551                            93    13,090
1997.................................       127    16,478                           139    19,017

                            OCCUPANCY     ADR      REVPAR           OCCUPANCY     ADR      REVPAR
                            ---------    ------    ------           ---------    ------    ------
1993......................    72.1%      $57.63    $41.56             72.1%      $60.39    $43.56
1994......................    70.8        61.55    43.59              71.3        63.89     45.56
1995......................    69.3        65.71    45.51              70.3        67.74     47.59
1996......................    69.6        71.66    49.90              71.3        73.52     52.39
1997......................    67.6        74.72    50.53              68.8        76.96     52.95

AMERISUITES

     The Company currently owns or leases 68 AmeriSuites hotels and has 43 AmeriSuites hotels under development, including 21 under construction. Prime plans to have 90 to 100 AmeriSuites open by the end of 1998.

     The Company is developing the AmeriSuites brand primarily through new construction to assure product consistency and quality. The average age of the AmeriSuites hotels as of February 28, 1998 was approximately 1.5 years. In 1997, AmeriSuites developed by the Company which were in operation for at least one year generated an average EBITDA of $1.3 million, representing an average unleveraged 17.9% return on total invested capital.

     AmeriSuites are upscale all-suites hotels which offer guests an attractively designed suite with a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fully-equipped business centers, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas and the consistency of product quality. AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites." TCB Suites were developed specifically for the business traveler and feature a well-equipped in-suite office including an oversized desk with executive chair, dual phone lines, easy chair and ottoman, in addition to voice mail, data ports and other amenities. Each AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct sales, national marketing programs and a central reservation system.

     In 1997, the Company converted its central reservation system for its AmeriSuites and Wellesley Inns brands to a new system developed and operated by Anasazi Travel Resources, Inc. The new reservation system has broadened access to travel agents through additional global distribution systems immediately increasing the number of agent terminals by 23%. Through a real-time interface connecting the hotels with the central reservation system and global distribution systems, the Company will be able to swiftly implement marketing and yield management strategies. Additionally, the system will provide the Company with detailed guest history data for new marketing initiatives such as frequent traveler programs. The system also has the capability to provide automatic linkage with other reservation systems which may facilitate new marketing alliances with strategic partners. In 1997, the percentage REVPAR contribution from the central reservation system for the AmeriSuites hotels increased by 56% over the prior year level.

     AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other mid-price and upscale brands such as Courtyard by Marriott and Holiday Inn. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing all-suites segment.

     Management believes that the growing AmeriSuites infrastructure, consisting of elements such as improved frequent stay programs, an enhanced central reservations system, increased advertising and marketing programs and the increased visibility from the doubling of the chain's number of hotels in the past year will permit AmeriSuites to achieve critical mass and outperform its older, more established competitors. Additionally, management believes that recent product improvements such as a larger, more upscale lobby and arrival area, standardized indoor pools in Northern climates and specially designed business suites will continue to enhance operating performance.

     The following table sets forth for the five years ended December 31, 1997 certain data with respect to AmeriSuites hotels, all of which are owned or leased by the Company. Operating data for the hotels built during the period are presented from the dates such hotels commenced operations. For purposes of showing operating trends, comparable data has also been presented for the AmeriSuites hotels which have been in operation for all of 1996 and 1997.

                                                 COMPARABLE                         TOTAL
                                              ----------------                 ----------------
                                              HOTELS    ROOMS                  HOTELS    ROOMS
                                              ------    ------                 ------    ------
1993...........................                    8      993                       8       993
1994...........................                   12    1,494                      12     1,494
1995...........................                   19    2,319                      19     2,319
1996...........................                   19    2,319                      33     4,048
1997...........................                   19    2,319                      63     7,969

                                 OCCUPANCY     ADR      REVPAR    OCCUPANCY     ADR      REVPAR
                                 ---------    ------    ------    ---------    ------    ------
1993...........................    64.1%      $56.21    $36.01       64.1%     $56.21    $36.01
1994...........................    65.9        59.90    39.50        65.9       59.90     39.50
1995...........................    67.2        65.45    43.98        67.2       65.45     43.98
1996...........................    70.2        71.06    49.89        65.6       72.12     47.28
1997...........................    71.6        73.91    52.93        65.1       75.65     49.23

HOMEGATE STUDIOS & SUITES

     Prime currently owns 17 HomeGate hotels and has 39 HomeGates under development including 22 under construction. Prime plans to have 40 to 50 HomeGates open by the end of 1998.

     The HomeGate brand was launched in 1996 and the majority of the hotels are under one year old. The HomeGate hotels are designed to compete primarily in the mid-price range of the extended-stay industry segment. Prime believes that HomeGate is an attractive product, based on the quality of its design elements and furnishings and the separation between cooking, sleeping and living areas. HomeGate Studios & Suites offer a superior price/value relationship and appeal to extended-stay guests of both upscale and economy hotels. The hotels contain a variety of features such as fully-equipped kitchens, resident laundry facilities, twice-weekly linen service, weekly maid service, business centers and exercise facilities. The facilities consist of an apartment-style complex with two or three story buildings containing, between 120 to 140 guest rooms. HomeGate utilizes both interior and exterior corridor building designs, depending primarily on local market standards, building codes and weather factors.

     The hotels typically feature three functional room configurations: studio, deluxe, and one bedroom. Management believes that the price/value relationship of its guest rooms is enhanced by offering the following features:

     - a fully-equipped kitchen with full-size refrigerator, stove, microwave, coffee maker, dishwasher and cooking utensils;

     - separate cooking, living and sleeping areas;

     - residential-quality design elements;

     - upscale furnishings and accessories;

     - an oversized work desk;

     - two telephone jacks with dataports;

     - direct dial telephone with voice mail messaging;

     - fax and copy services available to guests;

     - cable TV; and

     - a sleeper sofa.

     Extended-stay hotels typically experience longer average guest stays than traditional hotels, resulting in higher average occupancies and a more stable revenue stream. HomeGate hotels generally require minimum stays of one week. Daily rates are offered only after certain occupancy levels have been achieved. In addition, the staffing levels of extended-stay hotels are much lower than those of traditional hotels, because many labor intensive services offered by full-service hotels are de-emphasized or excluded entirely, resulting in lower labor costs. At the HomeGate hotels, there is no food and beverage service and limited common area amenities. Voice mail messaging eliminates the need for a telephone switchboard. Housekeeping services are offered weekly and linen service is available twice weekly. Several common area amenities that do not substantially increase operating expenses are included, such as an exercise room, resident laundry, and a business center. The low labor costs combined with fewer amenities result in higher operating margins than traditional hotels.

     The Company is expanding its HomeGate brand to take advantage of what management perceives as an under-served and growing market. Based on industry data compiled by D.K. Shifflet and Smith Travel Research, while the demand for business extended-stay rooms is between 400,000-500,000 rooms per night, only approximately 100,000 rooms are dedicated to the extended-stay market. This imbalance is most severe in the mid-price range where supply is estimated at 10,000 rooms and there is no dominant competitor. The Company also believes that favorable demographic and social trends will also benefit the extended-stay market. In particular, increases in business mobility, corporate training, temporary assignments and business relocations have created more demand for extended-stay facilities.

     Of the 14 HomeGate hotels in operation as of December 31, 1997, only two hotels were open for the full year. These hotels registered a combined occupancy rate of 71.8% and an ADR of $38.78. The 14 HomeGate hotels in operation as of December 31, 1997 registered an overall occupancy rate of 51.6% and an ADR of $38.92. Due to the startup nature of these operations, the Company does not believe these results are indicative of future results.

WELLESLEY INNS AND OTHER LIMITED-SERVICE HOTELS

     The Company's limited-service hotels consist primarily of 28 Wellesley Inns, all of which are owned and operated by the Company.

     Of the Company's 28 Wellesley Inns, 15 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television and facsimile services. Marketing efforts for the Wellesley Inns chain rely heavily on direct marketing and billboard advertising. In addition, the Wellesley Inns, along with the Company's AmeriSuites, are marketed under the new reservation system developed by Anasazi Travel

Resources, Inc. In 1997, the percentage REVPAR contribution from the central reservation system for the Wellesley Inns hotels increased by 38%. In Florida, where the population has grown rapidly, the Company has built a geographically concentrated group of Wellesley Inns, thereby developing regional brand name recognition. The majority of the Florida Wellesley Inns were constructed within the past ten years.

     In 1997, Prime completed a $9 million reimaging program at 14 Wellesley Inns which were acquired in March 1996. The reimaging included upgrades to the hotels' curb appeal with a redesigned arrival court, new landscaping and a bright, new exterior. Interior upgrades included an expanded lobby and continental breakfast area and totally renovated rooms. Prime believes that the reimaging improves the consistency and quality of the chain and provides new opportunities to maximize brand value.

     The following table sets forth for the five years ended December 31, 1997 operating data for Wellesley Inns as of December 31, 1997. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of 14 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                                                    TOTAL
                                               ------------------------------------------------
                                               HOTELS    ROOMS    OCCUPANCY     ADR      REVPAR
                                               ------    -----    ---------    ------    ------
1993.........................................    26      2,607      80.6%      $45.97    $37.05
1994.........................................    28      2,812      77.8        48.12     37.44
1995.........................................    28      2,812      75.3        52.11     39.25
1996.........................................    28      2,812      73.8        53.80     39.72
1997.........................................    28      2,812      73.6        58.29     42.87

     The Company's other limited-service hotels consist of five hotels operated under franchise agreements, four of which are managed for third parties. The hotels average approximately 130 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services. They are designed to appeal primarily to business travelers.

FULL-SERVICE HOTELS

     The Company operates 29 upscale full-service hotels with food service and banquet facilities under franchise agreements with Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn, and Ramada. The full-service hotels are concentrated in the Northeast. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for full-service hotels consists primarily of business travelers. Consequently, the Company's sales force markets to companies which have a significant number of employees traveling in the Company's operating regions who consistently produce a high volume demand for hotel room nights. In addition, the Company's sales force actively markets meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. The hotels are also marketed through national franchisor programs and central reservation systems.

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

     The Company owns and operates one resort hotel, the Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, U.S. Virgin Islands. The Frenchman's Reef is a 504-room resort hotel which includes a 408-room eight-story building and 96 rooms in the adjacent Morningstar Beach Resort. The Frenchman's Reef has seven restaurants, extensive convention facilities, complete sports and beach facilities and a self-contained total energy system. The Frenchman's Reef is marketed directly through its own sales force in New York City and at the hotel, and through the Marriott reservation system. The Frenchman's Reef market includes tour groups, corporate meetings, conventions and individual vacationers.

     In December 1997, the Frenchman's Reef and Morningstar Beach Resorts reopened after completing a $42.0 million property renovation. The resorts were closed in April 1997 in order to implement a major renovation of the facilities which were damaged by hurricanes in 1995 and 1996. All rooms at the Frenchman's Reef have been completely renovated along with the lobby, public areas and all the restaurants. At the Morningstar Beach Resort a new seaside pool has been constructed with a wrap-around terrace overlooking the beach. Other upgrades include a redesigned European style exterior with a tropical landscaped arrival courtyard and open air lobby, a bi-level pool with new waterfalls and pool bar, and 60,000 square feet of indoor and outdoor meeting, banquet and function space, including the 14,100 square foot Grand Harbour Ballroom. Additionally, 88 new luxury suites have been added to the resort's complement of rooms, catering to a more upscale clientele. Voice mail and data lines have now been added to every room as well as accessibility to a business center, offering a variety of services including facsimile, word processing, e-mail, photocopying and printing. In addition to the upgrades, certain enhancements have been made to the resorts in order to fortify them against severe windstorms. Those enhancements include hurricane resistant shutters to all public areas, new pitched metal roofs, improved exterior walls, and the addition of hurricane resistant glass storm doors to every guestroom.

     As part of the Company's strategic initiative to reduce its investment in real estate, the Company entered into an alliance with American General for the sale and leaseback of substantially all of its full-service hotel real estate (excluding Frenchman's Reef) in two transactions. Under the first transaction, in January 1998, Prime sold eight hotels to American General. The second phase of the transaction will involve the sale and leaseback of another eleven full-service hotels to American General not later than March 31, 1999. Prime will continue to operate the hotels under lease agreements with American General which have terms of 10 years. The rent calculations are based on revenues and are designed to provide the Company with a lease income stream equal to approximately 3% of the hotels' revenues.

     While Prime does not intend to acquire any full-service hotels, it does plan to pursue new management growth opportunities in the full-service segment as a manager and/or lessee.

     The following table sets forth for the five years ended December 31, 1997, operating data for the full-service hotels in the Company's portfolio as of December 31, 1997. For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, have been excluded from the table. Operating data for the hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                              OWNED                                   TOTAL
                                         ----------------                        ----------------
                                         HOTELS    ROOMS                         HOTELS    ROOMS
                                         ------    ------                        ------    ------
1993.................................        17    3,074                             25     5,064
1994.................................        18    3,429                             26     5,419
1995.................................        19    3,578                             27     5,568
1996.................................        19    3,578                             27     5,568
1997.................................        20    3,728                             28     5,718

                            OCCUPANCY     ADR      REVPAR           OCCUPANCY     ADR      REVPAR
                            ---------    ------    ------           ---------    ------    ------
1993......................    68.0%      $69.64    $47.37             70.0%      $70.03    $49.02
1994......................    67.0        76.05    50.93              70.0        76.08     53.27
1995......................    65.6        78.93    51.79              69.0        79.35     54.73
1996......................    69.9        86.88    60.71              73.3        86.10     63.07
1997......................    72.3        93.97    67.91              74.5        93.96     69.98

DEVELOPMENT

     The Company has outlined a comprehensive strategy for the rapid development of its brands while maintaining control of the development process. The Company employs a team of 20 real estate, construction and design professionals who are responsible for development.

     Detailed Site Selection. The Company undertakes an extensive review process in selecting sites for new hotels. Key factors in the selection of sites include close proximity to demand generators, superior visibility, ease of access and nearby guest amenities. Sites are initially identified with the assistance of a nationwide network of brokers or through the Company's development partners. (See Alliances). Once identified, the Company qualifies the sites before entering into a letter of intent. After a letter of intent is signed, the Company assesses the feasibility of the sites, which includes extensive review by the Company's operations and sales and marketing staffs as well as independent consultants. Upon satisfactory completion of economic feasibility, the Company enters into a contract for the site and commences legal, engineering and environmental due diligence. The entire process, from site selection to completion of construction and opening, takes approximately 18 months.

     Suburban Market Focus. The Company believes that suburban markets offer a number of features which permit the rapid expansion of its brands. As opposed to central business districts, suburban markets offer ample land to construct new hotels. More importantly, the Company believes that suburban locations appeal to multiple demand generators. In addition to the business traveler, who is the target customer, the weekend/leisure traveler is attracted by the close proximity to nearby dining, shopping and entertainment amenities.

     Strategy. The Company has expanded into new regions by first developing hotels in certain key cities which it has targeted. The Company has added additional hotels in that region in cities which are logical destinations from the key cities. This strategy has permitted the Company to quickly build brand recognition in a particular region. Key cities where AmeriSuites are open or under construction include Atlanta (7), Dallas/Fort Worth (7), Chicago (6), Miami/Ft. Lauderdale (4), Denver (3) and Phoenix (3). Key cities where HomeGate hotels are open or under construction include Dallas/Ft. Worth (4) and Phoenix
(4). The Company has also focused on areas where there are high barriers to entry and where the development process is more time consuming. The Company currently has hotels open or under development in the Northeast in New Jersey, Connecticut, Boston and Philadelphia and the West Coast in Los Angeles and San Francisco.

     Alliances. The Company intends to utilize strategic alliances with developers to accelerate the growth of its brands.

     The Company, pursuant to its merger with HomeGate, has assumed a master development agreement for HomeGate hotels with a partnership (the "Developer Partnership") comprised of Trammell Crow Residential ("TCR") and Greystar Capital Partners L.P. ("Greystar").

     Pursuant to the master development agreement, the Developer Partnership has agreed to develop up to 60 HomeGate Studios & Suites hotels. This agreement will terminate upon the earlier of the commencement of the 60th facility or December 31, 1998. Pursuant to this agreement, the Developer Partnership through regional offices will, under the Company's direction, provide site sourcing, obtain entitlement and building permits, and provide construction architectural and engineering oversight. In addition, individual affiliates of the Developer Partnership will provide business asset guaranties for construction cost overruns on each project. The Company believes its utilization of the regional office network will produce competitive advantages and cost efficiencies in the Company's site selection, development and construction operations, by providing local expertise and minimizing the Company's development and administrative overhead costs.

     Under a proposed joint venture agreement, the Company and HWS intend to develop 20 AmeriSuites over a two year period. HWS will provide site identification, development, construction and purchasing services and contribute $30 million of equity capital.

FRANCHISING

     Prime has implemented several initiatives in order to further accelerate the growth of its AmeriSuites brand. The Company has completed the necessary filings and statutory compliance requirements needed to establish a franchise program. The Company has also developed internal franchise marketing, training and quality assurance programs to provide support to franchisees and control product quality. The Company has formed a franchise sales team which it intends to expand in 1998. The Company plans to eventually broaden these initiatives to include its HomeGate and Wellesley Inns brands.

     Additionally, Prime has established alliances with REITS and developers whereby Prime will generate additional capital and provide franchise services to these third parties. A part of these initiatives, Prime entered into a strategic alliance with Equity Inns whereby Equity Inns has rights to acquire certain AmeriSuites over the next three years. Pursuant to this agreement, Prime will generate franchise income for its services and for use of the AmeriSuites name. Under the proposed joint venture agreement with HWS, Prime, in addition to its 50% interest in the new hotels, will generate management and franchise income.

  Operations

     As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 147 hotels covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, resulting in economies of scale and leading to above-market hotel profit margins. As a result of these operating strategies, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1996, the most current data available from industry sources, by approximately 11% for all-suite hotels, 22% for full-service hotels and 3% for limited-service hotels.

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

     The central management team is located in Fairfield, New Jersey, with AmeriSuites and HomeGate operations offices in Atlanta, Georgia and a development office in Austin, Texas. Central management provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

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

     Sales and Marketing Management. Aggressive sales and marketing is a top operating priority. Sales and marketing management is directed by a corporate staff of 20 professionals, including regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's national sales group, Market Segments, Inc. ("MSI"). In cooperation with the regional marketing staff, on-site sales management develops and implements short and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability. The Company is in the process of initiating a new yield management system which will be implemented in all of the Company's hotels.

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

     The Company's brand advertising programs are developed at the central office. As the AmeriSuites chain has grown, the Company has doubled its brand advertising expenditures featuring ads in national publications such as USA Today. The Company has also developed marketing clubs targeted for frequent travelers and other customer groups.

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

CAPITAL IMPROVEMENTS

     The Company continuously refurbishes its Owned Hotels in order to maintain consistent quality standards. The Company generally spends approximately 4% to 6% of hotel revenue on capital improvements at its Owned Hotels and typically refurbishes each hotel approximately every five years. The Company believes that its Owned Hotels are in generally good physical condition, with over half of the Owned Hotels being five years old or less. The Company recommends the refurbishment and repair projects on its Managed Hotels and sale/leaseback hotels although spending amounts vary based on the plans of such hotels' owners and the significance of the Company's interest as a franchisor or mortgagee.

     In addition to making normal capital improvements, the Company reviews on an on-going basis each hotel's competitive position in the local market in order to decide the types of product that will best meet the market's demand characteristics. During the past three years, the Company has repositioned several of its Owned Hotels. Repositioning a hotel generally requires renovation and refurbishment of the exterior and interior of the building and may result in a change of brand name. In 1995, 1996 and 1997, the Company spent $13.7 million, $16.8 million and $13.9 million, respectively, primarily on the repositioning of its Wellesley Inns and full-service hotels. In 1997, the Company completed the repositioning of 14 of its Wellesley Inns and the conversion of 5 hotels acquired in 1996 to HomeGate hotels. The Company does not anticipate any major refurbishing projects requiring Company funds in 1998. American General has indicated that it tends to reposition a number of hotels it acquired pursuant to its sale/leaseback transaction with the Company in January 1998. Under the lease agreement, American General is responsible for all capital improvements.

MANAGEMENT AGREEMENTS

     As of February 28, 1998, the Company provided hotel management services to third party hotel owners of 12 Managed Hotels. Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions. The Company's fixed management fee percentages average 3.5% of total revenues before giving consideration to performance related incentive payments. The base and incentive fees comprised 56.5%, or $3.6 million, of the total management and other fees for 1997. Terms of the management agreements vary but the majority are short-term and, therefore, there are risks associated with termination of these agreements. Although management agreements may be terminated in connection with a change in ownership of the underlying hotels, such risks may be limited due to the Company's other financial interests in these hotels. The Company holds financial interests in the form of mortgages or profit participation in 7 of the 12 Managed Hotels.

FRANCHISE AGREEMENTS

     The Company has entered into franchise licensing agreements with franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The franchise agreements require the Company to pay monthly fees, to maintain certain standards and to implement certain capital programs. The payment of monthly fees, which typically total 7% to 8% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to monthly fees payable to the franchisor. While the Company currently enjoys good relationships with its franchisors, there can be no assurance that a desirable replacement would be available if any of the franchise agreements were to be terminated.

WORKING CAPITAL

     The Company has financed its operations and capital needs principally through a combination of cash flow from operations, borrowings under its Revolving Credit Facility, proceeds from the sale/leaseback of certain hotels and proceeds from debt or equity offerings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 6,800 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal quarter ended December 31, 1997 to a vote of the security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share, trades on the New York Stock Exchange (the "NYSE") under the symbol "PDQ." As of March 23, 1998 there were 47.3 million shares of common stock outstanding. In addition, warrants to purchase an aggregate of 638,957 shares of common stock were outstanding as of March 23, 1998. The warrants are not listed on any exchange.

     The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

                                           HIGH        LOW        DIVIDEND/SHARE
                                           ----        ---        --------------
Year Ended December 31, 1996
First Quarter............................  $13 5/8      9 5/8           0
Second Quarter...........................   17 1/4     12               0
Third Quarter............................   19 7/8     16 3/8           0
Fourth Quarter...........................   17 1/4     14               0
Year Ended December 31, 1997
First Quarter............................   18 1/8     14 1/8           0
Second Quarter...........................   20 7/8     14 3/4           0
Third Quarter............................   22 9/16    17 1/2           0
Fourth Quarter...........................   23 3/16    16 5/16          0

     As of March 23, 1998, the closing sales price of the common stock on the NYSE was $19 7/8 per share, and there were approximately 2,150 holders of record of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 OF THE COMPANY

     The table below presents selected consolidated financial data derived from the Company's historical financial statements for the five years ended December 31, 1997. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1993        1994        1995        1996         1997
                                     --------    --------    --------    --------    ----------
                                                           (IN THOUSANDS)
Statement of Operations Data:
  Total revenues...................  $108,860    $134,303    $205,628    $271,100    $  340,961
  Income from continuing operations
     before extraordinary items....     8,175      18,258      17,465      30,048        25,856
  Extraordinary items-gains on
     discharge of indebtedness (Net
     of income taxes)..............     3,989         172         104         202            75
                                     --------    --------    --------    --------    ----------
  Net income.......................    12,164      18,430      17,569      30,250        25,931
                                     ========    ========    ========    ========    ==========
Balance Sheet Data:
  Total assets.....................  $410,685    $434,932    $573,241    $877,100    $1,196,666
  Long-term debt, net of current
     portion.......................   168,618     178,545     276,920     319,836       554,500
  Stockholders' equity.............   171,364     204,065     232,916     484,584       524,413

     Quarterly financial data for the years ending December 31, 1996 and 1997 is presented as follows (in thousands, except per share amounts).

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1996         1996          1996             1996
                                               ---------    --------    -------------    ------------
Net revenue..................................   $58,614     $69,920        $69,482         $73,084
Operating income.............................    14,491      16,873         16,596          16,472
Merger expenses..............................        --          --             --              --
Net income before extraordinary items........     7,792       6,924          7,682           7,650
Extraordinary items (net of tax).............       149          27              7              19
                                                -------     -------        -------         -------
Net income...................................     7,941       6,951          7,689           7,669
Earnings per common share:
Basic:
Income before extraordinary items............   $  0.21     $  0.19        $  0.18         $  0.16
Extraordinary items..........................        --          --             --              --
                                                -------     -------        -------         -------
Earnings per share...........................   $  0.21     $  0.19        $  0.18         $  0.16
                                                =======     =======        =======         =======
Earnings per common share:
Diluted:
Income before extraordinary items............   $  0.19     $  0.17        $  0.17         $  0.15
Extraordinary items..........................        --          --             --              --
                                                -------     -------        -------         -------
Earnings per share...........................   $  0.19     $  0.17        $  0.17         $  0.15
                                                =======     =======        =======         =======

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1997         1997          1997             1997
                                               ---------    --------    -------------    ------------
Net revenue..................................   $78,053     $85,562        $87,804         $89,542
Operating income.............................    18,085      25,544         24,846          22,363
Merger expenses..............................        --          --             --         (18,555)
Net income before extraordinary items........     8,202      12,513         10,564          (5,423)
Extraordinary items (net of tax).............        22          53             --              --
                                                -------     -------        -------         -------
Net income...................................     8,224      12,566         10,564          (5,423)
                                                =======     =======        =======         =======
Earnings per common share:
Basic:
Income before extraordinary items............   $  0.18     $  0.27        $  0.23         $ (0.12)
Extraordinary items..........................        --          --             --              --
                                                -------     -------        -------         -------
Earnings per share...........................   $  0.18     $  0.27        $  0.23         $ (0.12)
                                                =======     =======        =======         =======
Earnings per common share:
Diluted:
Income before extraordinary items............   $  0.17     $  0.26        $  0.22         $ (0.11)
Extraordinary items..........................        --          --             --              --
                                                -------     -------        -------         -------
Earnings per share...........................   $  0.17     $  0.26        $  0.22         $ (0.11)
                                                =======     =======        =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading hotel owner/operator which, as of February 28, 1998, owned or leased 135 hotels including 18 hotels under sale/leaseback agreements and managed 12 hotels for third parties. The Company has a financial interest in the form of mortgages or profit participations (primarily incentive management fees) in seven of the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

     The Company's strategy is to capitalize on two lodging industry trends: (i) favorable industry fundamentals, in the segments in which Prime operates (i.e. upscale all-suites, mid-price extended-stay), which are producing strong earnings growth and (ii) growing consumer preferences for newer accommodations with strong brand identities. Through its development of proprietary brands, the Company is positioning itself to generate additional revenue not dependent on investment in real estate. The Company's external growth focuses on the accelerated expansion of its proprietary AmeriSuites and HomeGate brands through new construction. Although future results of operations may be adversely affected in the short term by the costs associated with the construction and acquisition of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by such new hotels.

     On December 1, 1997, the Company completed its merger with HomeGate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. Prime exchanged approximately 6.5 million shares of common stock for the approximately 10.7 million outstanding shares of HomeGate, which now operates as a wholly owned subsidiary of Prime. Under pooling of interests accounting, all transaction costs are expensed as incurred and the historical consolidated statements of operations of the companies are restated on a combined basis without giving effect to operating synergies. HomeGate, which commenced operations in 1996, generated 1997 results reflecting losses consistent with startup operations. Therefore, the merger had a dilutive effect on earnings for 1997.

     In 1997, earnings from recurring operations increased by 50.3% over 1996 levels. The earnings gains were the result of strong growth in revenue per available room ("REVPAR") and profit margins at comparable Owned Hotels and significant new AmeriSuites unit growth. For the comparable Owned Hotels, REVPAR increased by 9.0% in 1997 over 1996 levels. The combination of strong REVPAR increases and effective expense controls resulted in increases in gross operating profits at comparable Owned Hotels of 12.4%. The earnings growth was also favorably affected by the addition of 44 new AmeriSuites hotels since January 1, 1996.

     The Company's EBITDA increased by $36.6 million, or 41.4%, from $88.4 million in 1996 to $125.0 million in 1997, and Hotel EBITDA increased by $41.7 million, or 45.6%, from $91.5 million in 1996 to $133.1 million in 1997. EBITDA represents earnings before interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The Company's hotels operate in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the mid-price extended-stay segment under the Company's proprietary HomeGate Studios & Suites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary

Wellesley Inns brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                                           1996                      1997
                                                   ---------------------    ----------------------
                                                   AMOUNT     % OF TOTAL     AMOUNT     % OF TOTAL
                                                   -------    ----------    --------    ----------
All-suites.......................................  $25,987       28.4%      $ 52,377       39.3%
Full-service.....................................   44,460       48.6         53,861       40.5
Limited-service..................................   20,452       22.4         24,120       18.1
Extended-Stay....................................      557         .6          2,771        2.1
                                                   -------      -----       --------      -----
          Total..................................  $91,456      100.0%      $133,129      100.0%
                                                   -------      -----       --------      -----

     Hotel EBITDA for 1997 reflects the shifting mix in the Company's hotel portfolio toward its proprietary brand AmeriSuites. Based on the Company's development plans, Prime expects the relative contribution from its all-suite AmeriSuites hotels and extended-stay HomeGate hotels to increase in 1998 with the full-service hotels' percentage contribution declining.

     (1) EBITDA and Hotel EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered as alternatives to net income as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity.

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997
COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the years ended December 31, 1997 and 1996. The results of hotels divested during 1996 and 1997 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                            COMPARABLE OWNED
                                                         TOTAL                 HOTELS(1)
                                                  --------------------    --------------------
                                                    1996        1997        1996        1997
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging.......................................  $201,179    $272,267    $142,870    $155,426
  Food and Beverage.............................    41,437      41,968      31,461      31,628
  Management and Other Fees.....................     6,729       6,424
  Interest on Mortgages and Notes Receivable....     6,090       6,097
  Business Interruption Insurance...............    13,562      10,921
  Rental and Other..............................     2,103       3,284
                                                  --------    --------
          Total Revenues........................   271,100     340,961
Direct Hotel Operating Expenses:
  Lodging.......................................    52,224      68,072      36,255      38,947
  Food and Beverage.............................    32,053      31,036      23,335      23,412
  Selling and General...........................    62,580      70,225      41,424      42,301
Occupancy and Other Operating...................    17,071      23,669
General and Administrative......................    18,764      22,923
Depreciation and Amortization...................    23,976      34,198
Operating Income................................    64,432      90,838
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue...      26.0%       25.0%       25.4%       25.1%
  Food and Beverage, as a percentage of food and
     beverage revenue...........................      77.4%       74.0%       74.2%       74.0%
  Selling and General, as a percentage of
     lodging and food and beverage revenue......      25.8%       22.3%       23.8%       22.6%
Occupancy and Other Operating, as a percentage
  of lodging and food and beverage revenue......       7.0%        7.5%
General and Administrative, as a percentage of
  total revenue.................................       6.9%        6.7%
Other Data:
Occupancy.......................................      69.6%       67.6%       71.1%       72.5%
ADR.............................................  $  71.66    $  74.72    $  73.43    $  78.50
REVPAR..........................................  $  49.90    $  50.53    $  52.21    $  56.92
Gross Operating Profit..........................  $ 89,409    $140,831    $ 73,317    $ 82,394

---------------
(1) For purposes of this discussion of results of operations, comparable Owned Hotels refers to the 51 Owned Hotels that were owned or leased by the Company during all of 1996 and 1997.

     Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $71.1 million, or 35.3%, from $201.2 million in 1996 to $272.3 million in 1997. The increase was primarily due to incremental revenues of $56.6 million from the 44 AmeriSuites hotels added during 1996 and 1997, growth in revenues at comparable Owned Hotels of $12.6 million and incremental revenues of $6.1 million from new HomeGate hotels. These increases were partially offset by a decrease in revenue at the Frenchman's Reef of $7.5 million attributable to hurricane related damage.

     The following table illustrates the REVPAR growth in 1997 from the Company's comparable Owned Hotels, by industry segment.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1996        1997       % CHANGE
                                                              ------      ------      --------
AmeriSuites
  Occupancy.................................................    70.2%       71.6%
  ADR.......................................................  $71.06      $73.91
  REVPAR....................................................  $49.89      $52.93         6.1%

Full-service
  Occupancy.................................................    69.3%       72.0%
  ADR.......................................................  $85.40      $92.20
  REVPAR....................................................  $59.17      $66.41        12.2%

Wellesley Inns
  Occupancy.................................................    77.3%       75.7%
  ADR.......................................................  $54.30      $58.01
  REVPAR....................................................  $41.98      $43.93         4.7%

Total
  Occupancy.................................................    71.1%       72.5%
  ADR.......................................................  $73.43      $78.50
  REVPAR....................................................  $52.21      $56.92         9.0%

     The Company achieved solid revenue growth in all of its industry segments. The REVPAR increases reflect the results of several repositionings and continued favorable industry trends in the full-service segment, growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and the reimaging program at the Wellesley Inns. The AmeriSuites results were achieved despite a difficult comparison to the prior year which included significant revenues attributable to the Olympics. Excluding Olympic-related markets, AmeriSuites REVPAR grew by 9.1%. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 6.9%, and occupancy gains of 1.4 percentage points, in 1997.

     Food and beverage revenues increased by $531,000, or 1.3%, from $41.4 million in 1996 to $42.0 million in 1997 due to the net addition of two new full-service hotels and growth at comparable outlets. Food and beverage revenues for comparable Owned Hotels increased by $167,000, or 0.5%, as increased banquet business was offset by the impact of renovations at several outlets. The increases were partially offset by a decrease of $3.0 million at the Frenchman's Reef attributable to the hurricane damage.

     Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, MSI. Management and other fees decreased by $305,000, or 4.5%, from $6.7 million in 1996 to $6.4 million in 1997. The decrease was primarily due to the conversions of Managed Hotels into Owned Hotels partially offset by increased base and incentive management fees associated with the remaining Managed Hotels.

     Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable were even with 1996 levels at $6.1 million.

     Business interruption insurance revenue is based on the settlements of the Company's claims related to the hurricane damage at the Frenchmen's Reef caused by Hurricane Marilyn in September 1995 and Hurricane Bertha in July 1996. Business interruption insurance revenue decreased by $2.6 million, or 19.5%, from $13.6 million in 1996 to $10.9 million in 1997 due to higher operating losses in 1996.

     Direct lodging expenses increased by $15.9 million, or 30.4%, from $52.2 million in 1996 to $68.1 million in 1997, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 26.0% in 1996 to 25.0% in 1997. This decrease was primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 25.4% in 1996 to 25.1% in 1997.

     Direct food and beverage expenses decreased by $1.0 million, or 3.2%, from $32.0 million in 1996 to $31.0 million in 1997, primarily due to the decrease in food and beverage revenue at the Frenchman's Reef attributable to hurricane damage. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 77.4% in 1996 to 74.0% in 1997. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue decreased slightly from 74.2% in 1996 to 74.0% in 1997. The decreases were primarily due to a shift in the mix of revenues to higher margin banquet revenues.

     Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $7.6 million, or 12.2%, from $62.6 million in 1996 to $70.2 million in 1997, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 25.8% in 1996 to 22.3% in 1997. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased from 23.8% in 1996 to 22.6% in 1997. The decreases were due to ADR improvements, effective cost controls and decreases in snow removal and other weather related costs.

     Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $6.6 million, or 38.7%, from $17.1 million in 1996 to $23.7 million in 1997. As a percentage of hotel revenues, occupancy and other operating expenses increased from 7.0% in 1996 to 7.5% in 1997, primarily due to the rent associated with the new leased hotels. Occupancy and other operating expenses are expected to increase in 1998 due to the rent associated with the sale/leaseback of hotels to American General and Equity Inns.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $4.2 million, or 22.2%, from $18.8 million in 1996 to $22.9 million in 1997, due to increased brand advertising, payroll and training costs associated with opening new AmeriSuites and HomeGate hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.9% in 1996 to 6.7% in 1997 due to operating leverage.

     Depreciation and amortization expense increased by $10.2 million, or 42.6%, from $24.0 million in 1996 to $34.2 million in 1997, due to the impact of new hotel properties and refurbishment efforts at several hotels.

     Interest expense increased by $3.7 million, or 16.2%, from $23.1 million in 1996 to $26.9 million in 1997, primarily due to the issuance of the $200 million Senior Subordinated Notes in March 1997 offset by capitalized interest related to new AmeriSuites and HomeGate construction. The Company capitalized $7.7 million and $18.2 million of interest in 1996 and 1997, respectively.

     Investment income decreased by $1.9 million, or 36.8%, from $5.1 million in 1996 to $3.2 million in 1997 primarily due to higher average cash balances generated by the new borrowings.

     Other income consists of items which are not part of the Company's recurring operations. For the year ended December 31, 1997, other income consisted of a net gains on property sales of $2.1 million. Other income for the year ended December 31, 1996 consisted primarily of gains on settlements of notes receivable of $1.8 million and gains on property sales of $2.5 million.

     Merger expenses of $18.6 million in 1997 represent costs associated with the merger with HomeGate. Merger expenses consist of $12.0 million for costs associated with the termination of management agreements, $5.2 million of transaction costs which includes investment banking, legal and other professional fees and $1.4 million of transition costs which includes the cost of consolidating operations, severance and other related benefits.

     Pretax extraordinary gains of $337,000 and $123,000 for 1996 and 1997 relate to the retirement of debt.

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

                                                                            COMPARABLE OWNED
                                                         TOTAL                 HOTELS(1)
                                                  --------------------    --------------------
                                                    1995        1996        1995        1996
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging.......................................  $146,184    $201,179    $110,565    $124,164
  Food and Beverage.............................    37,955      41,437      25,867      28,636
  Management and Other Fees.....................     8,115       6,729
  Interest on Mortgages and Notes Receivable....    11,895       6,090
  Business Interruption Insurance...............        --      13,562
  Rental and Other..............................     1,479       2,103
                                                  --------    --------
          Total Revenues........................   205,628     271,100
Direct Hotel Operating Expenses:
  Lodging.......................................    38,383      52,224      29,877      31,731
  Food and Beverage.............................    28,429      32,053      19,296      21,090
  Selling and General...........................    49,753      62,580      34,938      37,352
Occupancy and Other Operating...................    11,763      17,071
General and Administrative......................    15,515      18,764
Depreciation and Amortization...................    15,974      23,976
Other Expense...................................     2,200          --
Operating Income................................    43,611      64,432
Operating Expense Margins:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue...      26.3%       26.0%       27.0%       25.6%
  Food and Beverage, as a percentage of food and
     beverage revenue...........................      74.9%       77.4%       74.6%       73.6%
  Selling and General, as a percentage of
     lodging and food and beverage revenue......      27.0%       25.8%       25.6%       24.4%
Occupancy and Other Operating, as a percentage
  of lodging and food and beverage revenue......       6.4%        7.0%
General and Administrative, as a percentage of
  total revenue.................................       7.5%        6.9%
Other Data(1):
Occupancy.......................................      69.0%       69.6%       69.9%       71.9%
ADR.............................................  $  65.77    $  71.66    $  65.40    $  71.14
REVPAR..........................................  $  45.41    $  49.90    $  45.68    $  51.16
Gross Operating Profit..........................  $ 67,574    $ 89,409    $ 52,321    $ 62,627

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

     Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $55.0 million, or 37.6%, from $146.2 million in 1995 to $201.2 million in 1996. Lodging revenues increased due to incremental revenues of $52.6 million from the 50 new hotels added during 1995 and 1996 and higher revenues for comparable Owned Hotels, which increased by $13.6 million, or 12.3%, in 1996 as compared to 1995. The revenue gains were offset by a decrease of $13.8 million at the Frenchman's Reef attributable to hurricane-related damage.

     The following table sets forth the growth in REVPAR at the comparable Owned Hotels for 1996, as compared to 1995, by industry segment:

                                                          YEAR ENDED
                                                       DECEMBER 31, 1996
                                                       -----------------
All-suites...........................................        11.7%
Full-service.........................................        15.8%
Limited-service......................................         5.2%
Total................................................        12.0%

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

     Direct lodging expenses increased by $13.8 million, or 36.1%, from $38.4 million in 1995 to $52.2 million in 1996, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 26.3% in 1995 to 26.0% in 1996. This decrease was primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 27.0% in 1995 to 25.6% in 1996.

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

     Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $12.8 million, or 25.8%, from $49.8 million in 1995 to $62.6 million in 1996, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 27.0% in 1995 to 25.8% in 1996 due primarily to the impact of the increases in ADR. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues decreased from 25.6% in 1995 to 24.4% in 1996 due primarily to the ADR increases.

     Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $5.3 million, or 45.1%, from $11.8 million in 1995 to $17.1 million in 1996 due to the addition of new hotels, including several leased hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 6.4% in 1995 to 7.0% in 1996 due to rent expense associated with the new leased hotels.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $3.3 million, or 20.9%, from $15.5 million in 1995 to $18.8 million in 1996, due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 7.5% in 1995 to 6.9% in 1996 due to operating leverage.

     Depreciation and amortization expense increased by $8.0 million, or 50.1%, from $16.0 million in 1995 to $24.0 million in 1996, due to the impact of new hotel properties and refurbishment efforts at several hotels.

     Other expense of $2.2 million for 1995 consisted of a reserve for insurance deductibles related to hurricane damage caused by Hurricane Marilyn at the Frenchman's Reef hotel in St. Thomas, U.S. Virgin Islands.

     Investment income increased by $200,000, or 4.1%, from $4.9 million in 1995 to $5.1 million in 1996, due to higher weighted average cash balances in 1996.

     Interest expense increased by $1.5 million, or 7.2%, from $21.6 million in 1995 to $23.1 million in 1996, primarily due to higher average borrowings in 1996. Capitalized interest increased by $5.1 million from $2.6 million in 1995 to $7.7 million in 1996. The increase in interest expense was partially offset by capitalized interest related to new AmeriSuites construction.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prime's external growth focuses on the accelerated expansion of its proprietary AmeriSuites and HomeGate brands through new construction. As of February 28, 1998, Prime had 68 AmeriSuites and 17 HomeGates in operation with plans to have 90 to 100 AmeriSuites and 40 to 50 HomeGates open by the end of 1998.

     Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites and HomeGate brands, including capital from the following sources: (i) borrowing availability under the Company's Revolving Credit Facility; (ii) proceeds from sale/leaseback transactions with respect to certain of its properties and (iii) internally generated cash flow. The Company may also from time to time seek additional debt or equity financing.

     At December 31, 1997, the Company had cash, cash equivalents and current marketable securities of $13.7 million. In addition, at December 31, 1997, the Company had $165.0 million available under the Revolving Credit Facility.

     The Company's major sources of cash for 1997 were net proceeds, after expenses, of approximately $193.5 million from the issuance of the Senior Subordinated Notes in March 1997, gross borrowings under the Revolving Credit Facility of $162.5 million, net proceeds from the sale/leaseback of hotels of $76.9 million and cash flow from operations of $74.4 million. The Company's major uses of cash during the period were capital expenditures of $451.1 million relating primarily to the development of new hotels and debt repayments of $170.1 million, including repayments of $140.0 million under the Revolving Credit Facility.

     Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $4.2 million in 1997 and $11.8 million in 1996, respectively. At December 31, 1997, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $80.3 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

     Sources of Capital. The Company has undertaken a strategic initiative to dispose of significant hotel real estate and to invest the proceeds in the growth of its proprietary brands. As part of this initiative, Prime has entered into two strategic alliances with real estate investment trusts.

     In September 1997, Prime entered into a strategic alliance with Equity Inns. Under this agreement, Equity Inns has rights to acquire certain AmeriSuites hotels developed by Prime over the next three years. As part of this alliance, in December 1997, the Company sold 10 hotels to Equity Inns for $87.0 million, consisting of $78.3 million in cash and $8.7 million in Equity Inns limited partnership operating units. Prime will continue to operate the hotels under a lease agreement with Equity Inns for a term of 10 years with certain renewal options. Prime will also receive royalty fee income for use of the AmeriSuites brand name and provide franchise services (ie. marketing, reservation and quality assurance) under a 10 year franchise agreement. Prime intends to sell additional AmeriSuites hotels to Equity Inns or another REIT in 1998.

     In January 1998, the Company completed the sale/leaseback of eight full-service hotels to American General for $138.4 million, consisting of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in American General limited partnership operating units. Prime will continue to operate the hotels under a lease agreement with American General which has a term of 10 years. The sale is the first phase of a transaction which also includes the sale and leaseback of 11 additional full-service hotels to American General not later than March 31, 1999.

     In December 1997, the Company amended its Revolving Credit Facility by increasing the size of the facility from $100.0 million to $200.0 million, reducing the interest rate by 25 basis points to LIBOR plus 2% and providing greater flexibility in the borrowing base and covenant calculations. Prime established the Revolving Credit Facility in 1996 with a group of financial institutions. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to Prime. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. As of February 28, 1998, Prime has outstanding borrowings of $35.0 million under the facility and further availability of $165.0 million.

     In January 1997, the Company issued the Senior Subordinated Notes in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1 at the rate of 9 3/4% per year. The Notes are general unsecured obligations and contain certain covenants including limitations on the incurrence of debt, liens, dividend payments, certain invest-ments, transactions with affiliates, asset sales and mergers and consolidations. The Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001 at premiums to principal which decline on each anniversary date thereafter. The Company utilized a portion of the proceeds to pay down approximately $101.1 million of indebtedness, with the remainder of the proceeds used to finance the development of AmeriSuites hotels. The indebtedness repaid with the proceeds from the Senior Subordinated Notes included $75.6 million of borrowings outstanding under the Revolving Credit Facility, $10.8 million of 10% Senior Secured Notes and $13.9 million of mortgage debt.

     In November 1997, the Company entered into a loan agreement to borrow up to $40.0 million secured by the Frenchman's Reef. The loan bears interest at LIBOR plus 2.5%. Principal payments are to be made semi-annually beginning in January 2000. The loan matures in June 2006. The funds, along with insurance proceeds receive to date of $25.3 million, were used for the cost of refurbishment of the Frenchman's Reef which was damaged by hurricanes in 1995 and 1996. As of December 31, 1997, the Company has borrowed $20.0 million under this facility.

     As part of the Company's brand development strategy, the Company has sold the majority of its limited-service hotels operated under franchise agreements. In 1997, the Company received $23.9 million in cash on sales of seven hotel properties resulting in gains of $2.1 million.

     In October 1996, the Company entered into a nine-month interest rate contract with a major financial institution to hedge its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates for approximately seven years at a Treasury yield of 6.4% on a $98.4 million notional principal amount. In April 1997, the Company terminated the agreement for a gain of approximately $500,000 which will be amortized as a reduction of interest expense over a seven year period.

     Uses of Capital. The Company's capital spending is focused primarily on the development of its AmeriSuites and HomeGate hotel chains. In 1997, the Company spent $271.2 million on new construction of AmeriSuites and $72.0 million on new construction of HomeGates funded primarily by internally generated cash flow, proceeds from borrowings under the Revolving Credit Facility, Senior Subordinated Notes and mortgage debt and proceeds from the sale/leaseback of 10 AmeriSuites hotels. The Company expects to spend a total of approximately $300 million on development of new AmeriSuites hotels and $200 million on development of new HomeGate hotels in 1998 to be funded by borrowings under the Revolving Credit Facility, the sale/leaseback of hotels and internally generated cash flow.

     In March 1997, the Company completed a $9.0 million renovation of the 14 Wellesley Inns acquired in 1996. The Company believes that the renovations position the Wellesley Inns chain for strong growth in 1998, with a high degree of consistency and product quality.

     In February 1997, the Company acquired a Holiday Inn in Monroe Township, NJ for $11.2 million in cash. The Company spent an additional $3.0 million relating to the refurbishing of the hotel. The Company does not intend to acquire any full-service hotels in 1998.

     The Frenchman's Reef in St. Thomas U.S. Virgin Islands was damaged in recent years due to the effects of Hurricane Marilyn in September 1995 and Hurricane Bertha in July 1996. In 1996, the Company and its insurance carrier settled the Company's insurance claim with respect to Hurricane Marilyn for $25.0 million. On March 12, 1998, the Company settled its insurance claim with respect to Hurricane Bertha for $16.4 million. The Company thus far has received $2.5 million and expects to receive the remaining amount, net of deductibles, in April 1998.

     In 1997, the Company renovated the Frenchman's Reef, which included significant hurricane-related renovations and certain enhancements. Due to the extent of the renovations, the hotel was closed from April 1997 to December 1997. The Company estimates the total cost of the refurbishment to be approximately $42.0 million.

     In 1997, the Company spent approximately $29.5 million on capital improvements at its Owned Hotels excluding the Frenchman's Reef, of which approximately $13.9 million related to refurbishments and repositionings of hotels.

     In December 1997, the Company announced that its Board of Directors has approved a program to repurchase up to one million shares of its common stock at various prices from time to time. Under this program, the Company has purchased approximately 512,000 shares at an average price of $17.76. As of February 28, 1998, the Company had approximately 47.3 million shares of common stock outstanding.

     On March 17, 1998, the Company delivered a notice to the trustee of its $86.3 million 7% Convertible Notes due 2002 of the redemption of 100% of the outstanding notes at the stated redemption price of 104% of principal plus accrued interest on April 17, 1998, the first permitted redemption date. The notes are convertible into common stock of the Company at a conversion price of $12 per share through the close of business on April 16, 1998. The Company expects a substantial portion, if not all, of the notes to be converted into common stock.

     In order to facilitate future tax-free exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of December 31, 1997, the Company had advances of approximately $74.2 million to such third party which advances are classified as property, equipment and leasehold improvements.

     The Company has preliminarily reviewed its systems and equipment as it relates to year 2000 compliance. Based on this assessment, the Company has determined that the cost of compliance is not expected to be material to its cash flows, financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

MANAGEMENT

  Directors and Executive Officers

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

            NAME              AGE                           POSITIONS
            ----              ---                           ---------
David A. Simon..............   45    President, Chief Executive Officer and Chairman of the
                                     Board of Directors
John M. Elwood..............   43    Executive Vice President, Chief Financial Officer and
                                     Director Director
Howard M. Lorber(1).........   49    Director
Herbert Lust, II(1).........   71    Director
Jack H. Nusbaum.............   57    Director
Allen J. Ostroff(1).........   61    Director
A.F. Petrocelli(1)..........   54    Director
Paul H. Hower...............   63    Executive Vice President
Denis W. Driscoll...........   53    Senior Vice President/Human Resources
John H. Leavitt.............   45    Senior Vice President/Sales and Marketing
Joseph Bernadino............   51    Senior Vice President, Secretary and General Counsel
John C. Kratzer.............   35    Senior Vice President/Development
Terry P. O'Leary............   42    Senior Vice President/Franchising
Richard T. Szymanski........   40    Vice President and Corporate Controller
Douglas W. Vicari...........   38    Vice President and Treasurer

---------------
(1) Member of the Compensation and Audit Committee.

     The following is a biographical summary of the experience of the directors and executive officers of the Company:

     David A. Simon has been President, Chief Executive Officer and a Director since 1992 and Chairman of the Board of Directors of the Company since 1993.

     John M. Elwood has been a Director and Executive Vice President of the Company since 1992 and Chief Financial Officer since 1993.

     Howard M. Lorber has been a Director and a member of the Compensation and Audit Committee since 1994. Mr. Lorber is Chairman of the Board of Directors of Nathan's Famous, Inc. and Hallman & Lorber Associates, Inc. and a director of New Valley Corporation and, United Capital Corp. Mr. Lorber has been Chief Executive Officer of Hallman & Lorber Associates, Inc. for more than the past five years, President and Chief Operating Officer of New Valley Corporation since 1994 and Chief Executive Officer of Nathan's Famous, Inc. since 1993. Mr. Lorber has also been a general partner or shareholder of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties.

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

     Allen J. Ostroff has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Ostroff has been a Managing Director of Prudential Securities, Inc. since September 1997. Mr. Ostroff was a Managing Director of the Prudential Realty Group, a subsidiary of The Prudential Insurance Company of America, from June 1994 to September 1997 and was a Senior Vice President of the Prudential Realty Group prior to June 1994.

     A.F. Petrocelli has been a Director since 1992 and a member of the Compensation and Audit Committee since 1993. Mr. Petrocelli has been the Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan's Famous, Inc., Boyer Value Fund, Inc. and Philips International Realty Corp.

     Paul H. Hower has been an Executive Vice President of the Company since June 1993. Mr. Hower was President of Integrity Hospitality Services prior to June 1993.

     Denis W. Driscoll has been a Senior Vice President of the Company since June 1993. Mr. Driscoll was President of Driscoll Associates, a human resources consulting organization, prior to June 1993.

     John H. Leavitt has been a Senior Vice President of the Company since 1992.

     Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992.

     John C. Kratzer has been a Senior Vice President of the Company since December 1997. Mr. Kratzer was the Chief Operating Officer of HomeGate Hospitality, Inc. from March 1996 to November 1997 and a partner in Benton Resources, an affiliate of Trammell Crow Company, from 1993 to February 1996. Mr. Kratzer is a director of Itec Steel, Inc.

     Terry P. O'Leary has been a Senior Vice President of the Company since 1998 and was Vice President -- Food and Beverage since 1995. Mr. O'Leary was an area manager and corporate director with B.F. Saul Real Estate Investment Trust from 1993 to 1995.

     Richard T. Szymanski has been a Vice President and Corporate Controller of the Company since 1992.

     Douglas W. Vicari has been a Vice President and Treasurer of the Company since 1992 .

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

         2. Exhibits

     (3) (a) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates,
              L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.
         (b) Reference is made to Consent of the Holders Thereof to the Purchase by the Company of the Outstanding First Mortgage
              Notes filed as an Exhibit to the Company's 8-K, dated March
              21, 1996, which is incorporated herein by reference.
         (c) Reference is made to the Agreement and Plan of Merger as of July 25, 1997 by and among Prime Hospitality Corp., PH Sub
              Corporation and Homegate Hospitality, Inc. filed as an Exhibit to the Company's Form S-4, dated October 24, 1997, which is incorporated herein by reference.
         (d)  Reference is made to the form of Amended and Restated
              Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated December 2, 1997, filed as an Exhibit to the Company's
              Form 8-K dated December 11, 1997, which is incorporated herein by reference.
         (e)  Reference is made to the form of Amended and Restated
              Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and American General Hospitality Operating
              Partnership, L.P., as purchaser, dated January 7, 1998 filed as an Exhibit to the Company's Form 8-K dated January 7,
              1998, which is incorporated herein by reference.

     (3) (a) Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25,
              1992, which is incorporated herein by reference.
         (b) Reference is made to the Restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company's Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.
         (c) Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated
              September 25, 1992, which is incorporated herein by reference.
     (4) (a) Reference is made to the Form of 8.20% Tax Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
         (b)  Reference is made to the Form of 8% Secured UND Restructured
              Note of the Company filed as an Exhibit to the Company's
              Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
         (c) Reference is made to the Form of 9.20% OVR Restructured Note of the Company filed as an Exhibit to the Company's Form
              10-K, dated September 25, 1992, which is incorporated herein by reference.
         (d) Reference is made to a Form 8-A of the Company as filed on June 5, 1992 with the Securities and Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is incorporated herein by reference.
         (e) Reference is made to an Indenture, dated April 26, 1995, between the Company and the Trustee related to the issuance of 7% Convertible Subordinated Notes due 2002, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.
         (f) Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First
              Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.
         (g)  Reference is made to the Senior Secured Revolving Credit
              Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York
              Branch, as Documentation Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment
              No.1 to Form S-3 dated July 26, 1996, which is incorporated herein by reference.
         (h)  Amended and Restated Senior Secured Revolving Credit
              Agreement, dated as of December 17, 1997, among Prime
              Hospitality Corp., and The Lenders Party hereto, and Societe
              Generale, Southwest Agency, as Documentation Agent, and
              Credit Lyonnais New York Branch, as Syndication Agent, and
              Bankers Trust Company, as Agent.
    (10) (a) Reference is made to PMI's Flexible Benefit Plan, filed as an Exhibit to the Form 10-Q, dated February 12, 1988 of PMI, which is incorporated herein by reference.
         (b)  Reference is made to the 1992 Performance Incentive Stock
              Option Plan of the Company, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25,
              1992, which is incorporated herein by reference.
         (c) Reference is made to the 1992 Stock Option Plan of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
         (d)  Reference is made to the 1992 Non-Qualified Stock Option
              Agreement between the Company and David A. Simon filed as an Exhibit to the Company's Form 10-K, dated September 25,
              1992, which is incorporated herein by reference.

         (e)  Reference is made to the 1992 Non-Qualified Stock Option
              Agreement between the Company and John Elwood filed as an Exhibit to the Company's Form 10-K, dated March 26, 1993, which is incorporated herein by reference.
         (f)  Reference is made to the Change of Control Agreement, dated
              February 15, 1995, between David A. Simon and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (g) Reference is made to the Change of Control Agreement dated, February 15, 1995, between John M. Elwood and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (h)  Reference is made to the Change of Control Agreement, dated
              February 15, 1995, between Paul H. Hower and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (i) Reference is made to the Change of Control Agreement dated, February 15, 1995, between John H. Leavitt and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (j)  Reference is made to the Change of Control Agreement, dated
              February 15, 1995, between Denis W. Driscoll and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (k)  Reference is made to the Change of Control Agreement, dated
              February 15, 1995, between Joseph Bernadino and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (l)  Reference is made to the Change of Control Agreement, dated
              February 15, 1995, between Richard T. Szymanski and the
              Company filed as an Exhibit to the Company's Form 10-K, dated March 10, 1995.
         (m)  Reference is made to the Change of Control Agreement, dated
              February 15, 1995, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March
              10, 1995.
         (n)  Reference is made to the Employment Agreement, dated May 15,
              1995, between John Elwood and the Company, filed as an Exhibit to the Company's Form 10-K, dated March 21, 1996.
         (o)  Reference is made to the Employment Agreement, dated August
              1, 1995, between David Simon and the Company, filed as an Exhibit to the Company's Form 10-K, dated March 21, 1996.
    (11)      Statement regarding computation of per share earnings.

    (21)      Subsidiaries of the Company are as follows:

                                                          JURISDICTION OF
NAME                                                       INCORPORATION
----                                                      ---------------
AmeriSuites Hospitality, Inc............................  Delaware
Caldwell Holding Corp...................................  Delaware
Clifton Holding Corp....................................  Delaware
Dynamic Marketing Group, Inc............................  Delaware
Fairfield Holding Corp..................................  Delaware
Fairfield-Meridian Claims Service, Inc..................  Delaware
HomeGate Hospitality, Inc...............................  Delaware
KSA Management, Inc.....................................  Kansas
Mahwah Holding Corp.....................................  Delaware
Market Segments, Incorporated...........................  Delaware
Prime-American Realty Corp..............................  Delaware
Prime-O-Lene, Inc.......................................  New Jersey
Republic Motor Inns, Inc................................  Virginia
UPS, Inc................................................  Delaware
     (23)     Consent of Arthur Andersen LLP
     (27)     Financial data schedule.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 14(A))

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1996 and 1997..............  F-3
  Statements of Income for the Years Ended December 31,
     1995, 1996 and 1997....................................  F-4
  Statements of Stockholders' Equity for the Years Ended
     December 31, 1995, 1996 and 1997.......................  F-5
  Statements of Cash Flows for the Years Ended December
     31,1995, 1996 and 1997.................................  F-6
  Notes to Consolidated Financial Statements................  F-7

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

     We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries ("the Company") as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 27, 1998, except with respect
to the matter discussed in Note 12 as
to which the date is March 12, 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1996         1997
                                                              --------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 47,473    $    5,013
  Marketable securities available for sale..................       238         8,697
  Restricted cash...........................................     3,596            --
  Accounts receivable, net of reserves of $420 and $415 in
     1996 and 1997, respectively............................    12,895        16,318
  Current portion of mortgages and notes receivable.........     1,338         2,271
  Other current assets......................................    15,260        28,780
                                                              --------    ----------
     Total current assets...................................    80,800        61,079
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization.................   746,360     1,079,591
Mortgages and notes receivable, net of current portion......    26,095        19,698
Other assets................................................    23,845        36,298
                                                              --------    ----------
          Total Assets......................................  $877,100    $1,196,666
                                                              ========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt...................................     3,845         3,871
  Other current liabilities.................................    50,813        76,921
                                                              --------    ----------
     Total current liabilities..............................    54,658        80,792
Long-term debt, net of current portion......................   319,836       554,500
Other liabilities...........................................    18,022        18,253
Deferred income.............................................        --        18,708
                                                              --------    ----------
     Total liabilities......................................   392,516       672,253
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.10 per share; 20,000,000
     shares authorized; none issued
  Common stock, par value $.01 per share; 75,000,000 shares
     authorized; 46,317,917 and 47,182,972 shares issued and
     outstanding in 1996 and 1997, respectively.............       463           472
  Capital in excess of par value............................   404,315       419,242
  Retained earnings.........................................    79,806       105,737
  Treasury stock, at cost (50,039 shares in 1997)...........        --        (1,038)
                                                              --------    ----------
     Total stockholders' equity.............................   484,584       524,413
                                                              --------    ----------
          Total Liabilities and Stockholders' Equity........  $877,100    $1,196,666
                                                              ========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995       1996       1997
                                                              --------   --------   --------
Revenues:
  Lodging...................................................  $146,184   $201,179   $272,267
  Food and beverage.........................................    37,955     41,437     41,968
  Management and other fees.................................     8,115      6,729      6,424
  Interest on mortgages and notes receivable................    11,895      6,090      6,097
  Business interruption insurance...........................        --     13,562     10,921
  Rental and other..........................................     1,479      2,103      3,284
                                                              --------   --------   --------
     Total revenues.........................................   205,628    271,100    340,961
                                                              --------   --------   --------
Costs and expenses:
  Direct hotel operating expenses:
     Lodging................................................    38,383     52,224     68,072
     Food and beverage......................................    28,429     32,053     31,036
     Selling and general....................................    49,753     62,580     70,225
  Occupancy and other operating.............................    11,763     17,071     23,669
  General and administrative................................    15,515     18,764     22,923
  Depreciation and amortization.............................    15,974     23,976     34,198
  Other expense.............................................     2,200         --         --
                                                              --------   --------   --------
     Total costs and expenses...............................   162,017    206,668    250,123
Operating income............................................    43,611     64,432     90,838
Investment income...........................................     4,861      5,061      3,197
Interest expense............................................   (21,603)   (23,149)   (26,893)
Other income................................................     2,239      4,313      2,077
Merger costs................................................        --         --    (18,555)
                                                              --------   --------   --------
Income before income taxes and extraordinary items..........    29,108     50,657     50,664
Provision for income taxes..................................    11,643     20,609     24,808
                                                              --------   --------   --------
Income before extraordinary items...........................    17,465     30,048     25,856
Extraordinary items -- gains on discharges of indebtedness
  (net of income taxes of $70, $135 and $48 in 1995, 1996
  and 1997, respectively)...................................       104        202         75
                                                              --------   --------   --------
Net income..................................................  $ 17,569   $ 30,250   $ 25,931
                                                              ========   ========   ========
Basic earnings per Common Share:
  Income before extraordinary items.........................  $    .57   $    .74   $    .56
  Extraordinary items.......................................        --         --         --
                                                              --------   --------   --------
Net income per common share.................................  $    .57   $    .74   $    .56
                                                              ========   ========   ========
Diluted earnings per Common Share:
  Income before extraordinary items.........................  $    .54   $    .68   $    .54
  Extraordinary items.......................................        --         --         --
                                                              --------   --------   --------
Net income per common share.................................  $    .54   $    .68   $    .54
                                                              ========   ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK        CAPITAL IN
                                               --------------------    EXCESS OF     RETAINED    TREASURY
                                                 SHARES      AMOUNT    PAR VALUE     EARNINGS     STOCK       TOTAL
                                               ----------    ------    ----------    --------    --------    --------
Balance December 31, 1994....................  30,409,371     $304      $171,774     $ 31,987    $    --     $204,065
  Net income.................................          --       --            --       17,569         --       17,569
  Utilization of net operating loss
    carryforwards............................          --       --         3,370           --         --        3,370
  Amortization of pre-fresh start tax basis
    differences..............................          --       --         6,167           --         --        6,167
  Proceeds and tax benefits from exercise of
    stock options............................     220,159        2           721           --         --          723
  Proceeds from exercise of stock warrants...     374,969        4         1,018           --         --        1,022
                                               ----------     ----      --------     --------    -------     --------
Balance December 31, 1995....................  31,004,499      310       183,050       49,556         --      232,916
  Net income.................................          --       --            --       30,250         --       30,250
  Utilization of net operating loss
    carryforwards............................          --       --        10,590           --         --       10,590
  Amortization of pre-fresh start tax basis
    differences..............................          --       --         1,243           --         --        1,243
  Proceeds from issuance of common stock.....  14,763,000      148       206,827           --         --      206,975
  Proceeds and tax benefits from exercise of
    stock options............................     148,492        1         1,521           --         --        1,522
  Proceeds from exercise of stock warrants...     401,926        4         1,084           --         --        1,088
                                               ----------     ----      --------     --------    -------     --------
Balance December 31, 1996....................  46,317,917      463       404,315       79,806         --      484,584
  Net income.................................          --       --            --       25,931         --       25,931
  Utilization of net operating loss
    carryforwards............................          --       --         4,140           --         --        4,140
  Amortization of pre-fresh start tax basis
    differences..............................          --       --           103           --         --          103
  Proceeds and tax benefits from exercise of
    stock options............................     576,908        6         5,771           --         --        5,777
  Proceeds from exercise of stock warrants...     338,186        3           913           --         --          916
  Treasury stock purchases...................     (50,039)      --            --           --     (1,038)      (1,038)
  Contribution from shareholder..............          --       --         4,000           --         --        4,000
                                               ----------     ----      --------     --------    -------     --------
Balance December 31, 1997....................  47,182,972     $472      $419,242     $105,737    $(1,038)    $524,413
                                               ==========     ====      ========     ========    =======     ========

          See Accompanying Notes to Consolidated Financial Statements

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1995        1996         1997
                                                           --------    ---------    ---------
Cash flows from operating activities:
  Net income.............................................  $ 17,569    $  30,250    $  25,931
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................    15,974       23,976       34,198
  Amortization of deferred financing costs...............        --        2,268        2,874
  Utilization of net operating loss carryforwards........     3,370       10,590        4,141
  Gains on discharges of indebtedness....................      (174)        (337)        (123)
  Gains on sales of assets...............................    (2,779)      (6,123)      (2,077)
  Amortization of deferred gain..........................        --           --         (150)
  Amortization of pre-fresh start tax basis
     differences.........................................     6,167        1,243          102
  Deferred income taxes..................................     1,557        1,386        2,479
  Merger expenses funded by shareholder..................        --           --        4,000
Increase (decrease) from changes in other operating
  assets and liabilities:
  Accounts receivable....................................    (5,320)        (221)      (3,423)
  Other current assets...................................      (887)      (5,695)     (21,079)
  Other liabilities......................................     3,151        8,841       27,508
                                                           --------    ---------    ---------
     Net cash provided by operating activities...........    38,628       66,178       74,381
Cash flows from investing activities:
  Net proceeds from mortgages and notes receivable.......    27,603        8,933        3,543
  Disbursements for mortgages and notes receivable.......   (12,704)      (2,700)      (1,194)
  Proceeds from sales of property, equipment and
     leasehold improvements..............................     8,167       12,962      100,820
  Purchases of property, equipment and leasehold
     improvements........................................   (74,758)    (134,266)    (107,868)
  Construction of new hotels.............................   (37,518)    (184,566)    (343,203)
  Decrease in restricted cash............................       752        5,377        3,596
  Proceeds from insurance settlement.....................     7,500        1,500        2,500
  Proceeds from sales of marketable securities...........     2,928       15,023          238
  Purchase of marketable securities......................   (11,520)          --           --
  Other..................................................       846           13       (1,597)
                                                           --------    ---------    ---------
     Net cash used in investing activities...............   (88,704)    (277,724)    (343,165)
Cash flows from financing activities:
  Net proceeds from issuance of debt.....................   119,360      184,705      390,769
  Payments of debt.......................................   (33,961)    (184,803)    (170,100)
  Proceeds from the exercise of stock options and
     warrants............................................     1,745        2,609        6,693
  Proceeds from issuance of common stock.................        --      206,975           --
  Purchase of treasury stock.............................        --           --       (1,038)
  Other..................................................       (59)          --           --
     Net cash provided by (used in) financing
       activities........................................    87,085      209,486      226,324
                                                           --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.....    37,009       (2,060)     (42,460)
Cash and cash equivalents at beginning of period.........    12,524       49,533       47,473
                                                           --------    ---------    ---------
Cash and cash equivalents at end of period...............  $ 49,533    $  47,473    $   5,013
                                                           ========    =========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

NOTE 1  BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

     Prime Hospitality Corp. (the "Company") is a hotel owner/operator with a portfolio of 147 hotels, as of February 28, 1998, located in 29 states and the U.S. Virgin Islands. The Company owns and operates 135 hotels and manages the remaining 12 hotels for third parties. The Company operates its hotels under its proprietary AmeriSuites, Wellesley Inns and HomeGate Studios & Suites brand names and under franchise agreements with national hotel chains including Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn, Ramada and Howard Johnson.

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

     In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan (SFAS 114)" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures (SFAS 118)." Following these standards, the Company measures impairment of a loan based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate. Impairment can also be measured based on a loan's observable market price or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment had occurred as of December 31, 1997.

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

     During 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121)". Following this standard, the Company evaluates whether impairment has occurred at each of its properties based upon the future cash flows (undiscounted and before interest charges) as compared to the carrying value of the property. Based upon its evaluation as of December 31, 1997, the Company has determined that no impairment has occurred.

OTHER ASSETS

     Other assets consist primarily of deferred issuance costs related to the Company's debt obligations. Deferred issuance costs are amortized over the respective terms of the loans using the effective interest method.

INSURANCE PROGRAMS

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

EARNINGS PER COMMON SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share," (SFAS
128). Under SFAS 128, primary earnings per share has been replaced by basic earnings per share which excludes any dilutive effects of options, warrants and convertible securities. Fully diluted earnings per share is now called diluted earnings per share and includes a change in applying the treasury stock method. All earnings per share amounts for all periods have been restated to conform to the SFAS 128 requirements.

PRE-OPENING COSTS

     Non-capital expenditures incurred prior to opening new or renovated hotels such as payroll and operating supplies are deferred and expensed within one year after opening. Pre-opening costs charged to expense were $364,000, $1.3 million and $3.3 million for the years ended December 31, 1995, 1996 and 1997. As of December 31, 1997, $2.6 million of pre-opening costs are included in other current assets.

DEFERRED INCOME

     Deferred income consist primarily of gains related to the sale of properties under sale/leaseback transactions. These gains are being amortized over the life of their respective leases as a reduction of rent expense.

INTEREST RATE AGREEMENTS

     The Company has an interest rate swap agreement with a major financial institution which reduces the Company's exposure to interest rate fluctuations on its variable rate debt. The accounting treatment for this agreement is to accrue net interest to be received or to be paid as an adjustment to interest expense as incurred.

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1995 and 1996 consolidated financial statements to conform them to the December 31, 1997 presentation.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 2  MERGER

     On December 1, 1997, the Company merged with HomeGate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. Pursuant to the merger, the Company issued approximately 6.5 million shares of common stock based upon a fixed exchange ratio of 0.6073 per share of the Company's common stock for each of the approximately 10.7 million outstanding shares of HomeGate. The transaction was valued at approximately $125 million and was accounted for as a pooling of interests.

     Under pooling of interests accounting, all transaction costs are expensed as incurred and the historical consolidated statements of operations of the companies are restated on a combined basis without giving effect to operating synergies.

     For the year ended December 31, 1997, merger expenses consisted of the following (in thousands):

Cost of terminating the management agreement................    $12,000
Transaction related costs...................................      5,168
Transition costs............................................      1,387
                                                                -------
          Total.............................................    $18,555
                                                                =======

     Costs to terminate the management agreement represent amounts paid to Wyndham Hotel Corporation pursuant to the termination agreement. These amounts were funded: $8.0 million by the Company and $4.0 million by a shareholder of HomeGate. The amount paid by the shareholder has been reflected as a contribution to capital.

     Transaction related costs primarily represent fees paid for investment banking, legal, accounting and other professional services.

     Transition costs represent management's best estimate of the costs to consolidate operations. These costs include costs associated with the merging of the Company's and HomeGate's operations, including the combining of systems, facilities and management resources. Included are $800,000 related to severance and related benefits. These costs represent actual and anticipated payments to identified employees, as required by their respective employment agreements, who were terminated after the merger and other anticipated payments to be made to certain employees.

NOTE 3  HOTEL ACQUISITIONS/DISPOSITIONS

SALE/LEASEBACK

     On September 22, 1997, the Company entered into strategic alliance with Equity Inns, Inc. ("Equity Inns"), a real estate investment trust for the purpose of financing its brand development through the sale/leaseback of AmeriSuites hotels. Under the agreement, Equity Inns has certain rights to acquire AmeriSuites hotels developed by Prime over the next three years. In December 1997, the Company sold 10 hotels to Equity Inns for $87.0 million, consisting of $78.3 million in cash and $8.7 million in limited partnership operating units which were included in marketable securities available for sale as of December 31, 1997. The Company will continue to operate the hotels under a lease agreement for a term of 10 years with certain renewal options. The sale generated a gain of $20.9 million which will be recognized over the life of the lease. As of December 31, 1997, $150,000 of the gain had been amortized.

ACQUISITIONS

     In February 1997, the Company acquired the Monroe Township, NJ Holiday Inn for approximately $11.2 million in cash.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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

     In 1996, HomeGate's predecessor corporation, Extended-Stay Limited Partnership ("ESLP") acquired five hotels in Texas operating under the Westar Suites name which were subsequently converted to HomeGate hotels in 1997. The purchase price was $25.7 million, consisting of $7.7 million in cash and $18.0 million in assumed debt. In 1996, HomeGate also acquired a hotel in Austin, Texas operating under the name of Inn Home America -- Towne Lake for $7.7 million. The hotel was subsequently converted to a HomeGate hotel in 1997.

     The acquisitions, described above, have been accounted for as purchases and, accordingly, the revenues and expenses of those hotels have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since the beginning of the years in which they occurred reported results would not have been materially different.

NOTE 4  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996       1997
                                                              -------    ------
Cash........................................................  $36,555    $2,981
Commercial paper and other cash equivalents.................   10,918     2,032
                                                              -------    ------
          Totals............................................  $47,473    $5,013
                                                              =======    ======

NOTE 5  MARKETABLE SECURITIES

     Marketable securities, which are comprised of equity securities, were $238,000 and $8.7 million at December 31, 1996 and 1997, respectively. During 1996, the Company realized $1.8 million in gains on sales of marketable securities which is included in investment income.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 6  OTHER CURRENT ASSETS/LIABILITIES

     Other current assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Hotel inventories...........................................  $ 4,762    $ 7,046
Pre-opening expense.........................................    2,088      2,572
Accrued interest receivable.................................    2,290      3,075
Business interruption insurance receivable..................       --      6,485
Prepaid expenses............................................    2,420      2,067
Other.......................................................    3,700      7,535
                                                              -------    -------
          Totals............................................  $15,260    $28,780
                                                              =======    =======

     Other current liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Accounts payable............................................  $12,370    $17,036
Construction payables.......................................    7,677      9,431
Interest....................................................    7,734     11,319
Accrued payroll and related benefits........................    4,590      4,598
Accrued expenses............................................    5,169     10,895
Accrued merger costs........................................       --      5,114
Income tax payable..........................................    1,892      5,715
Insurance reserves..........................................    7,146      8,277
Hurricane damage reserve....................................    2,438         --
Other.......................................................    1,797      4,536
                                                              -------    -------
          Totals............................................  $50,813    $76,921
                                                              =======    =======

NOTE 7  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ----------------------     YEARS OF
                                                              1996         1997       USEFUL LIFE
                                                            --------    ----------    -----------
Land and land leased to others(a).........................  $136,128    $  188,531
Hotels....................................................   415,931       587,809    20 to 40
Furniture, fixtures and autos.............................    86,974       118,262    3 to 10
Leasehold improvements....................................    77,251       136,564    3 to 40
Construction in progress..................................    82,889       120,897
                                                            --------    ----------
  Sub-total...............................................   799,173     1,152,063
Less accumulated depreciation and amortization............   (52,813)      (72,472)
                                                            --------    ----------
          Totals..........................................  $746,360    $1,079,591
                                                            ========    ==========

---------------
(a) Included in land at December 31, 1996 and 1997 was $41.5 million and $65.5 million, respectively, of land associated with hotels under construction.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

    At December 31, 1997, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $11.6 million pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $6.9 million, of which $3.9 million is scheduled to be received in the aggregate during the five-year period ending December 31, 2002.

    Depreciation and amortization expense on property, equipment and leasehold improvements was $14.8 million, $22.2 million and $31.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

    During the years ended December 31, 1995, 1996 and 1997, the Company capitalized $2.6 million, $7.7 million and $18.2 million, respectively, of interest related to borrowings used to finance hotel construction.

NOTE 8  MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Properties operated by the Company(a).......................  $22,194    $19,195
Other(b)....................................................    5,239      2,774
                                                              -------    -------
          Total.............................................   27,433     21,969
Less current portion........................................   (1,338)    (2,271)
                                                              -------    -------
Long-term portion...........................................  $26,095    $19,698
                                                              =======    =======

---------------

(a) At December 31, 1997, the Company is the holder of mortgage notes receivable with a book value of $8.4 million secured primarily by two hotel properties operated by the Company under management agreements and $10.8 million in mortgages secured primarily by three properties operated under lease agreements. These notes bear interest at rates ranging from 8.0% to 13.5% and mature through 2015. The mortgages were derived from the sales of hotel properties.

     The loans secured by hotel properties operated under management agreements pay interest and principal based upon available cash and include a participation in the future excess cash flow of such hotel properties. One of these mortgages has been structured to include a "senior portion" featuring defined payment terms, and a "junior portion" payable annually based on cash flow.

     In addition to the mortgage positions referred to above, the Company holds junior or cash flow mortgages and subordinated interests on four other hotel properties operated by the Company under management agreements. Pursuant to these mortgage agreements, the Company is entitled to receive the majority of excess cash flow generated by these hotel properties and to participate in any future sales proceeds. With regard to these properties, third parties hold significant senior mortgages. The junior mortgages mature on various dates from 1999 through 2002.

     In accordance with the adoption of fresh start reporting under SOP 90-7, no value was assigned to the junior portions of the notes or the junior mortgages and subordinated interests on the other hotels as there was substantial doubt at the time of valuation that the Company would recover any of their value. As a result, interest income on these junior or cash flow mortgages is recognized when cash is received. During 1995, 1996 and 1997, the Company recognized $2.0 million, $2.9 million and $3.3 million, respectively, of interest income related to these mortgages. Future recognition of interest income on these mortgages is dependent primarily upon the net cash flow of the underlying hotels after debt service, which is senior to the Company's junior positions.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

(b) Other notes receivable currently bear interest at effective rates ranging from 4.0% to 10.0%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

NOTE 9  DEBT

     Debt consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
9.75% Senior Subordinated Notes(a)..........................  $     --    $200,000
Revolving Credit Facility(b)................................    12,500      35,000
9.25% First Mortgage Notes(c)...............................   120,000     120,000
7% Convertible Subordinated Notes(d)........................    86,250      86,250
Mortgages and other notes payable(e)........................    92,801     117,121
10% Senior Secured Notes(f).................................    10,867          --
Capitalized lease obligations(g)............................     1,263          --
                                                              --------    --------
          Total debt........................................   323,681     558,371
Less current maturities.....................................    (3,845)     (3,871)
                                                              --------    --------
Long-Term debt, net of current portion......................  $319,836    $554,500
                                                              ========    ========

---------------

(a) In March 1997, the Company issued $200.0 million of 9 3/4% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes") in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the notes is paid semi-annually on April 1 and October 1. The notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company on or after April 1, 2002 at premiums to principal which decline on each anniversary date. The Company utilized a portion of the proceeds to pay $101.1 million of debt and utilized the remainder to finance its AmeriSuites expansion.

(b) The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. In December 1997, the Revolving Credit Facility was amended and the availability of funds was increased to $200.0 million. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. The Revolving Credit Facility bears interest at LIBOR plus 2.0% and is available through December 2001 with a one year extension. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and also contains certain covenants which limit the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and $125.0 million in December 2001. During 1997, the Company had gross borrowings and repayments of $162.5 million and $140.0 million, respectively, under the Revolving Credit Facility. As of December 31, 1997, the Company had outstanding borrowings of $35.0 million under this facility and had additional borrowing capacity of $165.0 million.

(c) During 1996, the Company issued $120 million of 9.25% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal which

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES decline on each anniversary date. The Company utilized a portion of the proceeds to pay down $51.6 million of debt and utilized the remainder to finance its AmeriSuites expansion.

(d) In 1995, the Company sold $86.3 million of 7% Convertible Subordinated Notes due 2002. The notes are convertible into common stock at a price of $12 per share at the option of the holder beginning April 15, 1998 and mature on April 15, 2002. The notes are redeemable, in whole or in part, at the option of the Company after April 17, 1998 at premiums to principal which decline on each anniversary date.

(e) The Company has mortgage and other notes payable of approximately $117.1 million that are secured by mortgage notes receivable and hotel properties with a book value of $249.9 million. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1997 these notes bear interest at rates ranging from 6.6% to 10.5%, with a weighted average interest rate of 8.2%, and mature from 1998 through 2008.

     During 1997, the Company entered into a loan agreement to borrow up to $40.0 million secured by the Frenchman's Reef Marriott Hotel ("the Frenchman's Reef") in St. Thomas U.S. Virgin Islands. These funds are primarily being used for the purpose of refurbishing the Frenchman's Reef which suffered hurricane damage (See Note 12). Interest only, is payable at a rate of LIBOR plus 2.5% during 1998 and 1999. Thereafter, semiannual principal payments are due until the loan matures on June 30, 2006. At December 31, 1997, the Company had $20.0 million of debt outstanding.

(f) The 10% Senior Secured Notes were issued pursuant to the Plan, and were to mature on July 31, 1999. In March 1997, the Company repaid in full the balance of the 10% Senior Secured Notes with the proceeds of the Senior Subordinated Notes.

(g) In March 1997, the Company repaid in full the balance of its capital lease obligations with the proceeds from the Senior Subordinated Notes.

     In August 1995, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company pays a fixed rate of interest of 6.18% and receives a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October 1995 and expires in October 1999.

     In October 1996, the Company entered into a six month interest rate hedge agreement with a major financial institution to reduce its interest rate exposure on the anticipated financing of its development program in 1997. Under the agreement, the Company effectively fixed interest rates at a Treasury yield of 6.4% for approximately seven years on a $98.4 million notional principal amount. In April 1997, the Company terminated the agreement for a gain of $500,000, which will be amortized as a reduction of interest expense over a seven year period.

     Maturities of long-term debt subsequent to December 31, 1997 are as follows (in thousands):

1998......................................................  $  3,871
1999......................................................    15,611
2000......................................................    15,852
2001......................................................    41,151
2002......................................................    99,123
Thereafter................................................   382,763
                                                            --------
          Total...........................................  $558,371
                                                            ========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     In connection with certain covenants related the Company's Senior Subordinated Notes, Revolving Credit Facility and 9.25% First Mortgage Notes due 2006, HomeGate, a wholly-owned subsidiary of the Company is listed as a guarantor.

     The following is the separate financial information of HomeGate as of December 31, 1996 and 1997 and for the periods from February 9, 1996 (date of inception) to December 31, 1996 and for the year ended December 31, 1997 (in thousands):

                                                               1996        1997
                                                              -------    --------
Balance Sheet Data:
  Total current assets......................................  $33,694    $  4,729
  Noncurrent assets.........................................   54,839     157,555
                                                              -------    --------
  Total assets..............................................  $88,533    $162,284
                                                              -------    --------
  Total current liabilities.................................  $ 2,884    $ 61,514
  Noncurrent liabilities....................................   20,961      53,284
                                                              -------    --------
  Total liabilities.........................................  $23,845    $114,798
                                                              -------    --------
  Stockholder's equity......................................  $64,688    $ 47,486
Operating Results:
  Net sales.................................................  $ 2,691    $  8,546
  Operating income..........................................     (280)     (1,533)
  Merger expenses...........................................       --     (18,555)
  Income before extraordinary items.........................     (866)    (21,202)
  Net income................................................  $  (866)   $(21,202)

     Total noncurrent liabilities includes $10.0 million of intercompany liabilities at December 31, 1997.

NOTE 10  LEASE COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 2000 through 2061. The Company has options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

     In addition, the Company leases 10 AmeriSuites hotels under a lease agreement with Equity Inns, pursuant to a sales/leaseback transaction. The leases have terms of 10 years with certain renewal options. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts. The percentage rent calculations are designed to provide the Company with lease revenue streams equal to 2.5% of revenues.

     The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1997 (in thousands):

1998......................................................  $ 11,200
1999......................................................    11,200
2000......................................................    11,057
2001......................................................    10,722
2002......................................................    10,722
Thereafter................................................    64,496
                                                            --------
          Total...........................................  $119,397
                                                            ========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Rentals.....................................................  $4,630    $6,652    $8,131
Contingent rentals..........................................     745     1,250     1,608
                                                              ------    ------    ------
     Rental expense.........................................  $5,375    $7,902    $9,739
                                                              ======    ======    ======

EMPLOYEE BENEFITS

     The Company does not provide any material post employment benefits to its current or former employees.

NOTE 11  INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Current:
  Federal...................................................  $   320    $ 5,147    $13,133
  State.....................................................      299        563      1,450
                                                              -------    -------    -------
                                                                  619      5,710     14,583
Deferred:
  Federal...................................................    9,929     13,005      9,174
  State.....................................................    1,165      2,029      1,099
                                                              -------    -------    -------
                                                               11,094     15,034     10,273
                                                              -------    -------    -------
          Total.............................................  $11,713    $20,744    $24,856
                                                              =======    =======    =======

     Income taxes are provided at the applicable federal and state statutory rates.

     The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Utilization of net operating loss...........................  $ 3,370    $11,714    $ 4,141
Amortization of pre-fresh start basis
  differences -- properties and notes.......................    6,167      1,243        102
Depreciation................................................    1,400        830        650
Compensation expense........................................      604        691      3,552
Other.......................................................     (447)       556      1,829
                                                              -------    -------    -------
          Total.............................................  $11,094    $15,034    $10,274
                                                              =======    =======    =======

     At December 31, 1997, the Company had available federal net operating loss carryforwards related to PMI of approximately $80.3 million which will expire beginning in 2005 and continuing through 2007. Of this amount, $78.6 million is subject to an annual limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan. The Company also has

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES approximately $2.5 million of federal net operating loss carryforwards relating to HomeGate. In addition, the Company has potential state income tax benefits relating to net operating loss carryforwards of approximately $3.9 million which will expire during various periods from 1998 to 2006. Certain of these potential benefits are subject to annual limitations similar to federal requirements due to factors such as the level of business conducted in each state and the amount of income subject to tax within each state's carryforward period.

     In accordance with SFAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $28.1 million against the deferred tax asset as of December 31, 1997. To the extent any available carryforwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. The carryforwards related to HomeGate are expected to be realized as a reduction of income tax expense in 1998. For the years ended December 31, 1995, 1996 and 1997, the Company recognized $3.4 million, $10.6 million and $4.1 million, respectively, of such benefits as a contribution to stockholders' equity.

     Additionally, the Company recognized $6.2 million, $1.2 million and $102,000 as a contribution to stockholders' equity for the years ended December 31, 1995 and 1996, and 1997 respectively, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 1996 and 1997.

NOTE 12  BUSINESS INTERRUPTION INSURANCE

     In September 1995, the Frenchman's Reef suffered damages when Hurricane Marilyn struck the U.S. Virgin Islands. The Company and its insurance carrier settled the Company's insurance claim with respect to Hurricane Marilyn for $25.0 million. In July 1996, the Company received the final installment under its settlement, bringing the net proceeds to $22.8 million, net of deductibles, for which the Company provided a reserve of $2.2 million in 1995. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. On March 12, 1998, the Company settled its insurance claim with respect to Hurricane Bertha for $16.4 million. The Company received $2.5 million in 1997 and expects to receive the remaining portion, net of deductibles, in April 1998.

     The impact of the hurricanes has caused operating profits to decline from prior year levels. In 1996 and 1997, the Company, in addition to recording the operating revenues and expenses of the Frenchman's Reef, recorded business interruption insurance revenue of $13.6 million and $10.9 million, respectively. The Company recently completed a $42.0 million refurbishment and upgrade of the Frenchman's Reef. In addition to the hurricane-related renovations, the refurbishment included structural enhancements, redesigned guestrooms, increased banquet and meeting space and new landscaping.

NOTE 13  OTHER INCOME

     Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following as of December 31, 1995, 1996 and 1997 (in thousands):

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Gains on sales of properties................................  $1,417    $2,542    $2,077
Gains on settlements of notes receivable....................     822     1,771        --
                                                              ------    ------    ------
          Total.............................................  $2,239    $4,313    $2,077
                                                              ======    ======    ======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 14  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.

                                           DECEMBER 31, 1996       DECEMBER 31, 1997
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Mortgages and notes receivable..........  $ 26,095    $ 40,828    $ 19,698    $ 48,347
Long-term debt..........................   319,836     364,000     554,500     598,113
Interest rate swap agreement............        --        (173)         --        (242)
Interest rate hedge agreement...........        --        (620)         --          --

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

     The Company's mortgages and other notes receivable (See Note 8) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

  NOTE 15  RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present and former officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1995      1996      1997
                                                           ------    ------    ------
Management and other fee income(a).......................  $1,427    $1,040    $1,597
Interest income(a).......................................     518       582       892

---------------
(a) At December 31, 1997, the Company managed eight hotels for partnerships in which related parties own various interests. The income amounts shown above primarily include transactions related to these hotel properties.

NOTE 16  COMMON STOCK AND COMMON STOCK EQUIVALENTS

COMMON STOCK

     On August 2, 1996, the Company sold 8.3 million shares of Common Stock at a price of $18 per share. The Company utilized the proceeds from the offering of approximately $141.4 million (net of underwriting discounts and expenses of $7.2 million) to fund AmeriSuites development, to reduce indebtedness of $40.0 million under the Revolving Credit Facility and to repay certain other indebtedness of $26.7 million.

     On October 24, 1996, HomeGate issued 6.4 million of common stock to ESLP, in exchange for their partnership interests. The costs basis of the partnership interests acquired for stock was $19.3 million. On October 24, 1996, HomeGate also completed an initial public offering of 4.3 million shares of common stock which were issued at a price of $11.50 per share. The net proceeds from the offering were approximately $45.4

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES million. In December 1997, the Company issued 6.5 million shares in exchange for all of the 10.7 million shares of common stock outstanding of HomeGate (See Note
2).

     In 1997, the Company's Board of Directors approved a program to repurchase up to one million shares of its common stock at various prices from time to time.

STOCK OPTIONS

     The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. A total of 1,025,000 options were reserved under these plans (net of amounts granted to date) as of December 31, 1997.

     Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire ten years from the date of grant. During 1996 and 1997, respectively, options to purchase 596,000 and 998,000 shares of common stock were granted under this plan.

     Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. Options to purchase 50,000 shares of common stock were granted under this plan in both 1996 and 1997.

     Options to purchase 310,000 shares of common stock were issued to HomeGate employees in 1996 and 1997 under HomeGate's 1996 Stock Option Plan to company officers, key employees and company advisors. These options were converted to Prime's plan at an exercise price consistent with the fixed exchange rate used for the common shares in connection with the merger. Of the total shares issued, 106,000 options issued to Company advisors vested immediately upon consummation of the merger and expire on May 30, 1998. The remaining 204,000 shares issued to company officers and key employees vested immediately upon consummation of the merger and expire over a period of ten years from the date of the grant.

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

     During 1992, options to purchase 350,000 shares were granted to employee officers and directors under the Company's 1992 Stock Option Plan, at December 31, 1997, 20,000 shares are currently exercisable at $3.81 per share exercise price.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES significant. Had the fair value method of accounting been applied to the Company's stock plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $1.3 million, or $.03 per share in 1995, $2.3 million, or $.05 per share in 1996 and $3.2 million, or $.07 per share in 1997. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1995, 1996 and 1997 was $4.46, $7.33 and $7.03, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $9.59 in 1995, $16.51 in 1996 and $18.57 in 1997 and the following weighted average assumptions: risk-free interest rate of 6.22% for 1995, 6.43% in 1996 and 6.21% in 1997, volatility of 42.39% for 1995, 38.64% for 1996 and 30.80% in 1997, and
dividend yield of 0.0% for 1995, 1996 and 1997.

     The following is a summary of the various stock option plans:

                                                             NUMBER      OPTION PRICE
                                                            OF SHARES      PER SHARE
                                                            ---------    -------------
Outstanding at December 31, 1994..........................  1,442,000
  Granted.................................................    773,000    $ 9.25-$10.88
  Exercised...............................................  (222,000)    $  2.71-$7.63
  Canceled................................................  (165,000)    $  3.63-$9.63
                                                            ---------
Outstanding at December 31, 1995..........................  1,828,000
                                                            ---------
Granted...................................................    956,000    $14.75-$18.94
  Exercised...............................................  (149,000)    $ 3.63-$10.81
  Canceled................................................   (59,000)    $ 3.63-$16.63
  Outstanding at December 31, 1996........................  2,576,000
                                                            ---------
Granted...................................................    998,000    $13.78-$20.16
  Exercised...............................................  (579,000)    $ 2.71-$16.63
  Canceled................................................  (119,000)    $ 7.63-$19.09
  Outstanding at December 31, 1997........................  2,876,000
                                                            =========
Exercisable at December 31, 1997..........................  1,466,000    $ 3.20-$18.94
                                                            =========

WARRANTS

     Pursuant to the Plan, warrants to purchase 2,053,583 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expire in August 1998. The exercise price was determined from the average per share daily closing price of the Company's common stock during the year following its reorganization on July 31, 1992. As of December 31, 1997 warrants to purchase 1,365,578 shares have been exercised and 688,005 remain outstanding.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 17  EARNINGS PER SHARE

                                                                   FOR THE YEAR ENDED,
                                                                    DECEMBER 31, 1995
                                                              ------------------------------
                                                                                   PER-SHARE
                                                              INCOME     SHARES     AMOUNT
                                                              -------    ------    ---------
Basic Earnings Per Share
  Net income................................................  $17,569    30,785      $.57
Diluted Earnings Per Share
  Options and warrants issued...............................       --     1,677
  Conversion of debt........................................    2,649     4,910
                                                              -------    ------
Net income plus assumed conversions.........................  $20,218    37,372      $.54
                                                              =======    ======      ====

                                                                   FOR THE YEAR ENDED,
                                                                    DECEMBER 31, 1996
                                                              ------------------------------
                                                                                   PER-SHARE
                                                              INCOME     SHARES     AMOUNT
                                                              -------    ------    ---------
Basic Earnings Per Share
  Net income................................................  $30,250    40,650      $.74
Diluted Earnings Per Share
  Options and warrants issued...............................       --     2,064
  Conversion of debt........................................    3,901     7,188
                                                              -------    ------
Net income plus assumed conversions.........................  $34,151    49,902      $.68
                                                              =======    ======      ====

                                                                 FOR THE YEAR ENDED,
                                                                  DECEMBER 31, 1997
                                                              --------------------------
Basic Earnings Per Share
  Net income................................................  $25,931     46,755    $.56
Diluted Earnings Per Share
  Options and warrants issued...............................       --      1,545
  Conversion of debt........................................       --         --
                                                              -------    -------
Net income plus assumed conversions.........................  $25,931     48,300    $.54
                                                              =======    =======    ====

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years 1995 and 1996 were determined on the assumptions that the 7% convertible subordinated notes due 2002 were converted upon issuance on April 17, 1995. For the year ended December 31, 1997, the effects of the 7% convertible subordinated notes due 2002 were not included in the calculated of diluted earnings per share due to the fact that their conversion would be antidilutive.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 18  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1995      1996       1997
                                                          ------    -------    ------
Assumption of mortgages and notes payable in connection
  with the acquisitions of hotels.......................  $5,120    $12,222    $   --
Hotels received in settlements of mortgage notes
  receivable............................................   2,702     35,306        --
Land received in settlements of mortgage notes
  receivable............................................      --         --     3,094
Marketable securities received in connection with the
  sale of hotels........................................  $   --    $    --    $8,697

     Cash paid for interest was $22.4 million, $22.9 million and $36.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     Cash paid for income taxes was $1.2 million, $8.0 million and $14.4 million for the years ended December 31, 1995, 1996 and 1997, respectively.

  NOTE 19  SUBSEQUENT EVENTS

     In January 1998, the Company completed the sale/leaseback of eight full-service hotels to American General Hospitality, Inc. ("American General") for $138.4 million consisting of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in American General limited partnership operating units. The Company will continue to operate the hotels under a lease agreement with American General for a term of 10 years. The transaction generated a net gain of approximately $65.0 million which will be recognized over the life of the lease. The Company has also entered into an agreement to sell and lease back eleven additional full-service hotels to American General not later than March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIME HOSPITALITY CORP.

                                          By:      /s/ DAVID A. SIMON
                                            ------------------------------------
                                            David A. Simon,
                                            Chairman of the Board of Directors,
                                              President and Chief Executive
                                              Officer
Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                /s/ DAVID A. SIMON                   Chairman of Board of Directors, President, Chief
---------------------------------------------------  Executive Officer (Principal Executive Officer)
                  David A. Simon

                /s/ JOHN M. ELWOOD                   Chief Financial Officer, Executive Vice President
---------------------------------------------------  and Director (Principal, Financial and Accounting
                  John M. Elwood                     Officer)

               /s/ ALLEN J. OSTROFF                  Director
---------------------------------------------------
                 Allen J. Ostroff

                /s/ HERBERT LUST II                  Director
---------------------------------------------------
                 Herbert Lust, II

                /s/ A.F. PETROCELLI                  Director
---------------------------------------------------
                  A.F. Petrocelli

                /s/ JACK H. NUSBAUM                  Director
---------------------------------------------------
                  Jack H. Nusbaum

               /s/ HOWARD M. LORBER                  Director
---------------------------------------------------
                 Howard M. Lorber