Form 10-Q
period 1998-03-31
PRIME HOSPITALITY CORP
filed 1998-05-13
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

                 700 Route 46 East, Fairfield, New Jersey 07004
                    (Address of principal executive offices)

                                 (973) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

The registrant had 54,083,851 shares of common stock, $.01 par value outstanding, as of May 8, 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

Item 1.  Financial Statements

         Consolidated Balance Sheets
           December 31, 1997 and March 31, 1998............................... 1

         Consolidated Statements of Income
           Three Months Ended March 31, 1997
           and March 31, 1998................................................. 2

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997
           and March 31, 1998................................................. 3

         Notes to Interim Consolidated Financial Statements................... 4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................ 7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     DECEMBER 31,        MARCH 31
                                                                                        1997               1998
                                                                                     -----------        -----------
                                ASSETS                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents ...............................................       $     5,013        $    35,098
     Marketable securities available for sale ................................             8,697             23,664
     Accounts receivable, net of reserves ....................................            16,318             20,752
     Current portion of mortgages and
         notes receivable ....................................................             2,271              2,209
     Other current assets ....................................................            28,780             28,899
                                                                                     -----------        -----------
           Total current assets ..............................................            61,079            110,622

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization ........................         1,079,591          1,100,880
Mortgages and notes receivable, net of
     current portion .........................................................            19,698             19,095
Other assets .................................................................            36,298             40,559
                                                                                     -----------        -----------

           TOTAL ASSETS ......................................................       $ 1,196,666        $ 1,271,156
                                                                                     ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt .................................................       $     3,871        $     3,029
     Other current liabilities ...............................................            76,921             78,859
                                                                                     -----------        -----------
           Total current liabilities .........................................            80,792             81,888

Long-term debt, net of current portion .......................................           554,500            569,266
Deferred income ..............................................................            18,708             74,651
Other liabilities ............................................................            18,253             17,281
                                                                                     -----------        -----------

           Total liabilities .................................................           672,253            743,086
                                                                                     -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued ...........................                --                 --
     Common stock, par value $.01 per share;
         75,000,000 shares authorized; 47,182,972 and 46,838,482 shares issued and outstanding at December 31, 1997 and March 31, 1998,
         respectively ........................................................               472                473
     Capital in excess of par value ..........................................           419,242            421,751
     Retained earnings .......................................................           105,737            116,029
     Treasury stock (50,039 shares at December 31, 1997
         and 561,839 shares at March 31, 1998) ...............................            (1,038)           (10,183)
                                                                                     -----------        -----------
           Total stockholders' equity ........................................           524,413            528,070
                                                                                     -----------        -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................       $ 1,196,666        $ 1,271,156
                                                                                     ===========        ===========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1997             1998
                                                   ---------        ---------
Revenues:
     Lodging ...............................       $  60,037        $  86,601
     Food and beverage .....................           9,449           11,643
     Management and other fees .............           1,162            1,384
     Interest on mortgages and
         notes receivable ..................           1,729            1,575
     Rental and other ......................           5,676            2,085
                                                   ---------        ---------
            Total revenues .................          78,053          103,288
                                                   ---------        ---------

Costs and expenses:
     Direct hotel operating expenses:
         Lodging ...........................          15,123           20,501
         Food and beverage .................           7,965            9,440
         Selling and general ...............          17,635           22,151
     Occupancy and other operating .........           5,792           12,588
     General and administrative ............           5,763            6,583
     Depreciation and amortization .........           7,690           10,900
                                                   ---------        ---------
            Total costs and expenses .......          59,968           82,163
                                                   ---------        ---------

Operating income ...........................          18,085           21,125

Investment income ..........................             615            1,261
Interest expense ...........................          (4,715)          (5,787)
                                                   ---------        ---------

Income before income taxes
     and extraordinary items ...............          13,985           16,599
Provision for income taxes .................           5,783            6,308
                                                   ---------        ---------

Income before extraordinary items ..........           8,202           10,291
Extraordinary items - Gains on discharges of
     indebtedness (net of income taxes) ....              22               --
                                                   ---------        ---------

Net income .................................       $   8,224        $  10,291
                                                   =========        =========

Earnings per common share:
Basic:
     Income before extraordinary items .....       $    0.18        $    0.22
     Extraordinary items ...................              --               --
                                                   ---------        ---------
Net earnings ...............................       $    0.18        $    0.22
                                                   =========        =========

Diluted:
     Income before extraordinary items .....       $    0.17        $    0.20
     Extraordinary items ...................              --               --
                                                   ---------        ---------
Net earnings ...............................       $    0.17        $    0.20
                                                   =========        =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                 (IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1997             1998
                                                           ---------        ---------
Cash flows from operating activities:
     Net income ....................................       $   8,224        $  10,291
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization .............           7,690           10,900
         Amortization of deferred financing costs ..             606              826
         Business interruption insurance revenue ...          (4,990)          (1,575)
         Utilization of net operating loss
            carryforwards ..........................             911            1,614
         Gains on discharges of indebtedness .......             (37)              --
         Amortization of deferred gain .............              --           (2,156)
         Increase (decrease) from changes in other
            operating assets and liabilities:
            Accounts receivable ....................            (797)          (4,434)
            Other current assets ...................          (1,274)           1,425
            Other liabilities ......................          (1,636)          (7,109)
                                                           ---------        ---------

            Net cash provided by operating
               activities ..........................           8,697            9,782
                                                           ---------        ---------

Cash flows from investing activities:
     Net proceeds from mortgages and notes
         receivable ................................             377              621
     Proceeds from sales of property, equipment
         and leasehold improvements ................          14,910          115,280
     Construction of new hotels ....................         (69,466)         (88,281)
     Purchases of property, equipment and
         leasehold improvements ....................         (19,673)         (14,203)
     Net proceeds from insurance settlement ........             571               --
     Increase in restricted cash ...................          (7,769)          (6,234)
     Purchase of marketable securities .............              --             (350)
     Proceeds from retirement of debt securities ...             177               --
     Other .........................................          (1,261)          (1,423)
                                                           ---------        ---------

            Net cash (used in) provided by investing
               activities ..........................         (82,134)           5,410
                                                           ---------        ---------

Cash flows from financing activities:
     Net proceeds from issuance of debt ............         262,331           39,150
     Payments of debt ..............................        (107,033)         (15,956)
     Proceeds from the exercise of stock options
         and warrants ..............................             441              896
     Purchase of treasury stock ....................              --           (9,145)
     Other .........................................              --              (52)
                                                           ---------        ---------

            Net cash provided by financing
               activities ..........................         155,739           14,893
                                                           ---------        ---------
     Net increase in cash and cash equivalents .....          82,302           30,085

     Cash and cash equivalents at beginning
         of period .................................          47,473            5,013
                                                           ---------        ---------
     Cash and cash equivalents at end of period ....       $ 129,775        $  35,098
                                                           =========        =========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three months ended March 31, 1997 and 1998 and cash flows for the three months ended March 31, 1997 and 1998.

         The consolidated financial statements for the three months ended March 31, 1997 and 1998 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31,1997. Certain reclassifications have been made to the March 31,1997 consolidated financial statements to conform them to the March 31, 1998 presentation.

         The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - ACCOUNTING POLICIES

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is required to be adopted in 1999. At that time, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized pre-opening costs that remain on the balance sheet at the date of adoption. Additionally, on a prospective basis subsequent to the adoption of this new standard, all future pre-opening costs will be expensed as incurred. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial condition or results of its operations.

NOTE 3 - MERGER

         On December 1, 1997, the Company merged with HomeGate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. The transaction was accounted for as a pooling of interests, which required that the historical consolidated statements of operations of the companies be restated on a combined basis without giving effect to operating synergies.

NOTE 4 - SALE/LEASEBACK TRANSACTION

         In January 1998, the Company completed the sale/leaseback of eight full-service hotels to American General Hospitality, Inc. ("American General") for $138.4 million consisting of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in American General limited partnership operating units. The Company is operating the hotels under a lease agreement with American General which has a term of 10 years. The transaction generated a net gain of approximately $65.0 million which will be recognized as a reduction of rent expense over the life of the lease. The Company has also entered into an agreement to sell and lease back eleven additional full-service hotels to American General not later than March 31, 1999.

NOTE 5 - EARNINGS PER COMMON SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share," (SFAS
128). Under SFAS 128, primary earnings per share has been replaced by basic earnings per share which excludes any dilutive effects of options, warrants and convertible securities. Fully diluted earnings per share is now called diluted earnings per share and includes a change in applying the treasury stock method. Earnings per share amounts for all prior periods have been restated to conform to the SFAS 128 requirements.

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per share was
46.4 million and 46.9 million for the three months ended March 31, 1997 and 1998, respectively.

        Diluted earnings per share reflects adjustments to basic earnings per share for the dilutive effect of stock options and warrants and the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes. The weighted average number of common shares used in computing diluted earnings per share was 55.4 million for both the three months ended March 31, 1997 and 1998, respectively.

NOTE 6 - RENTAL AND OTHER REVENUE

         Rental and other revenue is comprised of the following (in thousands):

                                                   Three Months Ended Three Months Ended
                                                     March 31, 1997    March 31, 1998
                                                         ------           ------
Business interruption insurance                          $4,990           $1,575
Rental income                                               580              258
Franchise revenue                                            --              252

Other                                                       106               --
                                                         ------           ------
         Total                                           $5,676           $2,085
                                                         ======           ======

         Business interruption insurance revenue relates to damages caused by Hurricane Bertha at the Company-owned Marriott's Frenchman's Reef Hotel (the "Frenchman's Reef") in St. Thomas, U.S. Virgin Islands in July 1996 and is based on the settlement of the Company's insurance claim. In March 1998, the Company settled its property and business interruption insurance claim for $16.4 million. The Company had previously received $2.5 million in 1997 and received the remaining amount, net of deductibles, in April 1998.

NOTE 7 - INTEREST EXPENSE

         The Company capitalized $3.8 million and $7.2 million for the three months ended March 31, 1997 and 1998, respectively, of interest related to borrowings used to finance hotel construction. Also included in interest expense is the amortization of deferred financing fees of $606,000 and $826,000 for the three months ended March 31, 1997 and 1998, respectively.

NOTE 8 - TREASURY STOCK

        In December 1997, the Company's Board of Directors approved a program to purchase from time to time up to one million shares of its common stock at various prices . Under this program, the Company purchased approximately 512,000 shares during the three months ended March 31,1998 at an average price of $17.76.

NOTE 9 - SUBSEQUENT EVENTS

         On April 17, 1998, the Company's $86.3 million 7% Convertible Notes due 2002 were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share. The notes were included as long-term debt as of March 31, 1998 and were subsequently transferred to stockholders' equity in April 1998.

         In May 1998, the Company agreed to sell and leaseback ten AmeriSuites to Equity Inns, Inc. ("Equity Inns") for $101.3 million in cash. The sale is part of an ongoing strategic relationship between the Company and Equity Inns, which contemplates the sale of approximately 20 AmeriSuites per year. The Company will continue to operate the hotels under a ten-year lease agreement and will also generate franchise income streams under a ten-year franchise agreement. The transaction is expected to generate a net gain of approximately $16.0 million which will be recognized as a reduction of rent expense over the life of the lease. The agreement is subject to the completion of due diligence and is expected to close by the end of the second quarter.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The Company is a leading hotel owner/operator which, as of April 30,1998, owned 124 hotels (the "Owned Hotels"), operated 18 hotels under sale/leaseback agreements (the "Sale/Leaseback Hotels") and managed 12 hotels for third parties (the "Managed Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of revenue (generally between 2.5% to 5.0%) on the Sale/Leaseback Hotels and the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and Sale/Leaseback Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

        The Company's strategy is to capitalize on two lodging industry trends perceived by management: (i) favorable industry fundamentals, in the segments in which Prime operates (i.e. upscale all-suites and mid-price extended-stay), which are producing strong earnings growth and (ii) growing consumer preferences for newer accommodations with strong brand identities. Through its development of proprietary brands, the Company is positioning itself to generate additional revenue not dependent on investment in real estate. The Company's external growth focuses on the accelerated expansion of its proprietary AmeriSuites and HomeGate brands through new construction. Although future results of operations may be adversely affected in the short term by the costs associated with the construction and acquisition of new hotels, it is expected that this impact will be offset, after an initial period, by revenues generated by such new hotels.

         On December 1, 1997, the Company completed its merger with HomeGate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. The transaction was accounted for as a pooling of interests which required that the historical consolidated statements of operations of the companies be restated on a combined basis without giving effect to operating synergies.

         For the three months ended March 31, 1998, the Company's EBITDA increased by $6.2 million, or 24.2%, from $25.8 million in 1997 to $32.0 million in 1998, and Hotel EBITDA increased by $7.5 million, or 26.7%, from $28.0 million in 1997 to $35.4 million in 1998. EBITDA represents earnings before interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The Company's hotels operate in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the mid-price extended-stay segment under the Company's proprietary HomeGate Studios & Suites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary Wellesley Inns brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                        THREE MONTHS ENDED MARCH 31,
                                     1997                         1998
                              Amount      % of Total      Amount       % of Total
                             -------       -------        -------       -------
All-suites ...........       $ 8,678          31.0%       $16,725          47.2%
Full-service .........        12,052          43.1         10,466          29.5
Limited-service ......         6,407          22.9          6,787          19.2
Extended-Stay ........           836           3.0          1,461           4.1
                             -------       -------        -------       -------
          Total ......       $27,973         100.0%       $35,439         100.0%
                             =======       =======        =======       =======

         Hotel EBITDA for the three months ended, March 31, 1998 reflects the shifting mix in the Company's hotel portfolio toward its proprietary brand AmeriSuites. Based on the Company's development plans, Prime expects the relative contribution from its all-suite AmeriSuites hotels and extended-stay HomeGate hotels to increase in 1998 with the full-service hotel's percentage contribution declining.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three months ended March 31, 1997 and 1998. The results of the seven hotels divested during 1997 and 1998 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                               COMPARABLE OWNED
                                                                  Total                            HOTELS(2)
                                                            THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                 MARCH 31,                          MARCH 31,
                                                          1997              1998              1997              1998
                                                                   (IN THOUSANDS, EXCEPT ADR AND REVPAR)
INCOME STATEMENT DATA:
Revenues:
  Lodging ......................................       $   60,037        $   86,601        $   35,592        $   39,058
  Food and Beverage ............................            9,449            11,643             4,481             4,920
  Management and Other Fees ....................            1,162             1,384
  Interest on Mortgages and Notes Receivable ...            1,729             1,575
  Rental and Other .............................            5,676             2,085
                                                       ----------        ----------
          Total Revenues .......................           78,053           103,288
Direct Hotel Operating Expenses:
  Lodging ......................................           15,123            20,501             9,022             9,470
  Food and Beverage ............................            7,965             9,440             3,776             4,108
  Selling and General ..........................           17,635            22,151             9,660             9,611
Occupancy and Other Operating ..................            5,792            12,588
General and Administrative .....................            5,763             6,583
Depreciation and Amortization ..................            7,690            10,900
Operating Income ...............................           18,085            21,125
OPERATING EXPENSE MARGINS:
Direct Hotel Operating Expenses:
  Lodging, as a percentage of lodging revenue ..             25.2%             23.7%             25.4%             24.3%
  Food and Beverage, as a percentage of food and
     beverage revenue ..........................             84.3%             81.1%             84.3%             83.5%
  Selling and General, as a percentage of
     lodging and food and beverage revenue .....             25.4%             22.5%             24.1%             21.9%
Occupancy and Other Operating, as a percentage
  of lodging and food and beverage revenue .....              8.3%             12.8%
General and Administrative, as a percentage of
  total revenue ................................              7.4%              6.4%
Other Data((1)):
Occupancy ......................................             59.7%             60.6%             63.1%             64.7%
Average Daily Rate ("ADR") .....................       $    75.60        $    82.78        $    74.75        $    80.28
Revenue per Available Room ("REVPAR") ..........       $    45.10        $    50.14        $    47.14        $    51.95
Gross Operating Profit .........................       $   19,970        $   37,652        $   17,615        $   20,790

         (1) For purposes of showing operating trends the seven hotels divested in 1997 have been excluded from the other data section of the tables.

         (2) Comparable Owned Hotels refers to the 63 Owned Hotels which were open for the full period in both 1997 and 1998 excluding the Frenchman's Reef which was impacted by hurricane damage.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $26.6 million, or 44.2%, for the three months ended March 31, 1998 as compared to the same period in 1997. Lodging revenues for the three months ended March 31, 1998 increased due to incremental revenues of $21.4 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $3.5 million, or 9.7%. The revenue gains during the three month periods were partially offset by decreases of $2.1 million related to the revenue from divested hotels. The following table sets forth operating data for the comparable Owned Hotels for the three months ended March 31, 1998 as compared to the same period in 1997, by product type:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                                                             %
                                              1997          1998           CHANGE
                                              ----          ----           ------
AMERISUITES
             OCCUPANCY                         61.1%         64.5%
                   ADR                       $72.86        $78.89
                REVPAR                       $44.53        $50.89          14.3%
FULL-SERVICE
             OCCUPANCY                         58.0%         59.3%
                   ADR                       $86.90        $96.26
                REVPAR                       $50.38        $57.11          13.4%
WELLESLEY INNS
             OCCUPANCY                         69.5%         70.0%
                   ADR                       $68.63        $70.93
                REVPAR                       $47.67        $49.65           4.2%
TOTAL
             OCCUPANCY                         63.1%         64.7%
                   ADR                       $74.75        $80.28
                REVPAR                       $47.14        $51.95          10.2%

         The Company achieved solid revenue growth in all of its industry segments. The REVPAR increases reflect the growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and continued favorable industry trends in the full-service segment. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 7.4% and occupancy gains of 1.6 percentage points, respectively, for the three month period.

         Food and beverage revenues increased by $2.2 million, or 23.2%, for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to an increase of $1.7 million at the Frenchman's Reef, which operated on an impaired basis during the three months ended March 31, 1997 due to hurricane damage sustained in 1995 and 1996. Food and beverage revenues for comparable Owned Hotels increased by $439,000, or 9.8%, for the three month period due to an increase in banquet business.

         Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group, Market Segments, Inc. ("MSI"). Management and other fees increased by $222,000, or 19.1%, for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to increased base and incentive management fees.

         Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $154,000, or 8.9%, for the three months ended March 31, 1998 as compared to the same period in 1997 due to conversions of notes receivable into hotel assets.

         Rental and other revenue decreased by $3.6 million, or 63.3%, for the three months ended March 31, 1998 as compared to the same period in 1997 due to decreased business interruption insurance revenue. Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchmen's Reef caused by Hurricane Bertha in July 1996. Business interruption insurance revenue decreased by $3.4 million for the three months ended March 31, 1998 as compared to the same period in 1997 due to higher operating losses in 1997.

         Direct lodging expenses increased by $5.4 million, or 35.6%, for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 25.2% to 23.7% for the three month period due to increases in ADR and lower corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues also decreased from 25.4% to 24.3% due to ADR increases.

         Direct food and beverage expenses for the three months ended March 31, 1998 increased by $1.5 million, or 18.5%, as compared to the same period in 1997 primarily due to the Frenchman's Reef. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 84.3% to 81.1% for the three month period. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues also decreased from 84.3% to 83.5% for the three month period. The decreases were primarily due to the higher margins associated with the increased banquet business.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $4.5 million, or 25.6% for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 25.4% to 22.5% for the three month period. For the comparable Owned Hotels, direct hotel selling and general expenses as a percentage of hotel revenues decreased from 24.1% to 21.9% for the three month period. The decreases were primarily due to the ADR improvements, effective expense controls and decreases in snow removal and other weather-related costs in the first quarter.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $6.8 million, or 117.3%, for the three months ended March 31, 1998 as compared to the same period in 1997 due to the rent expense associated with the sale/leaseback of hotels to American General and Equity Inns. Occupancy and other operating expenses as percentage of hotel revenues increased from 8.3% to 12.8% for the three month period due to rent expense associated with the sale/leasebacks. Occupancy and other operating expenses are expected to continue to increase as the Company plans to sell and leaseback additional hotels in 1998.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $820,000, or 14.2%, for the three months ended March 31, 1998 as compared to the same period in 1997 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 7.4% to 6.4% for the three month period due to increased operating leverage.

         Depreciation and amortization expense increased by $3.2 million or 41.7%, for the three months ended March 31, 1998 as compared to the same period in 1997 due to the impact of new hotel properties.

         Investment income increased by $646,000 or 105.0%, for the three month period as compared to the same period in 1997 due to changes in weighted average cash balances.

         Interest expense increased by $1.1 million, or 22.7%, for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to the issuance of $200 million of Senior Subordinated Notes in March 1997 offset by capitalized interest related to new hotel construction. The Company capitalized interest of $3.8 million and $7.2 million for the three months ended March 31, 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Prime's external growth focuses on the accelerated expansion of its proprietary AmeriSuites and HomeGates brands through new construction. As of April 30, 1998, Prime had 71 AmeriSuites and 21 HomeGates in operation with plans to have 95 AmeriSuites and 45 HomeGates open by the end of 1998.

         Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites and HomeGate brands, including capital from the following sources: (i) borrowing availability under the Company's Revolving Credit Facility; (ii) proceeds from sale/leaseback transactions with respect to certain of its properties and; (iii) internally generated cash flow. The Company may also from time to time seek additional debt or equity financing.

         At March 31, 1998, the Company had cash, cash equivalents and current marketable securities of $58.8 million. In addition, at March 31, 1998, the Company had $129.4 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the three months end March 31, 1998 were net proceeds from the sale/leaseback of hotels of $114.4 million, borrowings under the Revolving Credit Facility of $37.5 million and cash flow from operations of $9.8 million. The Company's major uses of cash during the period were capital expenditures of $102.5 million relating primarily to the development of new hotels and debt repayments of $16.0 million.

         For the three months ended March 31, 1997 and 1998, cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $1.0 million and $1.6 million, respectively. At March 31, 1998, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $77.7 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

         Sources of Capital. The Company has undertaken a strategic initiative to dispose of significant hotel real estate and to invest the proceeds in the growth of its proprietary brands. As part of this initiative, Prime has entered into two strategic alliances with real estate investment trusts.

         In January 1998, the Company completed the sale/leaseback of eight full-service hotels to American General for $138.4 million, consisting of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in American General limited partnership operating units. Prime is operating the hotels under a lease agreement with American General which has a term of 10 years. The sale is the first phase of a transaction which also includes the sale and leaseback of 11 additional full-service hotels to American General not later than March 31, 1999.

         In May 1998, the Company agreed to sell and leaseback ten AmeriSuites to Equity Inns for $101.3 million in cash. The sale is part of an ongoing strategic relationship between the Company and Equity Inns, which contemplates the sale of approximately 20 AmeriSuites per year. The Company will continue to operate the hotels under a ten-year lease agreement and will also generate franchise income streams under a ten-year franchise agreement. The agreement is subject to the completion of due diligence and is expected to close by the end of the second quarter.

         The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to Prime. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. As of April 30, 1998, Prime had outstanding borrowings of $85.6 million under the facility and further availability of $114.4 million.

         Uses of Capital. The Company's capital spending is focused primarily on the development of its AmeriSuites and HomeGate hotel chains. For the three months ended March 31, 1998, the Company spent $47.9 million on new construction of AmeriSuites and $40.4 million on new construction of HomeGates. The Company expects to spend a total of approximately $500 million on development of new hotels in 1998 to be funded by borrowings under the Revolving Credit Facility, the sale/leaseback of hotels and internally generated cash flow.

         On March 12, 1998, the Company settled its insurance claim for $16.4 million related to hurricane damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. The Company had previously received $2.5 million in 1997 and received the remaining amount, net of deductibles, in April 1998.

         For the three months ended March 31, 1998, the Company spent approximately $14.2 million on capital improvements at its Owned Hotels of which approximately $6.8 million related to the refurbishment of the Frenchman's Reef.

        In December 1997, the Company's Board of Directors approved a program to purchase from time to time up to one million shares of its common stock at various prices. Under this program, the Company purchased approximately 512,000 shares at an average price of $17.76 during the first quarter of 1998.

         On April 17, 1998, the Company's $86.3 million 7% Convertible Notes due 2002 were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share.

         In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of March 31, 1998, the Company had advances of approximately $42.3 million to such third party which advances are classified as property, equipment and leasehold improvements.

         The Company has preliminarily reviewed its systems and equipment as it relates to year 2000 compliance. Based on this assessment, the Company has determined that the cost of compliance is not expected to be material to its cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (b)      10.1     Employment Agreement, dated February 20, 1998,
                           between David Simon and the Company.

                  10.2 Employment Agreement, dated February 20, 1998, between John Elwood and the Company.

                  11       Computation of Earnings Per Share

                  27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRIME HOSPITALITY CORP.

Date: May 11, 1998                  By:      /s/ David A. Simon
                                             ------------------
                                             David A. Simon, President and
                                             Chief Executive Officer

Date: May 11, 1998                  By:      /s/ John M. Elwood
                                             ------------------
                                             John M. Elwood, Executive
                                             Vice President and Chief
                                             Financial Officer