Form 10-Q
period 1998-06-30
PRIME HOSPITALITY CORP
filed 1998-08-14
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |_|

The registrant had 52,749,962 shares of common stock outstanding, $.01 par value, as of August 11, 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                       PAGE
PART I.     FINANCIAL INFORMATION                                     NUMBER
                                                                      -------
Item 1.     Financial Statements

            Consolidated Balance Sheets
               December 31, 1997 and June 30, 1998.....................  1

            Consolidated Statements of Income
               Three and Six Months Ended June 30, 1997
               and June 30, 1998.......................................  2

            Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997
               and June 30, 1998.......................................  3

            Notes to Interim Consolidated Financial Statements.........  4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............  7

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote to a Vote of Security
               Holders................................................. 18

Item 6.     Exhibits and Reports on Form 8-K........................... 19

            Signatures ................................................ 20

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                             December 31,     June 30
                                                                1997           1998
                                                             ===========    ===========
                                                                            (Unaudited)
                            ASSETS
Current assets:
    Cash and cash equivalents ............................   $     5,013    $    59,399
    Marketable securities available for sale .............         8,697         19,476
    Accounts receivable, net of reserves .................        16,318         22,011
    Current portion of mortgages and
      notes receivable ...................................         2,271          2,142
    Other current assets .................................        28,780         16,864
                                                             -----------    -----------
          Total current assets ...........................        61,079        119,892

Property, equipment and leasehold improvements,
    net of accumulated depreciation and amortization .....     1,079,591      1,109,133
Mortgages and notes receivable, net of
    current portion ......................................        19,698         13,496
Other assets .............................................        36,298         40,119
                                                             -----------    -----------

          TOTAL ASSETS ...................................   $ 1,196,666    $ 1,282,640
                                                             ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt ..............................   $     3,871    $     3,197
    Other current liabilities ............................        76,921         81,983
                                                             -----------    -----------
          Total current liabilities ......................        80,792         85,180

Long-term debt, net of current portion ...................       554,500        474,021
Deferred income ..........................................        18,558         86,014
Other liabilities ........................................        18,403         10,050
                                                             -----------    -----------

          Total liabilities ..............................       672,253        655,265
                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.10 per share;
      20,000,000 shares authorized; none issued ..........            --             --
    Common stock, par value $.01 per share;
      75,000,000 shares authorized; 47,182,972 and
      53,633,015 shares issued and outstanding
      at December 31, 1997 and June 30, 1998,
      respectively .......................................           472            546
    Capital in excess of par value .......................       419,242        508,656
    Unrealized loss on marketable securities, net of taxes            --         (2,612)
    Retained earnings ....................................       105,737        139,600
    Treasury stock (50,039 shares at December 31, 1997
      and 1,048,939 shares at June 30, 1998) .............        (1,038)       (18,815)
                                                             -----------    -----------
          Total stockholders' equity .....................       524,413        627,375
                                                             -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 1,196,666    $ 1,282,640
                                                             ===========    ===========

       See Accompanying Notes to Interim Consolidated Financial Statements

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                    (In Thousands, Except Per Share Amounts)

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                                 1997         1998         1997         1998
                                               =========    =========    =========    =========
Revenues:
    Lodging ................................   $  68,591    $ 100,394    $ 128,628    $ 186,995
    Food and beverage ......................      11,257       14,683       20,706       26,325
    Management, franchise and other ........       4,137        6,521       10,976        9,990
    Interest on mortgages and
      notes receivable .....................       1,574        1,349        3,303        2,924
                                               ---------    ---------    ---------    ---------
         Total revenues ....................      85,559      122,947      163,613      226,234
                                               ---------    ---------    ---------    ---------

Costs and expenses:
    Direct hotel operating expenses:
      Lodging ..............................      16,182       24,122       31,306       44,623
      Food and beverage ....................       7,691       10,446       15,656       19,886
      Selling and general ..................      16,366       24,052       34,001       46,203
    Occupancy and other operating ..........       5,935       13,425       11,728       26,013
    General and administrative .............       5,758        6,399       11,521       12,982
    Depreciation and amortization ..........       8,035       19,862       15,724       30,762
                                               ---------    ---------    ---------    ---------
         Total costs and expenses ..........      59,967       98,306      119,936      180,469
                                               ---------    ---------    ---------    ---------

Operating income ...........................      25,592       24,641       43,677       45,765

Investment income ..........................       1,618          725        2,231        1,987
Interest expense ...........................      (7,926)      (5,701)     (12,641)     (11,488)
Other income ...............................       1,858       18,353        1,858       18,353
                                               ---------    ---------    ---------    ---------

Income before income taxes
    and extraordinary items ................      21,142       38,018       35,125       54,617
Provision for income taxes .................       8,627       14,447       14,410       20,754
                                               ---------    ---------    ---------    ---------

Income before extraordinary items ..........      12,515       23,571       20,715       33,863
Extraordinary items - Gains on discharges of
    indebtedness (net of income taxes) .....          53           --           75           --
                                               ---------    ---------    ---------    ---------

Net income .................................   $  12,568    $  23,571    $  20,790    $  33,863
                                               =========    =========    =========    =========

Earnings per common share:
Basic:
    Income before extraordinary items ......   $    0.27    $    0.45    $    0.45    $    0.68
    Extraordinary items ....................          --           --           --           --
                                               ---------    ---------    ---------    ---------
Net earnings ...............................   $    0.27    $    0.45    $    0.45    $    0.68
                                               =========    =========    =========    =========

Diluted:
    Income before extraordinary items ......   $    0.24    $    0.43    $    0.41    $    0.63
    Extraordinary items ....................          --           --           --           --
                                               ---------    ---------    ---------    ---------
Net earnings ...............................   $    0.24    $    0.43    $    0.41    $    0.63
                                               =========    =========    =========    =========

       See Accompanying Notes to Interim Consolidated Financial Statements

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                 (In Thousands)

                                                            1997         1998
                                                         =========    =========
Cash flows from operating activities:
    Net income .......................................   $  20,790    $  33,863
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ..................      15,724       30,762
      Amortization of deferred financing costs .......       1,335        1,567
      Business interruption insurance revenue ........      (6,366)          --
      Utilization of net operating loss
         carryforwards ...............................       1,824        3,227
      Gains on settlement of notes receivable ........          --      (18,353)
      Gains on discharges of indebtedness ............        (125)          --
      Gain on disposal of assets .....................      (1,858)          --
      Amortization of deferred gain ..................          --       (4,329)
      Increase (decrease) from changes in other
         operating assets and liabilities:
         Accounts receivable .........................      (4,049)      (5,693)
         Other current assets ........................      (2,842)         929
         Other liabilities ...........................      10,178        2,426
                                                         ---------    ---------

         Net cash provided by operating
          activities .................................      34,611       44,399
                                                         ---------    ---------

Cash flows from investing activities:
    Net proceeds from mortgages and notes
      receivable .....................................         509       24,605
    Disbursements for mortgages and
      notes receivable ...............................        (794)          --
    Proceeds from sales of property, equipment
      and leasehold improvements .....................       6,453      211,236
    Construction of new hotels .......................    (137,549)    (196,413)
    Purchases of property, equipment and
      leasehold improvements .........................     (30,017)     (21,058)
    Net proceeds from insurance settlement ...........          --        3,782
    Decrease in restricted cash ......................       2,772       (5,981)
    Purchase of marketable securities ................          --         (375)
    Proceeds from retirement of debt securities ......         800           --
    Other ............................................      (1,369)      (3,654)
                                                         ---------    ---------

         Net cash (used in) provided by investing
          activities .................................    (159,195)      12,142
                                                         ---------    ---------

Cash flows from financing activities:
    Net proceeds from issuance of debt ...............     267,254       79,926
    Payments of debt .................................    (109,037)     (66,354)
    Purchase of treasury stock .......................          --      (17,777)
    Proceeds from the exercise of stock options
      and warrants ...................................         744        2,050
                                                         ---------    ---------

         Net cash provided (used in) by financing
          activities .................................     158,961       (2,155)
                                                         ---------    ---------

    Net increase in cash and cash equivalents ........      34,377       54,386

    Cash and cash equivalents at beginning of period .      47,473        5,013
                                                         ---------    ---------
    Cash and cash equivalents at end of period .......   $  81,850    $  59,399
                                                         =========    =========

       See Accompanying Notes to Interim Consolidated Financial Statements

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company" or "Prime") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1997 and 1998 and cash flows for the six months ended June 30, 1997 and 1998.

      The consolidated financial statements for the three and six months ended June 30, 1997 and 1998 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1997. Certain reclassifications have been made to the June 30, 1997 consolidated financial statements to conform them to the June 30, 1998 presentation.

      The consolidated results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Accounting Policies

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is required to be adopted in 1999. At that time, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized pre-opening costs that remain on the balance sheet at the date of adoption. Additionally, on a prospective basis subsequent to the adoption of this new standard, all future pre-opening costs will be expensed as incurred. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial condition or the results of its operations.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company expects the impact to be immaterial due to its limited derivative activity.

Note 3 - Merger

      On December 1, 1997, the Company merged with HomeGate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. The transaction was accounted for as a pooling of interests, which required that the historical consolidated statements of operations of the companies be restated on a combined basis without giving effect to operating synergies.

Note 4 - Debt

      On April 17, 1998, the Company's $86.3 million 7% Convertible Notes due 2002 were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share. The notes were transferred to stockholders' equity in April 1998.

Note 5 - Sale/Leaseback Transactions

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

      In June 1998, the Company sold nine AmeriSuites hotels to Equity Inns, Inc. ("Equity Inns") for $97.0 million in cash. The sale is part of an ongoing strategic relationship between the Company and Equity Inns which contemplates the sale of approximately 20 hotels per year. The Company will continue to operate the hotels under a lease agreement between Equity Inns and a subsidiary of the Company for a ten-year term with certain renewal options. The transaction generated a net gain of $15.0 million, which will be recognized as a reduction of rent expense over the life of the lease. The Company will also generate franchise income streams under a ten-year franchise agreement.

Note 6 - Earnings Per Common Share

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

      Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per share was 46.5 million and 52.6 million for the three months ended June 30, 1997 and 1998, respectively, and 46.5 million and 49.7 million for the six months ended June 30, 1997 and 1998, respectively.

      Diluted earnings per share reflects adjustments to basic earnings per share for the dilutive effect of stock options and warrants and the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes. The weighted average number of common shares used in computing diluted earnings per share was
55.7 million and 55.2 million for the three months ended June 30, 1997 and 1998, respectively, and 55.6 million and 55.3 million for the six months ended June 30, 1997 and 1998, respectively.

Note 7 - Interest Expense

      The Company capitalized $3.9 million and $6.6 million for the three months ended June 30, 1997 and 1998, respectively, and $7.7 million and $13.8 million for the six months ended June 30, 1997 and 1998, respectively, of interest related to borrowings used to finance hotel construction. Also included in interest expense is the amortization of deferred financing fees of $764,000 and $742,000 for the three months ended June 30, 1997 and 1998, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 1997 and 1998, respectively.

Note 8 - Treasury Stock

      In December 1997, the Company approved a program to purchase from time to time up to one million shares of its common stock at various prices. The Company completed this common stock purchase program over the six months ended June 30, 1998 at an average price of $17.78 per share. In July 1998, the Company announced that it has authorized the repurchase of an additional two million shares of stock at various prices from time to time. The Company is currently limited to the purchase of approximately 400,000 shares under the terms of its $200 million revolving credit facility ("Revolving Credit Facility"). The Company has requested a waiver of those restrictive covenants in order to fully implement its new repurchase program.

Note 9 - Comprehensive Income

      In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," (SFAS 130). Under SFAS 130, the Company is required to report all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners in their capacity as owners.

      For the three and six months ended June 30, 1998, comprehensive income consisted of the following (in thousands):

                            Three Months Ended             Six Months Ended

                      June 30, 1997  June 30, 1998   June 30, 1997  June 30, 1998
                      -------------  -------------   -------------  -------------
Net income                 $ 12,568       $ 23,571        $ 20,790       $ 33,863

Unrealized loss on
marketable securities;
net of taxes                     --         (2,612)             --         (2,612)
                           --------       --------        --------       --------
                 Total     $ 12,568       $ 20,959        $ 20,790       $ 31,251
                           ========       ========        ========       ========

Note 10- Depreciation and Amortization

      During the quarter, the Company established a $10 millions valuation reserve recorded as part of depreciation and amortization expense, related to the expected sale of seven non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company has reduced the carrying value of the assets to reflect current market conditions.


Note 11- Other Income

      Other income consists of property transactions and other assets sales and retirements. For the six months ended June 30, 1997, other income consisted of net gains on property transactions of $1.9 million. For the six months ended June 30, 1998 other income consisted of gains on the settlement of notes receivable of $18.4 million.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

      The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited service). Also within its portfolio are owned and/or managed hotels operated under franchise agreements with national hotel chains. As of July 31,1998, the Company owned 124 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with real estate investment trusts (the "Leased Hotels") and managed 10 hotels for third parties (the "Managed Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of revenue (generally between 2.5% to 5.0%) on the Leased Hotels and the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and records management fees (including incentive management fees) and interest income, where applicable, on the Managed Hotels.

      The Company's strategy is to develop proprietary brands in growing market segments. The Company's growth focuses on the new construction of AmeriSuites and HomeGate hotels which are being developed both directly by the Company and by franchisees. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager of quality brands. As a result, the Company is also reducing its dependence on investment in real estate which is more cyclical and capital intensive.

      On December 1, 1997, the Company completed its merger with Homegate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. The transaction was accounted for as a pooling of interests which required that the historical consolidated statements of operations of the companies be restated on a combined basis without giving effect to operating synergies.

      For the three and six months ended June 30, 1998, earnings from recurring operations increased by 61% and 47%, respectively, over the same periods in 1997. The earnings gains result from strong growth in revenue per available room ("REVPAR") and profit margins at comparable Owned Hotels, and significant new AmeriSuites unit growth. For the comparable Owned Hotels, REVPAR increased by 8.8% and 8.0% for the three and six month periods, respectively. The combination of strong REVPAR increases and effective expense controls resulted in increases in gross operating profits of 10.6% and 11.2% for the three and six month periods and improvements in gross operating margins from 49.5% to 50.5% for the three month period and from 47.0% to 48.5% for the six month period. The earnings growth was also favorably affected by the net addition of 66 hotels since January 1, 1997, primarily through the development of new AmeriSuites hotels.

      Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 32.3% to $44.5 million for the three months ended June 30, 1998 and by 28.8 % to $76.5 million for the six months ended June 30, 1998. Hotel EBITDA increased by 24.2% to $43.3 million for the three month period and by 25.9% to $78.6 million for the six month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels and excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels.

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

                               Three Months Ended June 30,                Six Months Ended June 30,

                                1997                 1998                 1997                 1998
                                ----                 ----                 ----                 ----
                          Amount  % of Total   Amount  % of Total   Amount  % of Total   Amount  % of Total
                         -------  ----------  -------  ----------  -------  ----------  -------  ----------
All-suites ..........    $14,286     41.3     $22,494     51.9%    $22,964     36.8%    $39,214     49.9%
Full-service ........     14,727     42.6      13,678     31.6%     26,779     42.9%     23,872     30.4%
Limited-service .....      5,236     15.1       5,033     11.6%     12,061     19.3%     11,945     15.2%
Extended-Stay .......        323      1.0       2,123      4.9%        603      1.0%      3,585      4.5%
                         -------    -----     -------    -----     -------    -----     -------    -----
          Total .....    $34,572    100.0%    $43,328    100.0%    $62,407    100.0%    $78,616    100.0%
                         =======    =====     =======    =====     =======    =====     =======    =====

      Hotel EBITDA for the three and six months ended June 30, 1998 reflects the shifting mix in the Company's hotel portfolio toward its proprietary AmeriSuites brand. Based on the Company's development plans, Prime expects the relative contribution from its all-suites AmeriSuites hotels and extended-stay HomeGate hotels to increase in 1998 with the full-service hotels' percentage contribution declining.

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

Results of Operations For the Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997

      The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and six months ended June 30, 1997 and 1998. The results of the seven hotels divested during 1997 and 1998 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                            Comparable Owned
                                                                   Total                        Hotels(2)

                                                            Three Months Ended             Three Months Ended
                                                                  June 30,                      June 30,

                                                           1997            1998           1997           1998
                                                           ----            ----           ----           ----
                                                                  (In thousands, except ADR and REVPAR)
Income Statement Data:
Revenues:
  Lodging............................................    $ 68,591        $100,394        $48,488       $52,542
  Food and beverage..................................      11,257          14,683          6,823         7,443
  Management, franchise and other....................       4,137           6,521
  Interest on mortgages and notes receivable                1,574           1,349
                                                         --------        --------
          Total revenues.............................      85,559         122,947
                                                         --------        --------
Direct hotel operating expenses:
  Lodging............................................      16,182          24,122         11,571        12,418
  Food and beverage..................................       7,691          10,446          4,924         5,546
  Selling and general................................      16,366          24,052         11,191        11,728
Occupancy and other operating........................       5,935          13,425
General and administrative...........................       5,758           6,399
Depreciation and amortization........................       8,035          19,862
                                                         --------        --------
          Total costs and expenses...................      59,967          98,306
                                                         --------        --------
Operating income.....................................      25,592          24,641
Operating Expense Margins:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging revenue                23.6%           24.0%          23.9%         23.6%
  Food and beverage, as a percentage of food and
     beverage revenue................................        68.3%           71.1%          72.2%         74.5%
  Selling and general, as a percentage of
     lodging and food and beverage revenue                   20.5%           20.9%          20.2%         19.6%
Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue                    7.4%           11.7%
General and administrative, as a percentage of
  total revenue......................................         6.7%            5.2%
Other Data(1):
Occupancy............................................        72.4%           68.0%          74.7%         74.4%
Average daily rate ("ADR")...........................     $ 70.51         $ 78.51        $ 73.57       $ 80.32
Revenue per available room ("REVPAR")................     $ 51.04         $ 53.37        $ 54.95       $ 59.77
Gross operating profit...............................     $39,609         $56,457        $27,625       $29,116

(1) For purposes of showing operating trends, the seven hotels divested in 1997 have been excluded from the other data section of the tables.
(2) Comparable Owned Hotels refers to the 72 Owned Hotels which were open for the full period in both 1997 and 1998 excluding the Frenchman's Reef, which was impacted by hurricane damage.

                                                                                            Comparable Owned
                                                                   Total                        Hotels(2)

                                                             Six Months Ended              Six Months Ended
                                                                  June 30,                      June 30,

                                                           1997            1998           1997           1998
                                                           ----            ----           ----           ----
                                                                  (In thousands, except ADR and REVPAR)
Income Statement Data:
Revenues:
  Lodging.............................................   $ 128,628       $186,995        $77,986       $83,865
  Food and beverage...................................      20,706         26,325         10,577        11,584
  Management, franchise and other.....................      10,976          9,990
  Interest on mortgages and notes receivable..........       3,303          2,924
                                                         --------        --------
          Total revenues..............................     163,613        226,234
                                                         --------        --------
Direct hotel operating expenses:
  Lodging.............................................      31,306         44,623         19,171        20,185
  Food and beverage...................................      15,656         19,886          8,198         9,115
  Selling and general.................................      34,001         46,203         19,528        19,830
Occupancy and other operating.........................      11,728         26,013
General and administrative............................      11,521         12,982
Depreciation and amortization.........................      15,724         30,762
                                                         --------        --------
          Total costs and expenses....................     119,936        180,469
                                                         --------        --------
Operating income......................................      43,677         45,765
Operating Expense Margins:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging revenue                 24.3%          23.9%          24.6%         24.1%
  Food and beverage, as a percentage of food and
     beverage revenue.................................        75.6%          75.5%          77.5%         78.7%
  Selling and general, as a percentage of
     lodging and food and beverage revenue                    22.8%          21.7%          22.0%         20.8%
Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue                     7.9%          12.2%
General and administrative, as a percentage of
  total revenue.......................................         7.0%           5.7%
Other Data(1):
Occupancy.............................................        66.2%          64.5%          69.7%         69.7%
Average daily rate ("ADR")............................     $ 72.74       $  80.39        $ 73.70       $ 79.54
Revenue per available room ("REVPAR").................     $ 48.15       $  51.82        $ 51.34       $ 55.43
Gross operating profit................................     $68,371       $102,608        $41,666       $46,317

(1) For purposes of showing operating trends, the seven hotels divested in 1997 have been excluded from the other data section of the tables.
(2) Comparable Owned Hotels refers to the 63 Owned Hotels which were open for the full period in both 1997 and 1998 excluding the Frenchman's Reef, which was impacted by hurricane damage.

      Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $31.8 and $58.4 million, or 46.4% and 45.4%, respectively, for the three and six months ended June 30, 1998, as compared to the same periods in 1997. Lodging revenues for the three months ended June 30, 1998 increased due to incremental revenues of $27.7 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $4.1 million, or 8.4%. Lodging revenues for the six months ended June 30, 1997 increased due to incremental revenues of $54.5 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $5.9 million or 7.5%. The reopening of the Frenchmen's Reef, which was closed for renovations from April 1997 to December 1997, accounted for increases of $4.5 million and $7.9 million respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997.

      The following table sets forth hotel operating data for the comparable Owned Hotels for the three and six months ended June 30, 1998 as compared to the same periods in 1997, by product type:

                       Three Months Ended June 30,        Six Months Ended June 30,
                      1997       1998       %Change     1997      1998        %Change
                      ----       ----       -------     ----      ----        -------
   AmeriSuites
       Occupancy       70.6%      74.0%                  67.2%     69.5%
             ADR     $76.73     $81.90                 $74.88    $79.69
          REVPAR     $54.14     $60.57       11.9%     $50.35    $55.37        10.0%
   Full-Service
       Occupancy       78.8%      77.9%                  68.6%     68.7%
             ADR     $90.79    $101.13                 $89.16    $98.52
          REVPAR     $71.57     $78.77       10.1%     $61.14    $67.71        10.8%
   Wellesley Inns
       Occupancy       77.1%      72.6%                  73.3%     71.3%
             ADR     $54.67     $59.09                 $61.25    $64.87
          REVPAR     $42.13     $42.88        1.8%     $44.89    $46.25         3.0%
   Total
       Occupancy       74.7%      74.4%                  69.7%     69.7%
             ADR     $73.57     $80.32                 $73.70    $79.54
          REVPAR     $54.95     $59.77        8.8%     $51.34    $55.43         8.0%

      The Company achieved solid revenue growth in all of its industry segments. The REVPAR increases reflect the growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and favorable industry trends in the full service segment with concentration in the Northeast. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 9.2% and 7.9%, for the three and six month periods. Occupancy was relatively stable at approximately 74% for the three month period and approximately 70% for the six month period.

      Food and beverage revenues increased by $3.4 million and $5.6 million, or 30.4% and 27.1%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 primarily attributable to increases of $2.8 million and $4.4 million, respectively, for the three and six month periods at the Frenchmen's Reef. Food and beverage revenues for comparable Owned Hotels increased by $620,000 and $1.0 million, or 9.1% and 9.5%, respectively, for the three and six months periods, due to increased banquet business.

      Management, franchise and other revenue consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, business interruption insurance revenue related to hurricane damage at the Frenchman's Reef, and rental income. Management, franchise and other revenue increased by $2.4 million, or 57.6%, for the three months ended June 30, 1998 as compared to the same period in 1997 due to increased fees associated with the Managed Hotels, franchise royalty fees derived from the sale of hotels in December 1997 and increased business interruption insurance revenue. Management, franchise and other revenue decreased by $1.0 million, or 9.0%, for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to lower business interruption insurance revenue. Business interruption insurance revenue is based on the settlement in March 1998 of the Company's claim related to the damage at the Frenchmen's Reef caused by Hurricane Bertha in July 1996. The Company expects franchise revenues to increase as a result of several franchise initiatives implemented by the Company including the formation of a franchise sales team. The Company has also received the necessary statutory approvals to begin franchising AmeriSuites and expects to begin franchising HomeGates and Wellesley Inns by the end of August.

      Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $225,000 and $379,000 or 14.3% and 11.5%, respectively, for the three and six months ended June 30, 1998 as compared to the same period in 1997 primarily due to conversions of notes receivable into operating hotel assets.

      Direct lodging expenses increased by $7.9 million and $13.3 million, or 49.1% and 42.5%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue were relatively even, increasing from 23.6% to 24.0% for the three month period and decreasing from 24.3% to 23.9% for the six month period. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 23.9% to 23.6% for the three month period and from 24.6% to 24.1% for the six month period primarily due to ADR increases and lower corresponding increases in expenses.

      Direct food and beverage expenses for the three and six months ended June 30, 1998 increased by $2.8 million and $4.2 million, or 35.8% and 27.0% respectively, as compared to the same periods in 1997 primarily due to the Frenchman's Reef reopening. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 68.3% to 71.1% for the three month period and decreased from 75.6% to 75.5% for the six month period. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues increased from 72.2% to 74.5% for the three month period and from 77.5% to 78.7% for the six month period. The increases were primarily due to the impact of the Frenchman's Reef. .

      Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $7.7 million and $12.2 million, or 47.0% and 35.9%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased from 20.5% to 20.9% for the three month period due to increased expenses at the Frenchmen's Reef. For the six month period, direct hotel selling and general expenses as a percentage of hotel revenue decreased from 22.8% to 21.7%. For the comparable Owned Hotels, direct hotel selling and general as a percentage of hotel revenues decreased from 20.2% to 19.6% for the three month period and from 22.0% to 20.8% for the six month period. The decreases in the total and comparable expense margins were primarily due to ADR improvements, effective expense controls and decreases in weather-related costs.

      Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $7.5 million and $14.3 million, or 126.2% and 121.8%, respectively, as compared to the same periods in 1997 due to the rent expense associated with the sale/leaseback of hotels to American General and Equity Inns and the addition of new hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 7.4% to 11.7% for the three month period and from 7.9% to 12.2% for the six month period due to rent expense associated with the sale/leasebacks. Occupancy and other operating expenses are expected to continue to increase as the Company plans to sell and leaseback additional hotels.

      General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $641,000 and $1.5 million, or 11.1% and 12.7%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.7% to 5.2% for the three month period and from 7.0% to 5.7% for the six month period due to increased operating leverage.

      Depreciation and amortization expense increased by $11.8 million and $15.0 million, or 147.2% and 95.6%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to the impact of new hotel properties and a valuation reserve of $10 million related to the intended disposition of seven non-prototype HomeGate hotels.

      Investment income decreased by $893,000 and $244,000, or 55.2% and 10.9%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to changes in the weighted average cash balances.

      Interest expense decreased by $2.2 million and $1.2 million, or 28.1% and 9.1%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997 primarily due to a favorable interest rate environment and capitalized interest related to new hotels. The Company capitalized interest of $3.9 million and $6.6 million for the three months ended June 30, 1997 and 1998, and $7.7 million and $13.8 million for the six months ended June 30, 1997 and 1998.

      Other income consists of property transactions and other asset sales and retirements. For the six months ended June 30, 1997, other income consisted of net gains on property transactions of $1.9 million. For the six months ended June 30, 1998 other income consisted of gains on the settlement of notes receivable of $18.4 million.

Liquidity and Capital Resources

      Prime's external growth focuses on the accelerated expansion of its proprietary AmeriSuites and HomeGate brands through new construction both directly by the Company and by franchisees. As of July 31, 1998, Prime had 74 AmeriSuites and 20 HomeGates in operation, (excluding seven hotels the Company intends to divest), with plans to have a total of 90 to 95 AmeriSuites and 30 to 35 HomeGates opened by the end of 1998.

      Prime believes that it has access to sufficient resources to implement its planned expansion of the AmeriSuites and HomeGate brands, including capital from the following sources: (i) borrowing availability under the Company's Revolving Credit Facility; (ii) proceeds from sales of properties including sale/ leaseback transactions and; (iii) internally generated cash flow. The Company may also from time to time seek additional debt or equity financing.

      At June 30, 1998, the Company had cash, cash equivalents and current marketable securities of $78.9 million. In addition, at June 30, 1998, the Company had $159.4 million available under the Revolving Credit Facility.

      The Company's major sources of cash for the six months end June 30, 1998 were net proceeds from the sale/leaseback of hotels of $210.3 million, borrowings under the Revolving Credit Facility of $57.5 million and cash flow from operations of $44.4 million. The Company's major uses of cash during the period were capital expenditures of $217.5 million relating primarily to the development of new hotels and debt repayments of $66.4 million.

      For the six months ended June 30, 1997 and 1998, cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $1.8 million and $3.2 million, respectively. At June 30, 1998, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $75.1 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2007.

      Sources of Capital. The Company has undertaken a strategic initiative to dispose of significant hotel real estate and to invest the proceeds in the growth of its proprietary brands. As part of this initiative, Prime has entered into two strategic alliances with real estate investment trusts ("REITs").

      In January 1998, the Company completed the sale/leaseback of eight full-service hotels to American General for $138.4 million, consisting of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in American General limited partnership operating units. Prime is operating the hotels under a lease agreement with American General which has a term of 10 years. The sale is the first phase of a transaction which also includes the sale and leaseback of nine additional full-service hotels to American General not later than March 31, 1999.

      In June 1998, the Company agreed to sell and lease back nine AmeriSuites to Equity Inns for $97.0 million in cash. The sale is part of an ongoing strategic relationship between the Company and Equity Inns, which contemplates the sale of approximately 20 AmeriSuites per year. The Company will continue to operate the hotels under a ten-year lease agreement and will also generate franchise income streams under a ten-year franchise agreement.

      During the quarter, the common stock prices of publicly traded REITs declined to an extent which may impact their ability to raise equity capital. In the event that the capital constraints cause REITs to reduce their hotel acquisitions, the Company intends to finance its development through the sale of properties to private sources including key franchisees or through the issuance of debt. The Company's business plan also calls for the reduction of AmeriSuites capital requirements by transferring certain corporate development sites to franchisees.

      The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. As of July 31, 1998, the Company had outstanding borrowings of $40.6 million under the facility and further availability of $159.4 million.

      Uses of Capital. The Company's capital spending is focused primarily on the development of its AmeriSuites and HomeGate hotel chains. For the six months ended June 30, 1998, the

Company spent $108.7 million on new construction of AmeriSuites and $87.7 million on new construction of HomeGates. The Company expects to spend a total of approximately $500 million on development of new hotels in 1998 to be funded by borrowings under the Revolving Credit Facility, the sales of hotels and internally generated cash flow.

      On March 12, 1998, the Company settled its insurance claim for $16.4 million related to damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. The Company had previously received $2.5 million in 1997 and received the remaining amount, net of deductibles, in April 1998.

      For the six months ended June 30, 1998, the Company spent approximately $21.1 million on capital improvements at its Owned Hotels of which approximately $8.3 million related to the refurbishment of the Frenchman's Reef.

      In December 1997, the Company approved a program to purchase from time to time up to one million shares of its common stock at various prices. The Company completed this common stock purchase program over the six months ended June 30, 1998 at an average price of $17.78 per share. In July 1998, the Company also announced that it has authorized the repurchase of an additional two million shares of stock at various prices from time to time. The Company is currently limited to the purchase of approximately 400,000 shares under the terms of its $200 million Revolving Credit Facility. The Company has requested a waiver of these restrictive covenants in order to fully implement its new repurchase program.

      On April 17, 1998, the Company's $86.3 million 7% Convertible Notes due 2002 were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share.

      In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of June 30, 1998, the Company had advances of approximately $104.4 million to such third party which advances are classified as property, equipment and leasehold improvements.

     The Company has preliminarily reviewed its systems and equipment as it relates to year 2000 compliance. Based on this assessment, the Company believes that its systems will be year 2000 compliant no later than December 1999 and that the cost of compliance is not expected to be material to its cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders on May 13, 1998 (the "Annual Meeting"). The Company's stockholders were asked to take the following actions at the meeting:

(1) Elect two Class III Directors to serve until the 2001 annual meeting of stockholders or until their successors shall otherwise be elected (the "Board Proposal");

(2) Approve an amendment to the Company's 1995 Employee Stock Option Plan to (1) increase the number of shares of common stock that may be issued pursuant to the exercise of options to purchase common stock and (ii) increase the total number of shares of common stock with respect to which options may be granted to any one individual during any calendar year (the "Incentive Plan Proposal");

(3) Approve an amendment to the Company's 1995 Non-Employee Director Stock Option Plan to (i) allow for the discretionary grants of options and (ii) modify the termination and amendment provisions thereof (the "Stock Purchase Plan Proposal"); and

(4) Ratify the Board of Directors' selection of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31,1998 (the "Auditors Proposal").

With respect to the Board Proposal, the two individuals nominated for director were both elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and the votes received by each are as follows:

                              FOR              WITHHELD
                              ---              -------
Howard M. Lorber           36,968,390          350,590

A. F. Petrocelli           36,833,581          485,399

The Incentive Plan Proposal, Stock Purchase Plan Proposal and Auditors Proposal were also approved by affirmative vote of a majority of shares of common stock present at the Annual Meeting. Each of the proposals received the following votes:

                                  FOR           AGAINST           ABSTENTIONS
                                  ---           -------           -----------
Incentive Plan Proposal        35,948,506      1,276,982             93,492

Stock Purchase Plan Proposal   31,517,579      5,699,769            101,632

Auditors Proposal              37,287,737         14,168             17,075

Item 6. Exhibits and Reports on Form 8-K.

      (a)   10.1  Purchase and Sale Agreement between Prime Hospitality
                  Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated June 26, 1998.

            11    Computation of Earnings Per Share

            27    Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PRIME HOSPITALITY CORP.


Date: August 12, 1998                           By: /s/ David A. Simon
                                                    ----------------------------
                                                David A. Simon, President and
                                                Chief Executive Officer


Date: August 12, 1998                           By: /s/ John M. Elwood
                                                    ----------------------------
                                                John M. Elwood, Executive
                                                Vice President and Chief
                                                Financial Officer