Form 10-Q
period 1998-09-30
PRIME HOSPITALITY CORP
filed 1998-11-06
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


(MARK ONE)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

The registrant had 53,756,410 shares of common stock outstanding $.01 par value, as of November 4, 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                                                          PAGE
PART I.           FINANCIAL INFORMATION                                                                  NUMBER

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                      December 31, 1997 and September 30, 1998...........................................  1

                  Consolidated Statements of Income
                      Three and Nine Months Ended September 30, 1997
                      and September 30, 1998.............................................................  2

                  Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1997
                      and September 30, 1998.............................................................  3

                  Notes to Interim Consolidated Financial Statements.....................................  4


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................  8



PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote Security Holders ......................................20

Item 6.           Exhibits and Reports on Form 8-K.......................................................20

                  Signatures ............................................................................21

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                                         1997              1998
                                                                                      -----------       -----------
                                  ASSETS                                                                (UNAUDITED)

Current assets:
    Cash and cash equivalents ..................................................      $     5,013       $     1,242
    Marketable securities available for sale ...................................            8,697            14,581
    Accounts receivable, net of reserves .......................................           16,318            22,380
    Current portion of mortgages and
       notes receivable ........................................................            2,271               795
    Other current assets .......................................................           28,780            18,795
                                                                                      -----------       -----------
       Total current assets ....................................................           61,079            57,793

Property, equipment and leasehold improvements,
    net of accumulated depreciation and amortization ...........................        1,079,591         1,214,571
Mortgages and notes receivable, net of
    current portion ............................................................           19,698            14,999
Other assets ...................................................................           36,298            39,769
                                                                                      -----------       -----------

       TOTAL ASSETS ............................................................      $ 1,196,666       $ 1,327,132
                                                                                      ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of debt ....................................................      $     3,871       $    14,540
    Other current liabilities ..................................................           76,921            87,779
                                                                                      -----------       -----------
       Total current liabilities ...............................................           80,792           102,319

Long-term debt, net of current portion .........................................          554,500           502,036
Deferred income ................................................................           18,558            83,361
Other liabilities ..............................................................           18,403            10,207
                                                                                      -----------       -----------
       Total liabilities .......................................................          672,253           697,923
                                                                                      -----------       -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.10 per share;
       20,000,000 shares authorized; none issued ...............................               --                --
    Common stock, par value $.01 per share;
       75,000,000 shares authorized; 47,182,972 and 53,742,458 shares issued and outstanding at December 31, 1997 and September 30, 1998,
       respectively ............................................................              472               552
    Capital in excess of par value .............................................          419,242           511,825
    Unrealized loss on marketable securities, net of taxes .....................               --            (5,631)
    Retained earnings ..........................................................          105,737           148,542
    Treasury stock (50,039 shares at December 31, 1997
       and 1,470,439 shares at September 30, 1998) .............................           (1,038)          (26,079)
                                                                                      -----------       -----------
       Total stockholders' equity ..............................................          524,413           629,209
                                                                                      -----------       -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................      $ 1,196,666       $ 1,327,132
                                                                                      ===========       ===========



See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               1997             1998            1997            1998
                                              ---------       ---------       ---------       ---------
Revenues:
    Lodging ............................      $  73,429       $ 105,008       $ 202,057       $ 292,003
    Food and beverage ..................          8,617          11,297          29,323          37,622
    Management, franchise and other ....          3,974           4,185          14,950          14,175
    Interest on mortgages and
       notes receivable ................          1,787             555           5,090           3,479
                                              ---------       ---------       ---------       ---------
      Total revenues ...................         87,807         121,045         251,420         347,279
                                              ---------       ---------       ---------       ---------

Costs and expenses:
    Direct hotel operating expenses:
       Lodging .........................         18,294          26,505          49,600          71,128
       Food and beverage ...............          6,801           9,094          22,457          28,980
       Selling and general .............         17,911          26,773          51,912          72,976
    Occupancy and other operating ......          5,636          16,551          17,364          42,564
    General and administrative .........          5,734           6,705          17,255          19,687
    Depreciation and amortization ......          8,633          10,109          24,357          40,871
    Other charges ......................             --           6,400              --           6,400
                                              ---------       ---------       ---------       ---------
      Total costs and expenses .........         63,009         102,137         182,945         282,606
                                              ---------       ---------       ---------       ---------

Operating income .......................         24,798          18,908          68,475          64,673

Investment income ......................            795             887           3,026           2,874
Interest expense .......................         (7,456)         (5,557)        (20,097)        (17,045)
Other income ...........................             23              --           1,881          18,353
                                              ---------       ---------       ---------       ---------

Income before income taxes
    and extraordinary items ............         18,160          14,238          53,285          68,855
Provision for income taxes .............          7,598           5,295          22,008          26,049
                                              ---------       ---------       ---------       ---------

Income before extraordinary items ......         10,562           8,943          31,277          42,806
Extraordinary items,
    Net of Income Taxes.................             --              --              75              --
                                              ---------       ---------       ---------       ---------

Net income .............................      $  10,562       $   8,943       $  31,352       $  42,806
                                              =========       =========       =========       =========

Earnings per common share:
Basic:
    Income before extraordinary items ..      $    0.23       $    0.17       $    0.68       $    0.84
    Extraordinary items ................             --              --              --              --
                                              ---------       ---------       ---------       ---------
Net earnings ...........................      $    0.23       $    0.17       $    0.68       $    0.84
                                              =========       =========       =========       =========

Diluted:
    Income before extraordinary items ..      $    0.22       $    0.17       $    0.65       $    0.80
    Extraordinary items ................             --              --              --              --
                                              ---------       ---------       ---------       ---------
Net earnings ...........................      $    0.22       $    0.17       $    0.65       $    0.80
                                              =========       =========       =========       =========



See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                 (IN THOUSANDS)


                                                                       1997            1998
                                                                     ---------       ---------
Cash flows from operating activities:
    Net income ................................................      $  31,352       $  42,805
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization ..........................         24,357          40,871
       Amortization of deferred financing costs ...............          2,115           2,330
       Deferred income taxes ..................................             --          (5,226)
       Business interruption insurance revenue ................         (7,971)             --
       Utilization of net operating loss carryforwards ........          2,736           4,841
       Gains on settlements of notes receivable ...............             --         (18,353)
       Gains on discharges of indebtedness ....................           (125)             --
       Gain on disposal of assets .............................         (1,881)             --
       Amortization of deferred gain ..........................             --          (6,875)
       Reserve for contract termination .......................             --             574
       Reserve for hurricane damage ...........................             --           1,000
       Reserve for employee severance .........................             --             300
       Increase (decrease) from changes in other
            operating assets and liabilities:
            Accounts receivable ...............................         (2,493)         (6,062)
            Other current assets ..............................         (6,122)         (2,893)
            Other liabilities .................................         20,107          18,508
                                                                     ---------       ---------

        Net cash provided by operating activities .............         62,075          71,820
                                                                     ---------       ---------

Cash flows from investing activities:
    Net proceeds from mortgages and notes receivable ..........            744          26,011
    Disbursements for mortgages and notes receivable ..........        (23,245)         (1,541)
    Proceeds from sales of property, equipment
       and leasehold improvements .............................         26,762         211,747
    Construction of new hotels ................................       (251,421)       (309,749)
    Purchases of property, equipment and leasehold
       improvements ...........................................        (66,920)        (27,222)
    Net proceeds from insurance settlement ....................          2,034           3,782
    Decrease (increase) in restricted cash ....................          2,915          (5,805)
    Decrease (increase) in marketable securities ..............            238            (350)
    Proceeds from retirement of debt securities ...............            800              --
    Other .....................................................         (1,160)         (3,858)
                                                                     ---------       ---------

        Net cash used in investing activities .................       (309,253)       (106,985)
                                                                     ---------       ---------

Cash flows from financing activities:
    Net proceeds from issuance of debt ........................        332,265         119,932
    Payments of debt ..........................................       (109,623)        (67,088)
    Purchases of treasury stock ...............................             --         (25,041)
    Proceeds from the exercise of stock options and warrants ..          1,448           3,591
                                                                     ---------       ---------

        Net cash provided by financing activities .............        224,090          31,394
                                                                     ---------       ---------

    Net increase in cash and cash equivalents .................        (23,088)         (3,771)

    Cash and cash equivalents at beginning of period ..........         47,473           5,013
                                                                     ---------       ---------
    Cash and cash equivalents at end of period ................      $  24,385       $   1,242
                                                                     =========       =========



See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -          BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company" or "Prime") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1997 and 1998 and cash flows for the nine months ended September 30, 1997 and 1998.

         The consolidated financial statements for the three and nine months ended September 30, 1997 and 1998 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1997. Certain reclassifications have been made to the September 30, 1997 consolidated financial statements to conform them to the September 30, 1998 presentation.

         The consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company expects the impact to be immaterial due to its limited derivative activity.


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


NOTE 5 -          SALE/LEASEBACK TRANSACTIONS

         In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar"), formally known as American General Hospitality, Inc., for $138.4 million. The purchase price consisted of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in MeriStar limited partnership operating units. The Company is operating the hotels under a lease agreement which has a term of 10 years. The transaction generated a net gain of approximately $65.0 million which will be recognized as a reduction of rent expense over the life of the lease. The Company is also under contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. Recent changes in the capital markets have affected the ability of hotel real estate investment trusts ("REITs") such as MeriStar to raise both debt and equity capital to finance acquisitions. In the event this transaction is not consummated, the Company would be entitled to receive a $4 million contract termination fee.

         In June 1998, the Company sold nine AmeriSuites hotels to Equity Inns, Inc. ("Equity Inns") for $97.0 million in cash. The Company is operating the hotels under a lease agreement between Equity Inns and a subsidiary of the Company for a ten-year term with certain renewal options. The transaction generated a net gain of $15.0 million, which will be recognized as a reduction of rent expense over the life of the lease. The Company is also generating franchise fees under a ten-year franchise agreement. The sale is part of an ongoing strategic relationship between the Company and Equity Inns whereby Equity Inns has the right of first refusal on the sale of the first 20 AmeriSuites hotels per year.

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

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per share was
46.9 million and 53.7 million for the three months ended September 30, 1997 and 1998, respectively, and 46.6 million and 51.1 million for the nine months ended September 30, 1997 and 1998, respectively.

         Diluted earnings per share reflects adjustments to basic earnings per share for the dilutive effect of stock options and warrants and the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes. The weighted average number of common shares used in computing diluted earnings per share was
48.7 million and 54.2 million for the three months ended September 30, 1997 and 1998, respectively, and 48.6 million and 54.9 million for the nine months ended September 30, 1997 and 1998, respectively.


NOTE 7 -          INTEREST EXPENSE

         The Company capitalized interest related to borrowings used to finance hotel construction of $4.6 million and $6.4 million for the three months ended September 30, 1997 and 1998, respectively, and $12.4 million and $20.3 million for the nine months ended September 30, 1997 and 1998, respectively. Also included in interest expense is the amortization of deferred financing fees of $726,000 and $763,000 for the three months ended September 30, 1997 and 1998, respectively, and $2.1 million and $2.3 million for the nine months ended September 30, 1997 and 1998, respectively.


NOTE 8  -         TREASURY STOCK

         In June 1998, the Company completed the purchase of one million shares of its common stock at an average price of $17.78 per share under a program authorized in December 1997. In July 1998, the Company authorized the repurchase of an additional two million shares of stock. Under the terms of its $200 million revolving credit facility ("Revolving Credit Facility"), the Company may purchase additional shares in an aggregate amount not to exceed $50 million through December 1999.

NOTE 9  -         COMPREHENSIVE INCOME

         In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," (SFAS 130). Under SFAS 130, the Company is required to report all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners in their capacity as owners.

         For the three and nine months ended September 30, 1998, comprehensive income consisted of the following (in thousands):

                                        THREE MONTHS                NINE MONTHS
                                           ENDED                       ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,

                                     1997          1998          1997          1998
                                     ----          ----          ----          ----
Net income                         $ 10,562      $  8,943       $ 31,352      $ 42,806
Unrealized loss on marketable
securities, net of taxes                 --        (3,019)            --        (5,631)
                                   --------      --------       --------      --------
   Total                           $ 10,562      $  5,924       $ 31,352      $ 37,175
                                   ========      ========       ========      ========



NOTE 10-          DEPRECIATION AND AMORTIZATION

         In June 1998, the Company established a $10 million valuation reserve recorded as part of depreciation and amortization expense related to the expected sale of seven non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has reduced the carrying value of the assets to reflect current market conditions.


NOTE 11-          OTHER INCOME

         Other income consists of property transactions and other asset sales and retirements. For the nine months ended September 30, 1997, other income consisted of net gains on property transactions of $1.9 million. For the nine months ended September 30, 1998 other income consisted of gains on settlements of notes receivable of $18.4 million.


NOTE 12 -         OTHER CHARGES

         Other charges for the three and nine months ended September 30, 1998 consisted of $4.0 million associated with the cost of terminating hotel development projects under contract, $1.4 million for severance charges related primarily to the resignation of the Company's CEO and $1.0 million for hurricane damages at the Frenchman's Reef Marriott hotel in St. Thomas U.S.V.I.

PART I.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited-service). Also within its portfolio are owned and/or managed hotels operated under franchise agreements with national hotel chains. As of October 31, 1998, the Company owned 136 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with REITs (the "Leased Hotels") and managed 10 hotels for third parties (the "Managed Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of revenues (generally between 2.5% to 5.0%) on the Leased Hotels and the Managed Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and records management fees (including incentive management fees) on the Managed Hotels.

         Effective September 30, 1998, A.F. Petrocelli was appointed to the position of Chairman and CEO replacing David Simon. Mr. Petrocelli had previously served on Prime's board of directors since 1992, and is also chairman and CEO of United Capital Corp. (ASE:AFP), a diversified real estate and manufacturing company. Prime also recently announced the resignation of John Elwood, its president and COO, effective October 23, 1998. Mr. Petrocelli will also serve as president of Prime.

         The Company's strategy is to develop proprietary brands in growing market segments. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager of its brands. The Company's growth focuses on the new construction of AmeriSuites and HomeGate hotels both directly by the Company and by franchisees. Due to the uncertainty in the capital markets, during the third quarter Prime reduced its hotel development to levels which can be funded by internal cash sources.

         On December 1, 1997, the Company completed its merger with HomeGate Hospitality, Inc. ("HomeGate"), a provider of mid-price extended-stay hotels. The transaction was accounted for as a pooling of interests which required that the historical consolidated statements of operations of the companies be restated on a combined basis without giving effect to operating synergies before asset transactions and other charges.

         For the three and nine months ended September 30, 1998, earnings before asset transactions and other charges increased by 22% and 38%, respectively, over the same periods in 1997. The earnings gains resulted from growth in revenue per available room ("REVPAR") of 4.6% and 5.7%, respectively, for the three and nine month periods at comparable Owned Hotels, and significant new AmeriSuites unit growth.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 6.0% to $35.3 million for the three months ended September 30, 1998 and by 20.6 % to $111.9 million for the nine months ended September 30, 1998. Hotel EBITDA remained stable at $34.3 million for the three month period and increased by 11.4% to $108.6 million for the nine month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels and excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The changes in EBITDA and Hotel EBITDA are attributable to the growth at comparable hotels and the addition of new hotels offset by rent expense associated with the sale/leaseback of hotels.

         The Company's hotels operate in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the mid-price extended-stay segment, under the Company's proprietary HomeGate Studios & Suites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary Wellesley Inns brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                   THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                      SEPTEMBER 30,                                     SEPTEMBER 30,

                              1997                      1998                     1997                      1998
                              ----                      ----                     ----                      ----
                      Amount      % of Total    Amount      % of Total    Amount      % of Total    Amount      % of Total
                     --------        -----     --------        -----     --------        -----     --------        -----
All-suites .......   $ 15,854         46.2%    $ 17,994         52.5%    $ 38,819         39.8%    $ 56,148         51.7%
Full-service .....     13,009         37.9%       8,922         26.0%      39,788         40.8%      29,530         27.2%
Limited-service...      4,966         14.5%       4,583         13.4%      17,026         17.5%      16,528         15.2%
Extended-Stay ....        492          1.4%       2,805          8.1%       1,804          1.9%       6,375          5.9%
                     --------        -----     --------        -----     --------        -----     --------        -----
          Total      $ 34,321        100.0%    $ 34,304        100.0%    $ 97,437        100.0%    $108,581        100.0%
                     ========        =====     ========        =====     ========        =====     ========        =====


    Hotel EBITDA for the three and nine months ended September 30, 1998 reflects the shifting mix in the Company's hotel portfolio toward its proprietary AmeriSuites brand. Based on the Company's development plans, Prime expects the relative contribution from its all-suites AmeriSuites hotels and extended-stay HomeGate hotels to increase in 1999.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and nine months ended September 30, 1997 and 1998. The results of the seven hotels divested during 1997 and 1998 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.


                                                                 TOTAL                   COMPARABLE OWNED HOTELS(2)
                                                           THREE MONTHS ENDED                THREE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
 (IN THOUSANDS, EXCEPT ADR AND REVPAR)                     1997           1998                1997               1998
                                                           ----           ----                ----               ----
INCOME STATEMENT DATA:
Revenues:
  Lodging......................................         $ 73,429       $105,008             $51,158            $53,376
  Food and beverage............................            8,617         11,297               5,429              6,219
  Management, franchise and other..............            3,974          4,185
  Interest on mortgages and notes
       receivable .............................            1,787            555
                                                          ------        -------
          Total revenues.......................           87,807        121,045
                                                          ------        -------
Direct hotel operating expenses:
  Lodging......................................           18,294         26,505              12,750             13,189
  Food and beverage............................            6,801          9,094               4,406              4,849
  Selling and general..........................           17,911         26,773              12,138             12,756
Occupancy and other operating..................            5,636         16,551
General and administrative.....................            5,734          6,705
Depreciation and amortization..................            8,633         10,109
Other charges .................................               --          6,400
                                                          ------        -------
          Total costs and expenses.............           63,009        102,137
                                                          ------        -------
Operating income...............................           24,798         18,908
OPERATING EXPENSE MARGINS:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging
     revenue ..................................             24.9%          25.2%               24.9%              24.7%
  Food and beverage, as a percentage
     of food and beverage revenue..............             78.9%          80.5%               81.2%              78.0%
  Selling and general, as a percentage of
     lodging and food and beverage revenue.....             21.8%          23.0%               21.5%              21.4%
Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue.....              6.9%          14.2%
General and administrative, as a percentage
  of total revenue.............................              6.5%           5.5%
Other Data((1)):
Occupancy......................................             71.4%          67.0%               75.0%              73.0%
Average daily rate ("ADR").....................           $72.27         $75.97              $75.03             $80.67
Revenue per available room ("REVPAR")..........           $51.59         $50.91              $56.31             $58.90
Gross operating profit.........................          $39,041        $53,933             $36,147            $39,134

         (1) For purposes of showing operating trends, the seven hotels divested in 1997 have been excluded from the other data section of the tables.

         (2) Comparable Owned Hotels refers to the 73 Owned Hotels which were open for the full period in both 1997 and 1998 excluding the Frenchman's Reef, which was impacted by hurricane damage.

                                                                                 COMPARABLE OWNED
                                                           TOTAL                    HOTELS(2)
                                                        NINE MONTHS                NINE MONTHS
                                                           ENDED                      ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     1997         1998          1997         1998
                                                    -------      -------      --------     --------
                                                          (IN THOUSANDS, EXCEPT ADR AND REVPAR)

INCOME STATEMENT DATA:
Revenues:
  Lodging...................................      $ 202,057     $292,003      $116,777     $122,999
  Food and beverage.........................         29,323       37,622        15,452       16,886
  Management, franchise and other ..........         14,950       14,175
  Interest on mortgages and notes
     receivable.............................          5,090        3,479
                                                    -------      -------
          Total revenues....................        251,420      347,279
                                                    -------      -------
Direct hotel operating expenses:
  Lodging...................................         49,600       71,128        28,894       30,093
  Food and beverage.........................         22,457       28,980        12,156       13,267
  Selling and general.......................         51,912       72,976        29,129       29,724
Occupancy and other operating...............         17,364       42,564
General and administrative..................         17,255       19,687
Depreciation and amortization...............         24,357       40,871
Other charges ..............................             --        6,400
                                                    -------      -------
          Total costs and expenses..........        182,945      282,606
                                                    -------      -------
Operating income............................         68,475       64,673
OPERATING EXPENSE MARGINS:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging
     revenue................................           24.5%        24.4%         24.7%        24.5%
  Food and beverage, as a percentage of
     food and beverage revenue..............           76.6%        77.0%         78.7%        78.6%
  Selling and general, as a percentage of
     lodging and food and beverage revenue..           22.4%        22.1%         22.0%        21.2%
Occupancy and other operating, as a
  percentage of lodging and food and
  beverage revenue.........................             7.5%        12.9%
General and administrative, as a percentage
  of total revenue..........................            6.9%         5.7%
Other Data (1):
Occupancy...................................           71.4%        67.0%         72.0%        70.8%
Average daily rate ("ADR")..................         $72.27       $75.97        $73.84       $79.40
Revenue per available room ("REVPAR").......         $51.59       $50.91        $53.13       $56.18
Gross operating profit......................       $107,411     $156,541       $62,050      $66,783


         (1) For purposes of showing operating trends, the seven hotels divested in 1997 have been excluded from the other data section of the tables.

         (2) Comparable Owned Hotels refers to the 60 Owned Hotels which were open for the full period in both 1997 and 1998 excluding the Frenchman's Reef, which was impacted by hurricane damage.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $31.8 and $89.9 million, or 43.0% and 44.5%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in 1997. Lodging revenues for the three months ended September 30, 1998 increased due to incremental revenues of $15.8 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $2.2 million, or 4.3%. Lodging revenues for the nine months ended September 30, 1998 increased due to incremental revenues of $65.1 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $6.2 million or 5.3%. The reopening of the Frenchman's Reef, which was closed for renovations from April 1997 to December 1997, accounted for $2.8 million and $14.0 million, respectively, of the incremental revenues from new hotels for the three and nine months ended September 30, 1998.

         The following table sets forth hotel operating data for the comparable Owned Hotels for the three and nine months ended September 30, 1998 as compared to the same periods in 1997, by product type:

                                               THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                   SEPTEMBER 30,
                                        1997           1998          %CHANGE          1997          1998           %CHANGE
                                        ----           ----          -------          ----          ----           -------

    AMERISUITES
                  OCCUPANCY            71.4%          72.2%                          69.0%         70.2%
                        ADR           $75.91         $79.59                         $74.80        $78.43
                     REVPAR           $54.17         $57.45             6.0%        $51.57        $55.04              6.7%
    FULL-SERVICE
                  OCCUPANCY            79.6%          76.9%                          72.6%         71.4%
                        ADR           $96.45        $107.53                         $91.97       $101.73
                     REVPAR           $76.75         $82.72             7.8%        $66.72        $72.65              8.9%
    WELLESLEY INNS
                  OCCUPANCY            77.0%          71.2%                          74.5%         71.3%
                        ADR           $54.92         $57.69                         $59.05        $62.45
                     REVPAR           $42.31         $41.06            (2.9)%       $44.02        $44.50              1.1%
    TOTAL
                  OCCUPANCY            75.0%          73.0%                          72.0%         70.8%
                        ADR           $75.03         $80.67                         $73.84        $79.40
                     REVPAR           $56.31         $58.90             4.6%        $53.13        $56.18              5.7%

         The REVPAR increases at comparable hotels reflect the growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and favorable industry trends in the full service segment which is concentrated in the Northeast. Wellesley Inns were adversely impacted by new supply and weather-related problems in Florida, where half of the chain's hotels are located. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 7.5%, for both the three and nine month periods. Occupancy dropped by two percentage points to 73% for the three month period and slightly more than one percentage point to 70.8% for the nine month period.

         Food and beverage revenues increased by $2.7 million and $8.3 million, or 31.1% and 28.3%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily attributable to the reopening of the Frenchman's Reef. Food and beverage revenues for comparable Owned Hotels increased by $790,000 and $1.4 million, or 14.6% and 9.3%, respectively, for the three and nine months periods, due to concept changes at the Company's restaurants and lounges.

         Management, franchise and other revenue consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, business interruption insurance revenue related to hurricane damage at the Frenchman's Reef, and rental income. Management, franchise and other revenue increased by $211,000, or 5.3%, for the three months ended September 30, 1998 as compared to the same period in 1997 due to increased fees associated with the Managed Hotels, franchise royalty fees derived from the sale of hotels and increased business interruption insurance revenue. Management, franchise and other revenue decreased by $1.2 million, or 7.7%, for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to lower business interruption insurance revenue. Business interruption insurance revenue is based on the settlement in March 1998 of the Company's claim related to the damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. The Company expects franchise revenues to increase as the Company received the necessary statutory approvals to franchise its brands during the quarter. To date, the Company has signed four new AmeriSuites franchise agreements with 12 AmeriSuites applications pending. Additionally, Prime recently received its first Wellesley Inn franchise applications.

         Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $1.2 million for each of the three and nine months ended September 30, 1998, or 68.9% and 25.6%, respectively, as compared to the same periods in 1997 primarily due to conversions of notes receivable into operating hotel assets.

         Direct lodging expenses increased by $8.2 million and $21.5 million, or 44.9% and 43.4%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue were relatively even, increasing from 24.9% to 25.2% for the three month period and decreasing from 24.5% to 24.4% for the nine month period. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 24.9% to 24.7% for the three month period and from 24.7% to 24.5% for the nine month period.

         Direct food and beverage expenses for the three and nine months ended September 30, 1998 increased by $2.2 million and $6.5 million, or 33.7% and 29.0% respectively, as compared to the same periods in 1997 primarily due to the Frenchman's Reef reopening. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 78.9% to 80.5% for the three month period and from 76.6% to 77.0% for the nine month period, primarily due to the impact of the Frenchman's Reef reopening. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues decreased from 81.2% to 78.0% for the three month period and 78.7% to 78.6% for the nine month period.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $8.9 million and $21.1 million, or 49.5% and 40.6%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily due to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased from 21.8% to 23.0% for the three month period due to increased expenses at the Frenchmen's Reef. For the nine month period, direct hotel selling and general expenses as a percentage of hotel revenue decreased from 22.4% to 22.1%. For the comparable Owned Hotels, direct hotel selling and general as a percentage of hotel revenues decreased from 21.5% to 21.4% for the three month period and from 22.0% to 21.2% for the nine month period.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $10.9 million and $25.2 million, or 193.5% and 145.1%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in 1997 due to the rent expense associated with the sale/leaseback of hotels to MeriStar and Equity Inns and the addition of new hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 6.9% to 14.2% for the three month period and from 7.5% to 12.9% for the nine month period due to rent expense associated with the sale/leaseback of hotels.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $972,000 and $2.4 million, or 17.0% and 14.1%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites and HomeGate hotels and costs associated with the Company's franchising efforts. As a percentage of total revenues, general and administrative expenses decreased from 6.5% to 5.5% for the three month period and from 6.9% to 5.7% for the nine month period due to increased operating leverage.

         Depreciation and amortization expense increased by $1.5 million and $16.5 million, or 17.1% and 67.8%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the impact of new hotel properties. For the nine months ended September 30, 1998, depreciation and amortization expense also includes a valuation reserve of $10 million related to the intended disposition of seven non-prototype HomeGate hotels.

         Other charges for the three and nine months ended September 30, 1998 consisted of a reserve of $4.0 million associated with the cost of terminating hotel development projects under contract, $1.4 million for severance charges related primarily to the resignation of the Company's former CEO and $1.0 million for hurricane damage at the Frenchman's Reef Marriott hotel. The Company will record another charge for severance of approximately $1 million related to the resignation of its president in the fourth quarter of 1998.

         Investment income increased by $91,000, or 11.4%, and decreased by $153,000, or 5.1%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to changes in the weighted average cash balances.

         Interest expense decreased by $1.9 million and $3.1 million, or 25.5% and 15.2%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily due to capitalized interest related to new hotels. The Company capitalized interest of $4.7 million and $6.5 million for the three months ended September 30, 1997 and 1998, and $12.4 million and $20.3 million for the nine months ended September 30, 1997 and 1998. The Company expects capitalized interest to decrease in 1999 due to planned reductions in development spending.

         Other income consisted of property transactions and other asset sales and retirements. For the nine months ended September 30, 1997, other income/charges consisted of net gains on property transactions of $1.9 million. For the nine months ended September 30, 1998 other income consisted of gains on settlements of notes receivable of $18.4 million.


LIQUIDITY AND CAPITAL RESOURCES

         Prime's external growth focuses on the expansion of its proprietary AmeriSuites and HomeGate brands through new construction both directly by the Company and by franchisees. As of October 31, 1998, Prime had 79 AmeriSuites and 34 HomeGates in operation, excluding seven HomeGate hotels the Company intends to divest.

         During the quarter, Prime announced plans to reduce its hotel development from prior levels. The Company's previous development plans were to be financed primarily through the sale and leaseback of hotels to REITs. Recent changes in the capital markets have affected the ability of hotel REITs such as MeriStar and Equity Inns to raise both debt and equity capital to finance acquisitions. Due to this uncertainty regarding hotel divestitures, Prime is developing hotels only to the extent of funding being available from internal cash sources. Under its revised plans, Prime plans to spend a total of $180 million (including capitalized interest) for the fourth quarter of 1998 and all of 1999 to complete 32 AmeriSuites and HomeGate hotels under construction as of September 30. Upon completion of the development program, Prime expects to have 97 AmeriSuites and 44 HomeGates in operation. Prime believes that borrowing availability under the Company's Revolving Credit Facility and internally generated cash flow will be sufficient to fund its revised development plan.

         At September 30, 1998, the Company had cash, cash equivalents and current marketable securities of $15.8 million. In addition, at September 30, 1998, the Company had $119.0 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the nine months ended September 30, 1998 were net proceeds from the sale/leaseback of hotels of $211.8 million, borrowings under the Revolving Credit Facility of $97.9 million and cash flow from operations of $71.8 million. The Company's major uses of cash during the period were capital expenditures of $337.0 million relating primarily to the development of new hotels and debt repayments of $67.1 million.

         For the nine months ended September 30, 1997 and 1998, cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $2.7 million and $4.8 million, respectively. At September 30, 1998, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $72.5 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2006.

         Sources of Capital. The Company has undertaken a strategic initiative to dispose of significant hotel real estate and to invest the proceeds in the growth of its proprietary brands. Through sale/leasebacks to REITs, the Company generated approximately $211.8 million in cash in 1998 which was used to finance hotel development. Due to the uncertainty in the hotel divestiture markets, the Company's business plan does not anticipate any material proceeds from asset sales through 1999.

         In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar"), formally known as American General Hospitality, Inc., for $138.4 million. The purchase price consisted of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in MeriStar limited partnership operating units. The Company is operating the hotels under a lease agreement which has a term of 10 years. The transaction generated a net gain of approximately $65.0 million which will be recognized as a reduction of rent expense over the life of the lease. The Company is also under contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. In the event that MeriStar is unable to generate capital to finance this transaction, the Company would be entitled to receive a $4 million contract termination fee.

         In June 1998, the Company sold nine AmeriSuites hotels to Equity Inns, Inc. ("Equity Inns") for $97.0 million in cash. The Company is operating the hotels under a lease agreement between Equity Inns and a subsidiary of the Company for a ten-year term with certain renewal options. The transaction generated a net gain of $15.0 million, which will be recognized as a reduction of rent expense over the life of the lease. The Company is also generating franchise fees under a ten-year franchise agreement. The sale is part of an ongoing strategic relationship between the Company and Equity Inns whereby Equity Inns has the right of first refusal on the sale of the first 20 AmeriSuites hotels per year.

         The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. As of October 31, 1998, the Company had outstanding borrowings of $120.0 million under the facility and further availability of $80.0 million.

         On September 30, 1998, the Company's Revolving Credit Facility was amended to provide for the elimination of a market capitalization test, a revision of the key man employee covenant and limitations on hotel development and stock repurchases. Pursuant to such amendment, development of new hotels is limited to the existing development plan plus $50 million through 1999. Stock repurchases are limited to an aggregate of $50 million through December 1999 to the extent of new cash sources (i.e asset sales, equity offerings) and are not permitted for the remainder of 1998.

                  On March 12, 1998, the Company settled its insurance claim for $16.4 million related to damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. The Company had previously received $2.5 million in 1997 and received the remaining amount, net of deductibles, in April 1998.

         Uses of Capital. The Company's capital spending is focused on completing the development of its AmeriSuites and HomeGate hotels currently under construction. For the nine months ended September 30, 1998, the Company spent $175.2 million on new construction of AmeriSuites and $134.5 million on new construction of HomeGates. The Company expects to spend a total of approximately $110 million on development of new hotels in the fourth quarter of 1998 and $70 million in 1999 (including capitalized interest) to be funded by borrowings under the Revolving Credit Facility and internally generated cash flow.

         For the nine months ended September 30, 1998, the Company spent approximately $29.8 million on capital improvements at its Owned Hotels of which approximately $10.7 million related to the refurbishment of the Frenchman's Reef.

         In June 1998, the Company completed the purchase of one million shares of its common stock at an average price of $17.78 per share under a program authorized in December 1997. In July 1998, the Company authorized the repurchase of an additional two million shares of stock. Under the terms of the Revolving Credit Facility, the Company may purchase additional shares in an aggregate amount not to exceed $50 million through December 1999.

         On April 17, 1998, the Company's $86.3 million 7% Convertible Notes due 2002 were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share.

         In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of September 30, 1998, the Company had advances of approximately $167.4 million to such third party which advances are classified as property, equipment and leasehold improvements.

         Year 2000 Readiness. The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the year 2000.

         In connection with the Company program related to year 2000, the Company's management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's hotels and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management is currently formulating contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fails to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business.

         Based on its assessment to date of the year 2000 readiness of the Company's vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties are taking action for year 2000 compliance. However, the Company has limited ability to test and control such third parties' year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the year 2000 issue will not cause an interruption of the Company's business.

         As of September 30, 1998, the Company believes that approximately 33% of its information systems are year 2000 ready. The Company estimates that the total costs associated with implementing year 2000 readiness since the project's commencement will be in the range of $1 million. The Company anticipates that it will finance the cost of its year 2000 remediation using its existing sources of liquidity.

         The Company expects to complete its year 2000 remediation by October 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the Company's control including turnover of key employees, availability and continuity of consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not year 2000 ready or if the Company's contingency plans are not successful. Based on currently available information, and although no assurance can be given, the Company does not believe that any such interruptions are likely to have a material adverse effect on the Company's results of operations, liquidity or financial condition.

    PART II.      OTHER INFORMATION


    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Exhibit 10.1      The Second Amendment to the Credit
                                    Agreement dated as of September 30, 1998, among Prime Hospitality Corp., Societe Generale Southwest Agency, as Documentation Agent, Credit Lyonnais New York Bank, as Syndication Agent and Bankers Trust Company, as Agent for Lenders.

                  Exhibit 11        Computation of Earnings Per Share

                  Exhibit 27        Financial Data Schedule


         (b)      Reports on Form 8-K

                  On November 2, 1998, a report on Form 8-K was filed for purposes of announcing the appointment of A.F. Petrocelli as CEO and chairman of the board replacing David Simon who resigned both positions.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       PRIME HOSPITALITY CORP.



    Date:         November 6, 1998     By:   /s/ A.F. Petrocelli
                                             -----------------------------------
                                             A.F. Petrocelli
                                             President and Chief Executive
                                             Officer



    Date:         November 6, 1998     By:   /s/ Douglas Vicari
                                             -----------------------------------
                                             Douglas Vicari
                                             Senior Vice President and Chief
                                             Financial Officer