Form 10-K405
period 1998-12-31
PRIME HOSPITALITY CORP
filed 1999-03-29
CIK 80293

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 882-1010

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    Par Value $.01 Per Share, Common Stock                New York Stock Exchange
     9 1/4% First Mortgage Notes due 2006                 New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates on March 15, 1999 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $537,813,759.

     The Registrant had 51,220,358 shares of Common Stock outstanding as of March 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

     Prime is an owner, manager and franchisor of hotels, with 193 hotels in operation containing 26,015 rooms located in 32 states and the U.S. Virgin Islands (the "Portfolio") as of February 28, 1999. Prime controls three high-quality hotel brands -- AmeriSuites(R), HomeGate Studios & Suites(R) and Wellesley Inns(R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of February 28, 1999, the Company owned and operated 153 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 10 hotels for third parties (the "Managed Hotels") and franchised two hotels which it does not operate (the "Franchised Hotels"). Prime's portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 6.5 years.

     The Company's strategy is to develop proprietary brands in growing market segments. Reflecting this strategy, the majority of the Company's capital spending over the past three years was dedicated to the growth of its proprietary brands. In particular, the Company has aggressively expanded its AmeriSuites brand which has grown from 21 hotels at February 28, 1996, to 94 hotels at February 28, 1999. The Company seeks to further expand its brands through franchising which commenced in 1998. Through the development of its proprietary brands, the Company has positioned itself to generate additional revenues with minimal capital investment. The Company's growth is also focused on its hotel management abilities which the Company believes enables it to maximize the value of its brands and assets.

     Over the past three years, Prime has achieved rapid growth in the Portfolio, from 13,733 rooms at February 29, 1996 to 26,015 rooms at February 28, 1999. Prime's focus on brand development has resulted in the growth of the number of hotels operated under Prime's proprietary brands from 49 hotels at February 29, 1996 to 160 hotels at February 28, 1999. At the same time, the Company's EBITDA has grown at a compound annual rate of 18.6%, from $88.8 million in 1996 to $148.3 million in 1998, while recurring net income has grown at a compound annual rate of 23.6%, from $28.3 million to $53.4 million over the same period.

     Prime's hotels serve four major lodging industry segments: the all-suites segment, under Prime's AmeriSuites brand; the extended-stay segment, under Prime's HomeGate brand; the limited-service segment, primarily under Prime's Wellesley Inns brand and the full-service segment, under major national franchises.

     All-Suites: There are 94 all-suite hotels in operation under the AmeriSuites brand name. Prime operates 92 of these hotels and franchises the operation of the remaining two hotels. Prime currently has three AmeriSuites under construction, six land sites targeted for AmeriSuites development and 10 AmeriSuites to be developed pursuant to franchise agreements. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and located primarily near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. In 1998, AmeriSuites contributed approximately $71.7 million, or 50.5%, of the Company's Hotel EBITDA.

     Extended-Stay: Through its December 1997 merger with Homegate Hospitality, Inc., Prime owns and operates extended-stay hotels under its proprietary HomeGate Studios & Suites brand name. There are 38 HomeGate hotels in operation and another six hotels under construction. HomeGates are mid-price, extended-stay hotels typically containing between 120-140 suites with fully equipped kitchens, upscale furnishings and separation between cooking, living and sleeping areas. In 1998, the HomeGate hotels contributed $10.4 million, or 7.3%, of the Company's Hotel EBITDA reflecting the start-up nature of the brand. The Company expects this percentage to increase in 1999 as the new hotels achieve stabilization.

     Limited-Service: Prime operates 33 limited-service hotels, 28 of which are Wellesley Inns. The Company owns all of the Wellesley Inns, which compete primarily in the mid-price segment with hotels such as Hampton Inns and La Quinta Inns. The remaining five limited-service hotels consist of four Managed Hotels and one Owned Hotel and are operated under franchise agreements with national chains. In 1998, the Company's limited-service hotels contributed approximately $20.9 million, or 14.7%, of the Company's Hotel EBITDA.

     Full-Service: Prime operates 28 full-service hotels primarily in the upscale segment with food service and banquet facilities under franchise agreements with national hotel brands such as Hilton, Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada. In 1998, the Company's full-service hotels contributed approximately $39.1 million, or 27.5%, of the Company's Hotel EBITDA.

OPERATING PERFORMANCE AND INTERNAL GROWTH

     Prime seeks to achieve internal growth through the use of sophisticated operating, marketing and financial systems at its hotels. Prime has demonstrated its ability to operate its hotels effectively by achieving revenue per available room ("REVPAR") increases in 1998 at its comparable hotels of 5.2%, versus 1997 results. The Company's emphasis on efficient operations has increased operating margins, thus translating its top-line REVPAR growth into increased earnings. In 1998, gross operating profit increased for comparable hotels by 7.0%, versus 1997 results. Management believes that its asset base is well positioned with a national brand in AmeriSuites, an upscale portfolio of full-service hotels in the Northeast, a consistent performer in Wellesley Inns and a new brand in a growing segment in HomeGate.

BRAND GROWTH

     Prime's external growth strategy is to develop its proprietary brands. In particular, the Company's growth plans are concentrated on the AmeriSuites brand. The Company is focused on the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing, all-suites segment. In 1998, the Company received the necessary statutory approvals to begin franchising its brands. The Company intends to commit capital to develop its brands on a more limited scale and rely on franchisees to provide the bulk of the growth.

RECENT DEVELOPMENTS

     In September 1998, A.F. Petrocelli was appointed to the position of Chairman and CEO replacing David A. Simon. Mr. Petrocelli had previously served on Prime's Board of Directors since 1992, and is also Chairman and CEO of United Capital Corp. (ASE:AFP), a diversified real estate and manufacturing company. In October 1998, Mr. Petrocelli was also appointed President of Prime, replacing John M. Elwood who resigned from the Company.

     In September 1998, the Company announced plans to reduce new hotel development. The Company's previous development plans were to be financed primarily through the sale and leaseback of hotels to real estate investment trusts ("REITs"). Recent changes in the capital markets have affected the ability of hotel REITs to raise both debt and equity capital to finance acquisitions. Due to this uncertainty regarding hotel divestitures, Prime is developing hotels only to the extent of funding being available from internal cash sources. Under its revised plans, Prime has completed the majority of its development and has three AmeriSuites and six HomeGates under construction. The Company also intends to develop AmeriSuites hotels on six land sites which it owns.

     In February 1999, MeriStar Hospitality Corp. ("MeriStar") notified the Company that it would be unable to fulfill its contractual obligation to purchase nine full-service hotels from Prime. Under the terms of the contract, Prime received a $4 million contract termination fee. Prime had previously modified its business and development plans in September 1998 under the assumption that MeriStar would be unable to consummate this transaction due to changes in the capital markets. Prime will continue to operate the nine full-service hotels which generated $80.3 million in revenue and $25.7 million in EBITDA in 1998.

     Since December 1998, the Company has sold two AmeriSuites hotels and certain other assets for total proceeds of $25.4 million. The Company has utilized the proceeds to purchase 2.5 million shares of its common stock in 1999. Under the terms of the covenants of its $200 million revolving credit facility (the "Revolving Credit Facility"), stock repurchases are limited to $50 million in 1999. The Company intends to continue to reduce its real estate holdings with the proceeds to be utilized for stock repurchases, debt reduction and/or new development.

INDUSTRY OVERVIEW

     In 1998, industry-wide percentage growth in supply exceeded industry-wide percentage growth in room demand (4.0% versus 3.1%), continuing a trend that began in 1997. This resulted in a slight decline in overall occupancy levels from 64.5% in 1997 to 64.0% in 1998. However, due to the relatively high levels of occupancy, the industry as a whole has been able to increase the average daily rate ("ADR") by 4.4% from $75.31 in 1997 to $78.62 in 1998, resulting in a REVPAR increase of 3.6%. Historical performance, however, may not be indicative of future results.

     The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the Company's hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Maryland and Delaware and; the West South Central Region is composed of Texas, Oklahoma, Arkansas and Louisiana. The table also includes operating data concerning the two price levels (of the five price levels classified by Smith Travel Research) in which the Company competes: upscale and mid-price. REVPAR data was calculated by the Company based on occupancy and ADR data supplied by Smith Travel Research.

                                                                               % CHANGE IN:
                                                  ROOM SUPPLY                   ROOM DEMAND                     REVPAR
                                          ---------------------------   ---------------------------   ---------------------------
                                          1996 V.   1997 V.   1998 V.   1996 V.   1997 V.   1998 V.   1996 V.   1997 V.   1998 V.
                                           1995      1996      1997      1995      1996      1997      1995      1996      1997
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------
United States...........................    2.3%      3.4%      4.0%      3.1%      2.5%      3.1%      7.8%      5.3%      3.6%
BY REGION:
Middle Atlantic.........................    1.0       1.7       2.3       3.3       2.5       3.1      10.1       9.6       7.3
South Atlantic..........................    2.0       3.4       4.3       3.3       2.4       2.8       7.9       4.7       2.7
West South Central......................     --       4.9       5.1        --       4.0       5.2        --       4.3       4.5
BY SERVICE (PRICE LEVEL):
Upscale.................................    3.4       4.0       5.0       3.4       3.7       4.2       5.4       4.7       2.9
Mid-Price...............................    3.3       4.6       6.2       3.3       3.5       4.7       6.7       4.9       3.4

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Portfolio as of February 28, 1999:

                                        OWNED(1)         LEASED(2)        MANAGED(3)     FRANCHISED(4)       TOTAL(5)
                                     ---------------   --------------   --------------   --------------   ---------------
                                     HOTELS   ROOMS    HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                                     ------   ------   ------   -----   ------   -----   ------   -----   ------   ------
ALL-SUITES:
  AmeriSuites......................    73      9,399     19     2,403                       2      258      94     12,060
EXTENDED-STAY:
  HomeGate Studios & Suites........    38      4,774                                                        38      4,774
FULL-SERVICE:
  Crowne Plaza.....................                       2      362                                         2        362
  Hilton...........................     1        355                       1      408                        2        763
  Holiday Inn......................     2        390      1      160                                         3        550
  Howard Johnson...................                                        1      116                        1        116
  Independent......................                       1      149                                         1        149
  Marriott.........................     1        504                                                         1        504
  Radisson.........................     3        627                                                         3        627
  Ramada...........................     5        823      3      433       4      796                       12      2,052
  Sheraton.........................     1        240      2      349                                         3        589
                                      ---     ------     --     -----     --     -----                     ---     ------
         Total Full-Service........    13      2,939      9     1,453      6     1,320                      28      5,712
LIMITED-SERVICE:
  Howard Johnson...................     1        108                       4      549                        5        657
  Wellesley Inns...................    28      2,812                                                        28      2,812
                                      ---     ------                      --     -----                     ---     ------
         Total Limited-Service.....    29      2,920                       4      549                       33      3,469
         Total.....................   153     20,032     28     3,856     10     1,869      2      258     193     26,015
                                      ===     ======     ==     =====     ==     =====     ==      ===     ===     ======

---------------
(1) The Owned Hotels represent those hotels in which the Company retains the economic interest. The Company owns the fee interest in all but nine of the hotels, which hotels are operated under ground or building lease agreements. The ground and building leases covering the Company's leased hotels provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues.

(2) The Leased Hotels have agreements which provide for minimum rents which increase annually by the inflation rate and percentage rents based on a percentage of room, food and beverage and other revenue. The percentage lease calculations are designed to provide the Company with revenue streams equal to approximately 2.5% to 3.0% of hotel revenues. The 19 AmeriSuites hotels in this category are operated pursuant to franchise agreements which also provide the Company with a 4.0% royalty fee.

(3) Of the 10 Managed Hotels, the Company has significant financial interests in the form of a mortgage or profit participations on five hotels.

(4) Franchised Hotels are hotels operated by third parties under AmeriSuites franchise agreements.

(5) In addition to the above, as of February 28, 1999, Prime has three AmeriSuites comprising 407 rooms and six HomeGates comprising 702 rooms under construction.

     The following table sets forth the location of the Portfolio as of February 28, 1999:

                               OWNED            LEASED          MANAGED         FRANCHISED          TOTAL
                          ---------------   --------------   --------------   --------------   ---------------
                          HOTELS   ROOMS    HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                          ------   ------   ------   -----   ------   -----   ------   -----   ------   ------
Alabama.................     1        128      1      128                                         2        256
Arizona.................     7        916      1      117                                         8      1,033
Arkansas................     1        130                                                         1        130
California..............     1        128                       1       96      1       128       3        352
Colorado................     5        663                                                         5        663
Connecticut.............     4        492      2      305                                         6        797
Florida.................    26      3,000      4      431       1      115                       31      3,546
Georgia.................     9      1,157                       1      189                       10      1,346
Idaho...................     1        128                                                         1        128
Illinois................     6        753                                                         6        753
Indiana.................     2        263      1      126                                         3        389
Kansas..................     3        379      1      126                                         4        505
Kentucky................     2        251                                                         2        251
Louisiana...............                       1      128                                         1        128
Maine...................                                                        1       130       1        130
Maryland................                       1      128                                         1        128
Massachusetts...........     1        158                                                         1        158
Michigan................     2        256                                                         2        256
Minnesota...............     1        128      1      128                                         2        256
Nevada..................     1        125      3      552                                         4        677
New Jersey..............    15      2,455      4      637       7     1,469                      26      4,561
New Mexico..............     2        237      1      128                                         3        365
New York................     8        933                                                         8        933
North Carolina..........     5        649                                                         5        649
Ohio....................     4        462      3      379                                         7        841
Oklahoma................     3        384                                                         3        384
Oregon..................     1        137      1      161                                         2        298
Pennsylvania............     4        632                                                         4        632
South Carolina..........     2        239                                                         2        239
Tennessee...............     3        379      2      256                                         5        635
Texas...................    28      3,522                                                        28      3,522
U.S. Virgin Islands.....     1        504                                                         1        504
Virginia................     4        444      1      126                                         5        570
                           ---     ------     --     -----     --     -----     --      ---     ---     ------
          Total.........   153     20,032     28     3,856     10     1,869     2       258     193     26,015
                           ===     ======     ==     =====     ==     =====     ==      ===     ===     ======

     The following table sets forth for the five years ended December 31, 1998 operating data for the hotels in the Portfolio as of December 31, 1998. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of the Marriott Frenchman's Reef Hotel (the "Frenchman's Reef"), which were impacted by hurricane damage, have been excluded from the table. For purposes of showing operating trends, the results of Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                      OWNED                                 TOTAL
                               -------------------                   -------------------
                                HOTELS      ROOMS                     HOTELS      ROOMS
                               ---------    ------                   ---------    ------
1994...................            45        5,828                       70        9,995
1995...................            50        6,415                       78       10,969
1996...................            60        7,695                       92       12,698
1997...................           100       12,915                      137       18,558
1998...................           140       18,042                      178       23,884

                         OCCUPANCY     ADR      REVPAR    OCCUPANCY     ADR      REVPAR
                         ---------    ------    ------    ---------    ------    ------
1994...................    72.1%      $58.11    $41.89      70.8%      $64.29    $45.51
1995...................    69.0        62.16    42.88       69.9        68.15     47.63
1996...................    68.6        68.18    46.76       70.8        73.95     52.38
1997...................    66.5        71.55    47.58       68.5        77.13     52.81
1998...................    64.6        75.13    48.52       66.4        80.22     53.24

AMERISUITES

     The Company currently has 94 AmeriSuites in operation and has three AmeriSuites hotels under construction. In addition, Prime has signed 10 AmeriSuites franchise agreements and has 22 applications pending. The AmeriSuites brand is being developed primarily through new construction to assure product consistency and quality. All of the current AmeriSuites hotels have been developed with Prime's capital. The Company intends to develop AmeriSuites on a more limited scale with the bulk of new development coming from franchisees.

     AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other mid-price and upscale brands such as Courtyard by Marriott and Holiday Inn. The average age of the AmeriSuites hotels as of February 28, 1999 was approximately 1.75 years. In 1998, AmeriSuites which were in operation for at least one year generated an average EBITDA of $1.2 million, representing an average unleveraged 16.8% return on total invested capital. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing all-suites segment.

     AmeriSuites are all-suites, upscale hotels which offer guests an attractively designed suite with a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fully-equipped business centers, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the quality of the guest suites, which offer distinct living, sleeping and kitchen areas and the consistency of product quality. AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites". TCB Suites were developed specifically for the business traveler and feature a well-equipped, in-suite office, including an oversized desk with executive chair, dual phone lines, easy chair and ottoman, in addition to voice mail, data ports and other amenities. Each AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct sales, national marketing programs and a central reservation system.

     Since 1997, the Company has utilized a central reservation system for the AmeriSuites brand developed and operated by REZsolutions, Inc. In 1998, the REVPAR contribution from the central reservation system for comparable AmeriSuites hotels increased by 21% over the prior year level to 33% of revenues.

     Management believes that the growing AmeriSuites infrastructure, consisting of elements such as improved frequent stay programs, an enhanced central reservations system, increased advertising and marketing programs and the heightened visibility from the increase in the chain's number of hotels in the past year will permit AmeriSuites to achieve critical mass and outperform its older, more established competitors.

     The following table sets forth for the five years ended December 31, 1998 certain data with respect to the Owned AmeriSuites hotels. Operating data for the hotels built during the period are presented from the dates such hotels commenced operations. For purposes of showing operating trends, comparable data has also been presented for the AmeriSuites hotels which have been in operation for all of 1997 and 1998.

                                      OWNED                                 TOTAL
                               -------------------                   -------------------
                                HOTELS      ROOMS                     HOTELS      ROOMS
                               ---------    ------                   ---------    ------
1994...................             5          618                       12        1,494
1995...................            10        1,205                       19        2,319
1996...................            20        2,485                       33        4,048
1997...................            20        2,485                       63        7,969
1998...................            20        2,485                       83       10,684

                         OCCUPANCY     ADR      REVPAR    OCCUPANCY     ADR      REVPAR
                         ---------    ------    ------    ---------    ------    ------
1994...................    73.9%      $60.94    $45.03      65.9%      $59.90    $39.50
1995...................    67.7        67.27    45.52       67.2        65.45     43.98
1996...................    62.2        73.85    45.93       65.6        72.12     47.28
1997...................    67.5        74.77    50.44       65.1        75.65     49.23
1998...................    68.4        78.03    53.39       65.9        81.16     53.45

HOMEGATE STUDIOS & SUITES

     Prime currently owns 38 HomeGate hotels and has six HomeGates under construction. All of the HomeGate hotels are owned and operated by the Company. The HomeGate hotels were developed primarily through new construction within the past two years. The Company currently has seven non-prototype hotels, six of which were purchased and subsequently converted. The Company is currently reviewing its options regarding these seven hotels, including potential sales or reflaggings.

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

     Each HomeGate hotel features three types of room configurations: studios (300 square feet); suites (450 square feet); and executive suites (570 square feet). The hotels offer amenities that appeal to extended-stay hotel guests, including a fully equipped kitchen consisting of a full-size refrigerator, a cooktop, a microwave oven, a dishwasher, a coffee maker and utensils; separate cooking, living and sleeping areas; an oversized work desk; two telephone jacks with dataports; a direct-dial telephone with voice-mail messaging; cable television and a sleeper sofa. Homegates also provide 24 hour desk service, and other services such as daily maid service for one to six night stays, weekly maid service for stays longer than six nights, twice-weekly linen service, a coin-operated laundry facility and an exercise room.

     In 1998, the Company introduced the HomeGate Suites concept, an upscale version of HomeGate Studios and Suites. The HomeGate Suites will solely feature suite rooms, in contrast to the HomeGate Studios and Suites product which features a combination of studios and suites. The Company currently has one HomeGate Suites hotel under construction.

     Extended-stay hotels typically experience longer average guest stays than traditional hotels, resulting in higher average occupancies and a more stable revenue stream. While HomeGate hotels generally emphasize a minimum stay of one week, daily rates are also offered. In addition, the staffing levels of extended-stay hotels are much lower than those of traditional hotels, because many labor intensive services offered by full-service hotels are de-emphasized or excluded entirely, resulting in lower labor costs. At the HomeGate hotels, there is no food and beverage service and limited common area amenities. The low labor costs combined with fewer amenities result in higher operating margins than traditional hotels. The HomeGate hotels are marketed primarily at the local levels. In July 1998, the hotels also began utilizing the central reservation system operated by REZsolutions, Inc.

     The Company has expanded its HomeGate brand to take advantage of what management perceives as an underserved and growing market. Based on industry data compiled by D.K. Shifflet and Smith Travel Research, the demand for business extended-stay rooms is between 400,000-500,000 rooms per night, however only 140,000 rooms are dedicated to the extended-stay market. This imbalance is most severe in the mid-price range where supply is estimated at 22,000 rooms and there is no dominant competitor. The Company also believes that favorable demographic and social trends will also benefit the extended-stay market. In particular, increases in business mobility, corporate training, temporary assignments and business relocations have created more demand for extended-stay facilities.

     The Company does not intend to develop new HomeGate hotels in the short term. Due to its rapid growth, the Company plans to focus on the chain's operations and on maximizing the profits on existing hotels.

     The following table sets forth for the two years ended December 31, 1998, certain data with respect to HomeGate hotels. Operating data for the hotels built during the period are presented from the dates such hotels commenced operations.

                                                            TOTAL
                                       ------------------------------------------------
                                       HOTELS    ROOMS    OCCUPANCY     ADR      REVPAR
                                       ------    -----    ---------    ------    ------
1997.................................    14      1,789      51.9%      $38.13    $19.79
1998.................................    35      4,406      54.0%       46.59     25.15

WELLESLEY INNS AND OTHER LIMITED SERVICE HOTELS

     The Company's limited-service hotels consist primarily of 28 Wellesley Inns, all of which are owned and operated by the Company.

     Of the Company's 28 Wellesley Inns, 15 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has 105 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television with free movie channels and in-room coffee makers. Marketing efforts for the Wellesley Inns chain rely heavily on direct marketing and billboard advertising. In addition, the Wellesley Inns are marketed under the reservation system operated by REZsolutions, Inc. In 1998, the REVPAR contribution from the central reservation system for the Wellesley Inns hotels increased by 16% to 17% of revenues. In Florida, where the population has grown rapidly, the Company has built a geographically concentrated group of Wellesley Inns, thereby developing regional brand name recognition. The majority of the Florida Wellesley Inns were constructed within the past ten years.

     In 1997, Prime completed a $9 million reimaging program at 14 Wellesley Inns which were acquired in March 1996. The reimaging included upgrades to the hotels' curb appeal with a redesigned arrival court, new landscaping and a bright, new exterior. Interior upgrades included an expanded lobby and continental breakfast area and totally renovated rooms. Prime believes that the reimaging improved the consistency and quality of the chain.

     The Company intends to grow the chain through franchisees. Prime will consider both new construction and conversion of existing hotels for its new franchises. The Company signed its first Wellesley franchise agreement in 1998.

     The following table sets forth for the five years ended December 31, 1998 operating data for Wellesley Inns as of December 31, 1998. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of 14 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                                            TOTAL
                                       ------------------------------------------------
                                       HOTELS    ROOMS    OCCUPANCY     ADR      REVPAR
                                       ------    -----    ---------    ------    ------
1994.................................    28      2,812      77.8%      $48.12    $37.44
1995.................................    28      2,812      75.3        52.11     39.25
1996.................................    28      2,812      73.8        53.80     39.72
1997.................................    28      2,812      73.6        58.29     42.87
1998.................................    28      2,812      70.8        61.13     43.26

     The Company's other limited-service hotels consist of five hotels operated under franchise agreements, four of which are managed for third parties. The hotels have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services. They are designed to appeal primarily to business travelers.

FULL-SERVICE HOTELS

     The Company operates 28 full-service hotels primarily in the upscale segment with food service and banquet facilities under franchise agreements with Hilton, Marriott, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada. The full-service hotels are concentrated in the Northeast. The Company owns 13 of these hotels, operates nine hotels under lease agreements with REITs and manages six hotels for third parties. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for full-service hotels consists primarily of business travelers. In addition, the Company's sales force actively markets meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. The hotels are also marketed through national franchisor programs, central reservation systems and the Company's national sales group.

     The Company's full-service hotels generally have between 150 and 300 rooms and pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and business centers. In order to enhance guest satisfaction, the Company also has theme concept lounges in a number of its hotels. In recent years, the Company has received recognition from various franchisors and associations for its hotel quality and service.

     The Company owns and operates one resort hotel, the Marriott's Frenchman's Reef Hotel in St. Thomas, U.S. Virgin Islands. The Frenchman's Reef is a 504-room resort hotel which includes a 408-room eight-story building and 96 rooms in the adjacent Morningstar Beach Resort. The Frenchman's Reef has seven restaurants, extensive convention facilities, complete sports and beach facilities and a self-contained, total energy system. The Frenchman's Reef is marketed directly through its own sales force at the hotel, through regional offices located in Connecticut and Virginia and through the Marriott reservation system. The Frenchman's Reef market includes tour groups, corporate meetings, conventions and individual vacationers.

     In December 1997, the Frenchman's Reef and Morningstar Beach Resorts reopened after completing a $45 million property renovation. The resorts were closed in April 1997 in order to implement a major renovation of the facilities which were damaged by hurricanes in 1995 and 1996. All rooms at the Frenchman's Reef have been completely renovated along with the lobby, public areas, pools and restaurants. In addition to the upgrades, certain enhancements have been made to the resorts in order to fortify them against severe windstorms. Those enhancements include hurricane resistance shutters to all public areas, new pitched metal roofs, improved exterior walls, and the addition of hurricane resistant glass storm doors to every guestroom.

     As part of the Company's strategy to reduce its real estate holdings, in 1998 the Company sold and leased back eight full-service hotels to MeriStar. In the future, the Company intends to divest certain of its remaining 13 owned full-service hotels which are not consistent with the majority of its portfolio including certain mid-price hotels and the Frenchman's Reef.

     Prime intends to capitalize on its ability to effectively manage full-service hotels. While Prime does not intend to acquire full-service hotels, it does plan to invest capital to pursue management opportunities in the full-service segment either as a manager and/or lessee.

     The following table sets forth for the five years ended December 31, 1998, operating data for the full-service hotels in the Company's portfolio as of December 31, 1998. For purposes of showing operating trends, the results of the Frenchman's Reef, which were impacted by hurricane damage, have been excluded from the table. Operating data for the hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of 6 Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                      OWNED                                    TOTAL
                               -------------------                      -------------------
                                HOTELS      ROOMS                        HOTELS      ROOMS
                               ---------    ------                      ---------    ------
1994.................              11        2,285                          25        5,027
1995.................              11        2,285                          26        5,176
1996.................              11        2,285                          26        5,176
1997.................              12        2,435                          27        5,325
1998.................              12        2,435                          27        5,325

                         OCCUPANCY     ADR      REVPAR    OCCUPANCY     ADR      REVPAR
                         ---------    ------    ------    ---------    ------    ------
1994....................   64.3%      $74.27    $47.78      68.9%      $78.13    $53.83
1995....................   61.8        75.83    46.89       68.1        81.26     55.37
1996....................   67.4        83.94    56.54       72.5        88.15     63.87
1997....................   71.6        92.28    66.02       73.9        95.84     70.80
1998....................   70.7       101.95    72.03       73.1       104.64     76.51

FRANCHISING

     Prime has implemented several franchise initiatives in order to further accelerate the growth of its brands. In 1998, the Company completed its statutory filings and received all the necessary approvals to begin franchising. The Company has also developed internal franchise marketing, training and quality assurance programs to provide support to franchisees and control product quality. The Company established a franchise sales team consisting of a senior vice president and eight regional sales vice presidents. Prime currently has 21 hotels operated under AmeriSuites franchise agreements, 19 of which are with Equity Inns, Inc. ("Equity Inns").

     In 1997, Prime entered into a strategic alliance with Equity Inns whereby Equity Inns has rights to acquire certain AmeriSuites through 2000. Pursuant to this agreement, Prime will generate franchise income for its services and for use of the AmeriSuites name. Thus far, Equity Inns has purchased 19 hotels from Prime. Due to the recent changes in the capital markets affecting REITs, the Company is not projecting sales of hotels to Equity Inns in the near future.

     As of February 28, 1999, the Company has signed 10 new AmeriSuites franchise agreements and one Wellesley Inn franchise agreement for new hotels to be developed and has 22 additional AmeriSuites franchise applications pending. The standard franchise agreement has a term of ten years and requires the franchisee to maintain certain operating and product standards. The franchise fees are generally comprised of an initial application fee and monthly fees based on a percentage of hotel revenues. The monthly fees cover royalties and the cost of marketing and reservation services. Prime will also offer additional services including purchasing and design services. The standard monthly fees as a percentage of room sales are as follows:

                                               ROYALTY    MARKETING
                                                 FEE         FEE       RESERVATION
                                               -------    ---------    -----------
AmeriSuites..................................    5.0%        2.0%          1.5%
HomeGate.....................................    4.5%        2.0%          1.5%
Wellesley Inns...............................    4.5%        2.0%          1.5%

DEVELOPMENT

     The Company has developed its AmeriSuites brands utilizing its internal development resources in order to maintain control of the development process. The HomeGate hotels were developed under a master development agreement with Trammel Crow Residential and Greystar Capital Partners entered into by Homegate Hospitality, Inc. prior to its merger with the Company. The agreement terminated on December 31, 1998. The following are key factors in the development process.

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

     Strategy. The Company has expanded into new regions by first developing hotels in certain key cities which it has targeted. The Company has added additional hotels in that region in cities which are logical destinations from the key cities. This strategy has permitted the Company to quickly build brand recognition in a particular region. Key cities where AmeriSuites are open or under development include Dallas/Fort Worth (8), Atlanta (7), Chicago (7), Miami/Ft. Lauderdale (4), Denver (3) and Phoenix (3). Key cities where HomeGate hotels are open or under construction include Dallas/Ft. Worth (5), Austin (4), Houston (4), Phoenix (4) and Orlando (3). The Company has also focused on areas where there are high barriers to entry and where the development process is more time consuming. The Company currently has hotels open or under development in the Northeast in New Jersey (3), Connecticut (2) and suburban Boston and the West Coast in Sacramento and San Francisco.

OPERATIONS

     As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With 191 hotels under management covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, resulting in economies of scale and leading to above-market hotel profit margins. As a result of these operating strategies, the Company's hotels generated average operating profit margins that exceeded comparable industry averages for 1997, the most current data available from industry sources, by approximately 8% for all-suites hotels, 19% for full-service hotels and 4% for limited-service hotels.

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

     The central management team is located in Fairfield, New Jersey, with AmeriSuites and HomeGate operations offices in Atlanta, Georgia. Central management provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

     Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 10 to 30 hotels. They are supported by training, food and beverage and human resources departments, each staffed full-time by specialized professionals. The Company's training efforts focus on sales, housekeeping, food service, front desk services and leadership. The Company believes these efforts increase employee effectiveness, reduce turnover and improve the level of guest services.

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

     The Company's brand advertising programs are developed at the central office. As the AmeriSuites chain has grown, the Company has rapidly increased its brand marketing expenditures, spending approximately 2% of revenues. The Company has also developed marketing clubs targeted for frequent travelers and other customer groups. In addition, the Company has formed a national sales group which markets its hotels to major companies which produce a high volume of room nights.

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

CAPITAL IMPROVEMENTS

     The Company continuously refurbishes its Owned Hotels in order to maintain consistent quality standards. The Company generally spends between 3% to 6% of hotel revenue on capital improvements at its Owned Hotels and typically refurbishes each hotel approximately every five years. The Company believes that its Owned Hotels are in generally good physical condition, with over half of the Owned Hotels being five years old or less. The Company recommends refurbishment and repair projects on its Managed Hotels and Leased Hotels although spending amounts vary based on the plans of such hotels' owners and the significance of the Company's interest as a franchisor or mortgagee.

     In addition to making normal capital improvements, the Company reviews, on an on-going basis, each hotel's competitive position in the local market in order to decide the types of product that will best meet the market's demand characteristics. During the past three years, the Company has repositioned several of its Owned Hotels. Repositioning a hotel generally requires renovation and refurbishment of the exterior and interior of the building and may result in a change of brand name.

LEASED HOTELS

     As of February 28, 1999, the Company operates 28 hotels under lease agreements with REITs. The leases have terms of 10 years expiring from 2007 to 2008 with certain renewal options. The agreements provide for minimum rents which increase annually by the inflation rate and percentage rents based on a percentage of room, food and beverage and other revenue. The percentage lease calculations are designed to provide the Company with revenue streams equal to approximately 2.5% to 3.0% of hotel revenues. The Company also operates 19 of the 28 Leased Hotels, pursuant to AmeriSuites franchise agreements which also provide the Company with a 4.0% royalty fee. The remaining Leased Hotels are operated under franchise agreements with national chains.

MANAGEMENT AGREEMENTS

     As of February 28, 1999, the Company provided hotel management services to third party hotel owners of 10 Managed Hotels. Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions. The Company's fixed management fee percentages average 3.5% of total revenues before giving consideration to performance related incentive payments. Terms of the management agreements vary with expiration dates ranging from 2000 to 2011. Although management agreements may be terminated in connection with a change in ownership of the underlying hotels, such risks may be limited due to the Company's other financial interests in these hotels. The Company holds financial interests in the form of mortgages or significant profit participations in 5 of the 10 Managed Hotels. The Company intends to pursue new management opportunities to capitalize on its present management infrastructure, particularly in the full-service segment.

AGREEMENTS AS FRANCHISEE

     The Company has entered into franchise licensing agreements with franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The franchise agreements require the Company to pay monthly fees, to maintain certain standards and to implement certain capital programs. The payment of monthly fees, which typically total 7% to 8% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to monthly fees payable to the franchisor. The Company currently enjoys good relationships with its franchisors.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 6,800 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal quarter ended December 31, 1998 to a vote of the security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share, trades on the New York Stock Exchange (the "NYSE") under the symbol "PDQ." As of March 15, 1999 there were 51,220,358 shares of common stock outstanding.

     The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

                                                           HIGH    LOW    DIVIDEND/SHARE
                                                           ----    ---    --------------
Year Ended December 31, 1997
  First Quarter..........................................  $18 1/8 $14 1/8       0
  Second Quarter.........................................   20 7/8  14 3/4       0
  Third Quarter..........................................   22 9/16  17 1/2       0
  Fourth Quarter.........................................   23 3/16  16 5/16       0

Year Ended December 31, 1998
  First Quarter..........................................   20 5/8  17 1/4       0
  Second Quarter.........................................   21 1/4  17 1/16       0
  Third Quarter..........................................   18 3/4   5 5/8       0
  Fourth Quarter.........................................   10 15/16   4        0

     As of March 15, 1999, the closing sales price of the common stock on the NYSE was $10 1/2 per share, and there were approximately 2,022 holders of record of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The table below presents selected consolidated financial data derived from the Company's historical financial statements for the five years ended December 31, 1998. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                     1994        1995        1996         1997          1998
                                   --------    --------    --------    ----------    ----------
                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Total revenues.................  $134,303    $205,628    $271,100    $  340,961    $  469,405
  Income from continuing
     operations before
     extraordinary items.........    18,258      17,465      30,048        25,856        53,847
  Extraordinary items-gains on
     discharge of indebtedness
     (net of income taxes).......       172         104         202            75            --
  Net income.....................    18,430      17,569      30,250        25,931        53,847
BALANCE SHEET DATA:
  Total assets...................  $434,932    $573,241    $877,100    $1,196,666    $1,408,398
  Long-term debt, net of current
     portion.....................   178,545     276,920     319,836       554,500       582,031
  Stockholders' equity...........   204,065     232,916     484,584       524,413       641,045

     Quarterly financial data for the years ending December 31, 1997 and 1998 is presented as follows (in thousands, except per share amounts).

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                         1997         1997          1997             1997
                                       ---------    --------    -------------    ------------
Net revenue..........................   $78,053     $85,562        $87,804         $ 89,542
Operating income.....................    18,085      25,544         24,846           22,363
Merger expenses......................        --          --             --          (18,555)
Net income before extraordinary
  items..............................     8,202      12,513         10,564           (5,423)
Extraordinary items (net of tax).....        22          53             --               --
Net income...........................     8,224      12,566         10,564           (5,423)
Earnings per common share:
Basic:
Income before extraordinary items....   $  0.18     $  0.27        $  0.23         $  (0.12)
Extraordinary items..................        --          --             --               --
                                        -------     -------        -------         --------
Earnings per share...................   $  0.18     $  0.27        $  0.23         $  (0.12)
                                        =======     =======        =======         ========
Diluted:
Income before extraordinary items....   $  0.17     $  0.26        $  0.22         $  (0.11)
Extraordinary items..................        --          --             --               --
                                        -------     -------        -------         --------
Earnings per share...................   $  0.17     $  0.26        $  0.22         $  (0.11)
                                        =======     =======        =======         ========

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           1998        1998         1998            1998
                                         ---------   --------   -------------   ------------
Net revenue............................  $103,288    $122,947     $121,045        $122,125
Operating income.......................    21,125      24,641       18,908          24,287
Extraordinary items (net of tax).......        --          --           --              --
Net income.............................    10,291      23,571        8,943          11,042
Earnings per common share:
Basic:
Income before extraordinary items......  $   0.22    $   0.45     $   0.17        $   0.20
Extraordinary items....................        --          --           --              --
                                         --------    --------     --------        --------
Earnings per share.....................  $   0.22    $   0.45     $   0.17        $   0.20
                                         ========    ========     ========        ========
Diluted:
Income before extraordinary items......  $   0.20    $   0.43     $   0.17        $   0.20
Extraordinary items....................        --          --           --              --
                                         --------    --------     --------        --------
Earnings per share.....................  $   0.20    $   0.43     $   0.17        $   0.20
                                         ========    ========     ========        ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited-service). Also within its portfolio are full-service hotels operated under franchise agreements with national hotel chains. As of February 28, 1999, the Company owned 153 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with REITs (the "Leased Hotels"), managed 10 hotels for third parties (the "Managed Hotels") and franchised two hotels which it does not operate (the "Franchised Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of hotel revenues (generally between 2.5% to 5.0%) generated by the Leased Hotels, Managed Hotels and Franchised Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and only records management fees (including incentive management fees) on the Managed Hotels and franchise revenue on the Franchised Hotels.

     Effective September 30, 1998, A.F. Petrocelli was appointed to the position of Chairman and CEO replacing David Simon. Mr. Petrocelli had previously served on Prime's Board of Directors since 1992, and is also Chairman and CEO of United Capital Corp. (ASE:AFP), a diversified real estate and manufacturing company. On October 23, 1998, Mr. Petrocelli was also appointed President of Prime, replacing John Elwood, who resigned from the Company.

     The Company's strategy is to develop proprietary brands in growing market segments. The Company seeks to further expand its brands through franchising which commenced in 1998. Through the development of its proprietary brands, the Company has positioned itself to generate additional revenues with minimal capital investment. The Company's growth focuses on the new construction of AmeriSuites hotels both directly by the Company and by franchisees. Due to the uncertainty in the capital markets, during the third quarter Prime reduced its hotel development to levels which can be funded by internal cash sources.

     In 1998, earnings from recurring operations increased by 33.3% over 1997 levels. The earnings gains were the result of strong growth in revenue per available room ("REVPAR") and profit margins at comparable Owned Hotels and significant new AmeriSuites unit growth. For the comparable Owned Hotels, REVPAR increased by 5.2% in 1998 over 1997 levels. The combination of strong REVPAR increases and effective expense controls resulted in increases in gross operating profits at comparable Owned Hotels of 7.0%. The earnings growth was also favorably affected by the addition of 45 new AmeriSuites hotels and 35 new HomeGate hotels since January 1, 1997.

     The Company's EBITDA increased by $23.3 million, or 18.6%, from $125.0 million in 1997 to $148.3 million in 1998, and Hotel EBITDA increased by $11.6 million, or 8.9%, from $130.4 million in 1997 to $142.0 million in 1998. EBITDA represents earnings before extraordinary items, interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The Company's hotels operate in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the mid-price extended-stay segment under the Company's proprietary HomeGate Studios & Suites brand; the upscale full-service segment, under major national franchises; and the mid-price limited-service segment, primarily under the Company's proprietary

Wellesley Inns brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                           1997                      1998
                                  ----------------------    ----------------------
                                   AMOUNT     % OF TOTAL     AMOUNT     % OF TOTAL
                                  --------    ----------    --------    ----------
All-suites......................  $ 52,377       39.3%      $ 71,658       50.5%
Full-service....................    53,861       40.5         39,111       27.5
Limited-service.................    24,120       18.1         20,875       14.7
Extended-Stay...................     2,771        2.1         10,350        7.3
                                  --------      -----       --------      -----
          Total.................  $133,129      100.0%      $141,994      100.0%
                                  ========      =====       ========      =====

     Hotel EBITDA for 1998 reflects the shifting mix in the Company's hotel portfolio toward its proprietary brand AmeriSuites and the sale/leaseback of eight full-service hotels. Based on the Company's development plans, Prime expects the relative contribution from its all-suite AmeriSuites hotels and extended-stay HomeGate hotels to continue to increase in 1999.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998
COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     The following table presents the components of operating income, operating expense, margins and other data for the Company and the Company's comparable Owned Hotels for the years ended December 31, 1998 and 1997. The results of hotels divested during 1997 and 1998 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                               COMPARABLE OWNED
                                                               TOTAL               HOTELS(1)
                                                        -------------------   -------------------
                                                          1997       1998       1997       1998
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT ADR AND REVPAR)
Income Statement Data:
Revenues:
  Lodging.............................................  $272,267   $393,988   $153,379   $160,715
  Food and beverage...................................    41,968     53,391     22,332     24,746
  Management, franchise and other fees................     9,708     13,362
  Interest on mortgages and notes receivable..........     6,097      4,664
  Business interruption insurance.....................    10,921      4,000
                                                        --------   --------
          Total revenues..............................   340,961    469,405
Direct hotel operating expenses:
  Lodging.............................................    68,072     98,400     38,574     40,309
  Food and beverage...................................    31,036     39,771     17,289     18,900
  Selling and general.................................    70,225     99,361     38,860     39,573
Occupancy and other operating.........................    23,669     57,067
General and administrative............................    22,923     26,509
Depreciation and amortization.........................    34,198     41,975
Other charges.........................................        --     17,361
Operating income......................................    90,838     88,961
Operating expense margins:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging revenue.........      25.0%      25.0%      25.1%      25.1%
  Food and beverage, as a percentage of food and
     beverage revenue.................................      74.0%      74.5%      77.4%      76.4%
  Selling and general, as a percentage of lodging and
     food and beverage revenue........................      22.3%      22.2%      22.1%      21.3%
Occupancy and other operating, as a percentage of
  lodging and food and beverage revenue...............       7.5%      12.8%
General and administrative, as a percentage of total
  revenue.............................................       6.7%       5.6%
Other Data:
Occupancy.............................................      67.6%      69.7%      70.9%      69.8%
ADR...................................................  $  74.72   $  70.22   $  73.68   $  78.70
REVPAR................................................  $  50.53   $  48.95   $  52.20   $  54.91
Gross operating profit................................  $140,831   $209,847   $ 80,988   $ 86,679

---------------
(1) For purposes of this discussion of results of operations, comparable Owned Hotels refers to the 60 Owned Hotels that were owned by the Company during all of 1997 and 1998.

     Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $121.7 million, or 44.7%, from $272.3 million in 1997 to $394.0 million in 1998. The increase was primarily due to incremental revenues of $96.5 million from the new hotels added during 1997 and 1998, and growth in revenues at comparable Owned Hotels of $7.3 million. In addition, revenues at the

Frenchman's Reef increased by $14.8 million over the prior year as the hotel was closed for most of 1997 for renovation.

     The following table illustrates the REVPAR growth in 1998 from the Company's comparable Owned Hotels, by industry segment.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1997      1998       %
                                                     ------    -------    ---
AMERISUITES
  Occupancy........................................    67.5%      68.4%
  ADR..............................................  $74.77    $ 78.03
  REVPAR...........................................  $50.44    $ 53.39    5.9%
FULL-SERVICE
  Occupancy........................................    71.7%      70.6%
  ADR..............................................  $92.33    $101.56
  REVPAR...........................................  $66.19    $ 71.67    8.3%
WELLESLEY INNS
  Occupancy........................................    73.6%      70.8%
  ADR..............................................  $58.29    $ 61.13
  REVPAR...........................................  $42.87    $ 43.26    0.9%
TOTAL
  Occupancy........................................    70.9%      69.8%
  ADR..............................................  $73.68    $ 78.70
  REVPAR...........................................  $52.20    $ 54.91    5.2%

     The REVPAR increases reflect the results of continued favorable industry trends in the full-service segment which is concentrated in the Northeast and growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 6.8%, offset by occupancy declines of 1.1 percentage points in 1998.

     Food and beverage revenues increased by $11.4 million, or 27.2%, from $42.0 million in 1997 to $53.4 million in 1998 primarily due to the increase in revenues at the Frenchman's Reef of $8.1 million. Food and beverage revenues for comparable Owned Hotels increased by $2.4 million, or 10.8%, primarily due to increased banquet business.

     Management, franchise and other revenue consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements, sales commissions earned by the Company's national sales group and rental income. Management, franchise and other revenue increased by $3.7 million, or 37.6%, from $9.7 million in 1997 to $13.4 million in 1998. The increase was primarily due to increased base and incentive management fees associated with the Managed Hotels and franchise royalty fees derived from hotels sold to franchisees.

     Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $1.4 million, or 23.5%, from $6.1 million in 1997 to $4.7 million in 1998 due to the settlement of various cash flow mortgages and note receivables in 1997 and 1998.

     Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchman's Reef caused by Hurricane Marilyn in September 1995 and Hurricane Bertha in July 1996. Business interruption insurance revenue decreased by $6.9 million, or 63.4%, from $10.9 million in 1997 to $4.0 million in 1998 due to higher operating losses in 1997.

     Direct lodging expenses increased by $30.3 million, or 44.6%, from $68.1 million in 1997 to $98.4 million in 1998, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, remained constant at 25.0% in 1998 and 1997. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues also remained constant at 25.1% in 1997 and 1998.

     Direct food and beverage expenses increased by $8.8 million, or 28.1%, from $31.0 million in 1997 to $39.8 million in 1998, primarily due to the full year operation of the Frenchman's Reef which reopened in

December 1997 and other new restaurant outlets added in 1997. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 74.0% in 1997 to 74.5% in 1998. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue decreased from 77.4% in 1997 to 76.4% in 1998. The decrease was primarily due to a shift in the mix of revenues to higher margin banquet revenues.

     Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $29.2 million, or 41.5%, from $70.2 million in 1997 to $99.4 million in 1998, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased slightly from 22.3% in 1997 to 22.2% in 1998. For comparable Owned Hotels, direct selling and general expenses as a percentage of revenues also decreased from 22.1% in 1997 to 21.3% in 1998.

     Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $33.4 million, or 141.1%, from $23.7 million in 1997 to $57.1 million in 1998, primarily due to the rent associated with the sale/leaseback of 19 hotels to Equity Inns, Inc. ("Equity Inns") and 8 hotels to MeriStar Hospitality Corporation ("MeriStar"). As a percentage of hotel revenues, occupancy and other operating expenses increased from 7.5% in 1997 to 12.8% in 1998, primarily due to the rent associated with the Leased Hotels.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the hotels and general corporate expenses. General and administrative expenses increased by $3.6 million, or 15.6%, from $22.9 million in 1997 to $26.5 million in 1998, due to increased brand advertising, payroll and training costs associated with opening new AmeriSuites and HomeGate hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.7% in 1997 to 5.6% in 1998 due to operating leverage.

     Depreciation and amortization expense increased by $7.8 million, or 22.7%, from $34.2 million in 1997 to $42.0 million in 1998, due to the impact of new hotel properties.

     Other charges consist of a $10.0 million valuation allowance related to certain non-prototype HomeGate properties, a charge of $4.0 million for costs associated with the terminating hotel development projects under contract, $2.4 million for severance charges related to the resignations of the Company's chief executive officer and chief operating officer, and a $1.0 million charge for hurricane damage at the Frenchman's Reef.

     Investment income increased by $.3 million, or 9.0%, from $3.2 million in 1997 to $3.5 million in 1998 primarily due to higher average cash balances generated by the new borrowing.

     Interest expense decreased by $3.0 million, or 11.1%, from $26.9 million in 1997 to $23.9 million in 1998, primarily due to increases in capitalized interest related to the construction of new hotels. This increase was offset by interest expense related to increased borrowings under the Company's Revolving Credit Facility and the issuance of the $200 Million Senior Subordinated Notes in March 1997. The Company capitalized $18.2 million and $26.7 million of interest in 1997 and 1998, respectively.

     Other income consists of items which are not part of the Company's recurring operations. For the year ended December 31, 1998, other income consisted of gains associated with the settlement of notes receivable of $18.4 million, net gains on property sales of $1.1 million and a net loss on the sale of marketable securities of $1.3 million. Other income for the year ended December 31, 1997, consisted of net gains on property sales of $2.1 million.

     Merger expenses of $18.6 million in 1997 represent costs associated with the merger with HomeGate Hospitality, Inc. Merger expenses consist of $12.0 million for costs associated with the termination of management agreements, $5.2 million of transaction costs which included investment banking, legal and other professional fees and $1.4 million of transition costs which included the cost of consolidating operations, severance and other related benefits.

     The pretax extraordinary gain of $123,000 in 1997 relates to the retirement of debt.

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

---------------
(1) For purposes of this discussion of results of operations, comparable Owned Hotels refers to the 51 Owned Hotels that were owned by the Company during all of 1996 and 1997.

\ Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $71.1 million, or 35.3%, from $201.2 million in 1996 to $272.3 million in 1997. The increase was primarily due to incremental revenues of $56.6 million from the 44 AmeriSuites hotels, added during 1996 and

1997, growth in revenues at comparable Owned Hotels of $12.6 million and incremental revenues of $6.1 million from new HomeGate hotels. These increases were partially offset by a decrease in revenue at the Frenchman's Reef of $7.5 million attributable to hurricane related damage.

     The following table illustrates the REVPAR growth in 1997 from the Company's owned Hotels, by industry segment.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1996      1997      %
                                                     ------    ------    ----
AMERISUITES
  Occupancy........................................    70.2%     71.6%
  ADR..............................................  $71.06    $73.91
  REVPAR...........................................  $49.89    $52.93     6.1%
FULL-SERVICE
  Occupancy........................................    69.3%     72.0%
  ADR..............................................  $85.40    $92.20
  REVPAR...........................................  $59.17    $66.41    12.2%
WELLESLEY INNS
  Occupancy........................................    77.3%     75.7%
  ADR..............................................  $54.30    $58.01
  REVPAR...........................................  $41.98    $43.93     4.7%
TOTAL
  Occupancy........................................    71.1%     72.5%
  ADR..............................................  $73.43    $78.50
  REVPAR...........................................  $52.21    $56.92     9.0%

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

     Food and beverage revenues increased by $531,000, or 1.3%, from $41.4 million in 1996 to $42.0 million in 1997 due to the net addition of two new full-service hotels and growth at comparable outlets. Food and beverage revenues for comparable Owned Hotels increased by $167,000, or 0.5%, due to increased banquet business offset by the impact of renovations at several outlets. The increases were partially offset by a decrease of $3.0 million at the Frenchman's Reef attributable to the hurricane damage.

     Management and other fees consist of base and incentive fees earned under management agreements, fees for additional services rendered to Managed Hotels and sales commissions earned by the Company's national sales group. Management and other fees decreased by $305,000, or 4.5%, from $6.7 million in 1996 to $6.4 million in 1997. The decrease was primarily due to the conversions of Managed Hotels into Owned Hotels partially offset by increased base and incentive management fees associated with the remaining Managed Hotels.

     Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable were even with 1996 levels at $6.1 million.

     Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchmen's Reef caused by Hurricane Marilyn in September 1995 and Hurricane Bertha in July 1996. Business interruption insurance revenue decreased by $2.7 million, or 19.5%, from $13.6 million in 1996 to $10.9 million in 1997 due to higher operating losses in 1996.

     Direct lodging expenses increased by $15.9 million, or 30.3%, from $52.2 million in 1996 to $68.1 million in 1997, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, decreased from 26.0% in 1996 to 25.0% in 1997. This decrease was primarily due to increases in ADR which had minimal corresponding increases in expenses. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues decreased from 25.4% in 1996 to 25.1% in 1997.

     Direct food and beverage expenses decreased by $1.0 million, or 3.2%, from $32.0 million in 1996 to $31.0 million in 1997, primarily due to the decrease in food and beverage revenue at the Frenchman's Reef attributable to hurricane damage. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 77.4% in 1996 to 74.0% in 1997. For comparable Owned Hotels, direct food and beverage expenses as a percentage of food and beverage revenue increased slightly from 74.2% in 1996 to 74.0% in 1997. The decreases were primarily due to a shift in the mix of revenues to higher margin banquet revenues.

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

     Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $6.6 million, or 38.7%, from $17.1 million in 1996 to $23.8 million in 1997. As a percentage of hotel revenues, occupancy and other operating expenses increased from 7.0% in 1996 to 7.5% in 1997, primarily due to the rent associated with the new leased hotels. Occupancy and other operating expenses are expected to increase in 1998 due to the rent associated with the sale/leaseback of hotels to American General and Equity Inns.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $4.1 million, or 22.2%, from $18.8 million in 1996 to $22.9 million in 1997, due to increased brand advertising, payroll and training costs associated with opening new AmeriSuites and HomeGate hotels. As a percentage of total revenues, general and administrative expenses decreased from 6.9% in 1996 to 6.7% in 1997 due to operating leverage.

     Depreciation and amortization expense increased by $10.2 million, or 42.6%, from $24.0 million in 1996 to $34.2 million in 1997, due to the impact of new hotel properties and refurbishment efforts at several hotels.

     Interest expense increased by $3.8 million, or 16.2%, from $23.1 million in 1996 to $26.9 million in 1997, primarily due to the issuance of the $200 million Senior Subordinated Notes in March 1997 offset by capitalized interest related to new AmeriSuites and HomeGate construction. The Company capitalized $7.7 million and $18.2 million of interest in 1996 and 1997, respectively.

     Investment income decreased by $1.9 million, or 36.8%, from $5.1 million in 1996 to $3.2 million in 1997 primarily due to higher average cash balances generated by the new borrowing.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prime's capital requirements have focused on the expansion of its proprietary AmeriSuites and HomeGates brands through new construction. As of February 28, 1999, Prime had 94 AmeriSuites and 38 HomeGates in operation with another three AmeriSuites and six HomeGates under construction.

     In September 1998, Prime announced plans to reduce its hotel development from prior levels. The Company's previous development plans were to be financed primarily through the sale and leaseback of hotels to REITs. Recent changes in the capital markets have affected the ability of hotel REITs such as MeriStar and Equity Inns to raise both debt and equity capital to finance acquisitions. Due to this uncertainty regarding hotel divestitures, Prime is developing hotels only to the extent of funding being available from internal cash sources. Under its revised plans, Prime has completed the majority of its current development program and has nine hotels remaining to be completed. Prime also anticipates commencing construction on six land sites it currently owns in mid-1999. Prime believes that borrowing availability under the Company's Revolving Credit Facility and internally generated cash flow will be sufficient to fund its revised development plan.

     At December 31, 1998, the Company had cash, cash equivalents and current marketable securities of $25.0 million. In addition, at December 31, 1998, the Company had $35.0 million available under the Revolving Credit Facility.

     The Company's major sources of cash for 1998 were gross borrowings primarily under the Revolving Credit Facility of $203.6 million, net proceeds from the sales of hotels of $223.8 million and cash flow from operations of $82.2 million. The Company's major uses of cash during the period were capital expenditures of $430.5 million relating primarily to the development of new hotels and debt repayments of $69.9 million.

     Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $4.2 million in 1997 and $5.0 million in 1998, respectively. At December 31, 1998, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $69.9 million which are subject to annual utilization limitations and expire in 2006.

     Sources of Capital. The Company has undertaken a strategic initiative to dispose of significant hotel real estate and to invest the proceeds in the growth of its proprietary brands. Primarily, through sale/leasebacks to REITs, the Company generated approximately $223.8 million in cash in 1998 which was used to finance hotel development. Due to the uncertainty in the real estate capital markets, the Company's business plan does not depend upon any proceeds from asset sales in 1999.

     In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar, formally known as American General Hospitality, Inc., for $138.4 million. The purchase price consisted of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in MeriStar limited partnership operating units. The Company is operating the hotels under a lease agreement which has a term of 10 years. The transaction generated a net gain of approximately $65.0 million which will be recognized as a reduction of rent expense over the life of the lease. The Company also had a contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of its contract, the Company received a $4 million contract termination fee in February 1999.

     In June 1998, the Company sold nine AmeriSuites hotels to Equity Inns, Inc. for $97.0 million in cash. The Company is operating the hotels under a lease agreement between Equity Inns and a subsidiary of the Company for a ten-year term with certain renewal options. The transaction generated a net gain of $15.2 million, which will be recognized as a reduction of rent expense over the life of the lease. The Company is also generating franchise fees under a ten-year franchise agreement. The sale is part of an ongoing strategic relationship between the Company and Equity Inns whereby Equity Inns has the right of first refusal on the sale of the first 20 AmeriSuites hotels per year.

     In December 1998, the Company sold an AmeriSuites hotel for $10.8 million. In February 1999, the Company sold another AmeriSuites hotel for $9.7 million. Under both transactions, the Company will receive franchise fees under ten year franchise agreements. The Company utilized the proceeds to repurchase its common stock. See Uses of Capital. The Company intends to continue to reduce its real estate holdings and will utilize the proceeds for the repurchase of stock, the reduction of debt and/or the development of its brands.

     The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. As of December 31, 1998, the Company had outstanding borrowings of $165.0 million under the facility and further availability of $35.0 million.

     On September 30, 1998, the Company's Revolving Credit Facility was amended to provide for the elimination of a market capitalization test, a revision of the key man employee covenant and limitations on hotel development and stock repurchases. Pursuant to such amendment, development of new hotels is limited to the existing development plan plus $50 million through 1999. Stock repurchases are limited to an aggregate of $50 million in 1999 to the extent of new cash sources (i.e asset sales, equity offerings).

     On March 12, 1998, the Company settled its insurance claim for $16.4 million related to damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. The Company had previously received $2.5 million in 1997 and received the remaining amount, net of deductibles, in April 1998.

     Uses of Capital. The Company's capital spending is focused on completing the development of its AmeriSuites and HomeGate hotels currently under construction. For 1998, the Company spent $235.4 million on new construction of AmeriSuites and $166.7 million on new construction of HomeGates. The Company expects to spend approximately $65 million to complete its current construction pipeline in 1999 and an additional $30 million on new construction to begin in mid- 1999 on six land sites it owns (amounts include capitalized interest). These amounts will be funded by borrowings under the Revolving Credit Facility and internally generated cash flow.

     For 1998, the Company spent approximately $26.2 million on capital improvements at its Owned Hotels of which approximately $11.8 million related to the refurbishment of the Frenchman's Reef.

     Under its stock repurchase program, in 1998 the Company purchased 1.4 million shares of its common stock at an average price of $17.78 per share. Under the terms of the Revolving Credit Facility the Company may purchase additional shares in an aggregate amount not to exceed $50 million in 1999. As of March 15, 1999, the Company had purchased 2.5 million shares of stock in 1999 at an average price of $10.00 per share.

     On April 17, 1998, the Company's $86.3 million 7% Convertible Notes due 2002 were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share.

     In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of December 31, 1998, the Company had advances of approximately $217.4 million to such third party which advances are classified as property, equipment and leasehold improvements.

     Year 2000 Readiness. The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a material system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the year 2000.

     In connection with the Company program related to year 2000 readiness, the Company's management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's hotels and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management is currently formulating contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fails to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business.

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

     As of December 31, 1998, the Company believes that approximately 50% of its information systems are year 2000 ready. The Company estimates that the total costs associated with implementing year 2000 readiness since the project's commencement will be in the range of $1 million. The Company anticipates that it will finance the cost of its year 2000 remediation using its existing sources of liquidity.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This table presents descriptions of the financial instruments and derivative instruments that are held by the Company at December 31, 1998 and which are sensitive to changes in interest rates. The Company has entered into a derivative financial instrument transaction in order to manage or reduce market risk. The Company has not entered into any derivative financial instrument transactions for speculative purposes.

     For the debt, the table represents principal cash flows that exist by maturity date and the related average interest rate. For the swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon applicable LIBOR or Prime rates.

     All amounts are reflected in thousands of dollars.

                                                                                                            FAIR
                           1999       2000      2001        2002       2003     THEREAFTER     TOTAL       VALUE
                           ----       ----      ----        ----       ----     ----------     -----       -----
LIABILITIES
  Fixed Rate............  $1,333..   $1,135    $ 1,173    $  7,378    $1,166     $339,754     $351,939    $360,888
  Average Interest
    Rate................    9.51%     9.52%      9.53%       9.63%     9.56%        9.34%        9.35%
  Average Rate..........  $14,429    $4,500    $44,592    $145,304    $6,848     $ 30,181     $245,855    $245,855
  Average Interest
    Rate................    7.55%     7.42%      7.42%       7.81%     8.31%        7.67%        7.71%

INTEREST-RATE
  DERIVATIVES
Variable to fixed:
  Notional amount.......  $40,000    $   --    $    --    $     --    $   --     $     --     $     --    $  (397)
  Average Pay Rate......    6.18%        --         --          --        --           --           --
  Average Receive
    Rate................    5.06%        --         --          --        --           --           --

     In October 1995, the Company entered into an interest rate protection agreement with a major financial institution which fixes interest rates on 40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company pays a fixed rate of interest of 6.18% and receives a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement expires in October 1999 and has been reflected in the table above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

NAME                                    AGE                  POSITIONS
----                                    ---    --------------------------------------
A.F. Petrocelli.......................  55     President, Chief Executive Officer and
                                               Chairman of the Board of Directors
Lawrence N. Friedland(1)..............  76     Director
Howard M. Lorber(1)...................  50     Director
Herbert Lust, II(1)...................  72     Director
Jack H. Nusbaum.......................  58     Director
Paul H. Hower.........................  64     Executive Vice President
Joseph Bernadino......................  52     Senior Vice President, Secretary and
                                               General Counsel
Ethan Kramer..........................  41     Senior Vice President/Development
John H. Leavitt.......................  46     Senior Vice President/Sales and
                                               Marketing
Terry P. O'Leary......................  43     Senior Vice President/Franchising
Douglas W. Vicari.....................  39     Senior Vice President and Chief
                                               Financial Officer
Richard T. Szymanski..................  41     Vice President/Finance

---------------
(1) Member of the Compensation and Audit Committee.

     The following is a biographical summary of the experience of the directors and executive officers of the Company:

     A.F. Petrocelli was a Director since 1992 and a member of the Compensation and Audit Committee from 1993 to 1998. Mr. Petrocelli has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1998. Mr. Petrocelli has been Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan's Famous, Inc., Boyar Value Fund, Inc. and Philips International Realty Corp.

     Lawrence N. Friedland has been a Director of the Company since August, 1998. Mr. Friedland has been a partner in the law firm of Hoffinger Friedland Dobrish & Stern, P.C. for more than the past 25 years. He has been a director of the Apple Bank for Savings since 1990, a director of Lutron Electronics Co., Inc. since 1961, a member of the Advisory Committee of Brown Harris Stevens, LLC since 1995 and a general partner, manager or director of numerous real estate entities.

     Howard M. Lorber has been a Director of the Company and a member since 1994 and Chairman since 1998 of the Compensation and Audit Committee. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc. for more than the past five years and Chairman of the Board of Directors and Chief Executive Officer of Hallman & Lorber Associates, Inc., for over five years. He has been a director, President and Chief Operating Officer of New Valley Corporation for more than five years. He has been a director of and member of the Audit Committee of United Capital Corp. for more than the past five years, and he has been a director of PLM International, Inc. since January 1999.

     Herbert Lust, II has been a Director since 1992 and a member of the Compensation and Audit Committee of the Company since 1993. Mr. Lust has been a private investor and President of Private Water Supply Inc. for more than the past five years. Mr. Lust is a director of BRT Realty Trust.

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

     Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992.

     Ethan Kramer has been a Senior Vice President-Development of the Company since 1998, a Vice President of Development from 1996 to 1997, and a director of Development from 1995 to 1996. Mr. Kramer was a Senior Vice President of Atterbury & Associates, Inc. from 1994 to 1995.

     John H. Leavitt has been a Senior Vice President of the Company since 1992.

     Terry P. O'Leary has been a Senior Vice President of the Company since 1998 and was Vice President of the Company since 1998 and was Vice President of Food and Beverage since 1995. Mr. O'Leary was an area manager and corporate director with B.F. Saul Co. from 1993 to 1995.

     Douglas W. Vicari became a Senior Vice President and Chief Financial Officer of the Company in 1998. Prior to that he had been a Vice President and Treasurer of the Company for more than five years.

     Richard T. Szymanski became Vice President/Finance of the Company in 1998. Prior to that he had been a Vice President and Corporate Controller of the Company for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Executive Compensation," "Compensation Pursuant to Plans," "Other Compensation," "Compensation of Directors," and "Termination of Employment and Change of Control Agreements".

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

     2.  Exhibits

         2(a) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates, L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.

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

          (f) Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.

         3(a) Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

          (b) Reference is made to the restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company's Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.

          (c) Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

         4(a) Reference is made to the Form of 8.20% Tax Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

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

          (e) Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.

          (f) Reference is made to the Senior Secured Revolving Credit Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York Branch, as Documentation Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment No. 1 to Form S-3 dated July 26, 1996, which is incorporated herein by reference.

          (g) Reference is made to the 9 3/4% Senior Subordinated Notes due 2007, dated March 21, 1997, filed as an Exhibit to the Company's Form S-4, dated April 2, 1997, which is incorporated herein by reference.

          (h) Reference is made to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 17, 1997, among Prime Hospitality Corp., and The Lenders Party hereto, and Societe Generale, Southwest Agency, as Documentation Agent, and Credit Lyonnais New York Branch, as Syndication Agent, and Bankers Trust Company, as Agents filed as an Exhibit to the Company's Form 10-K, dated December 31, 1997, which is incorporated herein by reference.

          (i) Reference is made to the Second Amendment to the Senior Secured Revolving Credit Agreement, dated September 30, 1998, among Prime Hospitality Corp., Societe Generale Southwest Agency, as Documentation Agent, Credit Lyonnais New York Bank, as Syndication Agent and Bankers Trust Company as Agent for Lenders filed as an Exhibit to the Company's Form 10-Q dated November 6, 1998, which is incorporated herein by reference.

        10(a) Reference is made to PMI's Flexible Benefit Plan, filed as an Exhibit to the Form 10-Q, dated February 12, 1988 of PMI, which is incorporated herein by reference.

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

          (f) Reference is made to an Amendment regarding the 1995 Employee and Non-Employee Stock Option Plans, incorporated in the Company's proxy statement dated April 13, 1998.

          (g) Change of Control Agreement, dated May 14, 1998, between Paul H. Hower and the Company.

          (h) Change of Control Agreement, dated May 14, 1998, between John H. Leavitt and the Company.

          (i) Change of Control Agreement, dated May 14, 1998, between Joseph Bernadino and the Company.

          (j) Change of Control Agreement, dated May 14, 1998, between Richard
              T. Szymanski and the Company.

          (k) Change of Control Agreement, dated May 14, 1998, between Douglas
              W. Vicari and the Company.

          (l) Change of Control Agreement, dated May 14, 1998, between Terry P. O'Leary and the Company.

        (m) Change of Control Agreement, dated May 14, 1998 between Ethan Kramer and the Company.

          (n) Employment Agreement, dated September 14, 1998, between Attilio F. Petrocelli and the Company.

          (o) Change of Control Agreement, dated September 14, 1998, between Atillio F. Petrocelli and the Company.

     (21) Subsidiaries of the Company are as follows:

                                                          JURISDICTION OF
NAME                                                       INCORPORATION
----                                                      ---------------
AmeriSuites Franchising, Inc..........................    Delaware
Caldwell Holding Corp.................................    Delaware
Clifton Holding Corp..................................    Delaware
Dynamic Marketing Group, Inc..........................    Delaware
Fairfield Holding Corp................................    Delaware
Fairfield-Meridian Claims Service, Inc................    Delaware
HomeGate Franchising, Inc.............................    Delaware
HomeGate Hospitality, Inc.............................    Delaware
KSA Management, Inc...................................    Kansas
Mahwah Holding Corp...................................    Delaware
Market Segments, Incorporated.........................    Delaware
Prime-American Realty Corp............................    Delaware
Prime Hospitality Franchising, Inc....................    Delaware
Prime-O-Lene, Inc.....................................    New Jersey
Republic Motor Inns, Inc..............................    Virginia
Secaucus Holding Corp.................................    Delaware
VPS, Inc..............................................    Delaware
Wellesley Inns Franchising, Inc.......................    Delaware

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (ITEM 14(a))

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1997 and 1998..............  F-3
  Statements of Income for the Years Ended December 31,
     1996, 1997 and 1998....................................  F-4
  Statements of Stockholders' Equity for the Years Ended
     December 31, 1996, 1997 and 1998.......................  F-5
  Statements of Cash Flows for the Years Ended December 31,
     1996, 1997 and 1998....................................  F-6
Notes to Consolidated Financial Statements..................  F-7

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

     We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 1999

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1997          1998
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $    5,013    $   12,534
Marketable securities available for sale....................       8,697        12,460
Accounts receivable, net of reserves of $415 and $732 in
  1997 and 1998, respectively...............................      16,318        20,816
Current portion of mortgages and notes receivable...........       2,271           797
Other current assets........................................      28,780        28,791
                                                              ----------    ----------
          Total current assets..............................      61,079        75,398
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization.................   1,079,591     1,281,378
Mortgages and notes receivable, net of current portion......      19,698        14,688
Other assets................................................      36,298        36,934
                                                              ----------    ----------
          Total Assets......................................  $1,196,666    $1,408,398
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt.....................................  $    3,871    $   15,762
Other current liabilities...................................      76,921        82,767
                                                              ----------    ----------
          Total current liabilities.........................      80,792        98,529
Long-term debt, net of current portion......................     554,500       582,031
Other liabilities...........................................      18,253         6,240
Deferred income, net of current portion.....................      18,708        80,553
                                                              ----------    ----------
          Total liabilities.................................     672,253       767,353
Commitments and contingencies...............................
Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares
  authorized; none issued...................................          --            --
Common stock, par value $.01 per share; 75,000,000 shares
  authorized; 47,233,011 and 55,202,253 shares issued and
  outstanding in 1997 and 1998, respectively................         472           552
Capital in excess of par value..............................     419,242       511,981
Retained earnings...........................................     105,737       159,584
Accumulated other comprehensive loss, net of taxes..........          --        (4,993)
Treasury stock, at cost (50,039 and 1,470,439 shares in 1997
  and 1998, respectively)...................................      (1,038)      (26,079)
          Total stockholders' equity........................     524,413       641,045
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,196,666    $1,408,398
                                                              ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Revenues:
  Lodging..................................................  $201,179    $272,267    $393,988
  Food and beverage........................................    41,437      41,968      53,391
  Management, franchise and other fees.....................     8,832       9,708      13,362
  Interest on mortgages and notes receivable...............     6,090       6,097       4,664
  Business interruption insurance..........................    13,562      10,921       4,000
                                                             --------    --------    --------
          Total revenues...................................   271,100     340,961     469,405
                                                             --------    --------    --------
Costs and expenses:
  Direct hotel operating expenses:
     Lodging...............................................    52,224      68,072      98,400
     Food and beverage.....................................    32,053      31,036      39,771
     Selling and general...................................    62,580      70,225      99,361
Occupancy and other operating..............................    17,071      23,669      57,067
General and administrative.................................    18,764      22,923      26,509
Depreciation and amortization..............................    23,976      34,198      41,975
Other charges..............................................        --          --      17,361
                                                             --------    --------    --------
          Total costs and expenses.........................   206,668     250,123     380,444
                                                             --------    --------    --------
Operating income...........................................    64,432      90,838      88,961
Investment income..........................................     5,061       3,197       3,486
Interest expense...........................................   (23,149)    (26,893)    (23,914)
Other income...............................................     4,313       2,077      18,132
Merger costs...............................................        --     (18,555)         --
                                                             --------    --------    --------
Income before income taxes and extraordinary items.........    50,657      50,664      86,665
Provision for income taxes.................................    20,609      24,808      32,818
                                                             --------    --------    --------
Income before extraordinary items..........................    30,048      25,856      53,847
Extraordinary items -- gains on discharges of indebtedness
  (net of income taxes of $135 and $48 in 1996 and 1997,
  respectively)............................................       202          75          --
                                                             --------    --------    --------
Net income.................................................  $ 30,250    $ 25,931    $ 53,847
                                                             ========    ========    ========
Basic earnings per Common Share:
Income before extraordinary items..........................  $    .74    $    .56    $   1.04
Extraordinary items........................................        --          --          --
                                                             --------    --------    --------
Net income per common share................................  $    .74    $    .56    $   1.04
                                                             ========    ========    ========
Diluted earnings per Common Share:
Income before extraordinary items..........................  $    .68    $    .54    $   1.00
Extraordinary items........................................        --          --          --
                                                             --------    --------    --------
Net income per common share................................  $    .68    $    .54    $   1.00
                                                             ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     CAPITAL IN                ACCUMULATED
                                  COMMON STOCK       EXCESS OF                    OTHER
                               -------------------      PAR       RETAINED    COMPREHENSIVE   TREASURY              COMPREHENSIVE
                                 SHARES     AMOUNT     VALUE      EARNINGS        LOSS         STOCK      TOTAL        INCOME
                               ----------   ------   ----------   ---------   -------------   --------   --------   -------------
Balance December 31, 1995....  31,004,499    $310     $183,050    $ 49,556       $    --      $     --   $232,916      $    --
Net income...................          --      --           --      30,250            --            --     30,250       30,250
Utilization of net operating
  loss carryforwards.........          --      --       10,590          --            --            --     10,590           --
Amortization of pre-fresh
  start tax basis
  differences................          --      --        1,243          --            --            --      1,243           --
Proceeds from issuance of
  common stock...............  14,763,000     148      206,827          --            --            --    206,975           --
Proceeds and tax benefits
  from exercise of stock
  options....................     148,492       1        1,521          --            --            --      1,522           --
Proceeds from exercise of
  stock warrants.............     401,926       4        1,084          --            --            --      1,088           --
Comprehensive income.........          --      --           --          --            --            --         --      $30,250
                               ----------    ----     --------    --------       -------      --------   --------      =======
Balance December 31, 1996....  46,317,917     463      404,315      79,806            --            --    484,584      $    --
Net income...................          --      --           --      25,931            --            --     25,931       25,931
Utilization of net operating
  loss carryforwards.........          --      --        4,141          --            --            --      4,141           --
Amortization of pre-fresh
  start tax basis
  differences................          --      --          102          --            --            --        102           --
Proceeds and tax benefits
  from exercise of stock
  options....................     576,908       6        5,771          --            --            --      5,777           --
Proceeds from exercise of
  stock warrants.............     338,186       3          913          --            --            --        916           --
Treasury stock purchases.....     (50,039)     --           --          --            --        (1,038)    (1,038)          --
Contribution from
  shareholder................          --      --        4,000          --            --            --      4,000           --
Comprehensive income.........          --      --           --          --            --            --         --      $25,931
                               ----------    ----     --------    --------       -------      --------   --------      =======
Balance December 31, 1997....  47,182,972     472      419,242     105,737            --        (1,038)   524,413      $    --
Net income...................          --      --           --      53,847            --            --     53,847       53,847
Utilization of net operating
  loss carryforwards.........          --      --        3,956          --            --            --      3,956           --
Amortization of pre-fresh
  start tax basis
  differences................          --      --        1,005          --            --            --      1,005           --
Proceeds and tax benefits
  from exercise of stock
  options....................     146,167       2        1,906          --            --            --      1,908           --
Proceeds from exercise of
  stock warrants.............     637,524       6        1,712          --            --            --      1,718           --
Unrealized loss on marketable
  securities available for
  sale.......................          --      --           --          --        (4,993)           --     (4,993)      (4,993)
Treasury stock purchases.....  (1,420,400)     --           --          --            --       (25,041)   (25,041)          --
Conversion of long-term
  debt.......................   7,185,551      72       84,160          --            --            --     84,232           --
Comprehensive income.........          --      --           --          --            --            --         --      $48,854
                               ----------    ----     --------    --------       -------      --------   --------      =======
Balance December 31, 1998....  53,731,814    $552     $511,981    $159,584       $(4,993)     $(26,079)  $641,045
                               ==========    ====     ========    ========       =======      ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996         1997         1998
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  30,250    $  25,931    $  53,847
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     23,976       34,198       41,975
    Valuation adjustment on properties held for sale........         --           --       10,000
    Amortization of deferred financing costs................      2,268        2,874        3,109
    Utilization of net operating loss carryforwards.........     10,590        4,141        3,956
    Gain on sale of assets..................................     (6,123)      (2,077)     (18,132)
    Gain on discharge of indebtedness.......................       (337)        (123)          --
    Amortization of deferred gain...........................         --         (150)      (9,421)
    Amortization of pre-fresh start tax basis differences...      1,243          102        1,005
    Deferred income taxes...................................      1,386        2,479       (4,259)
    Reserve for hurricane damages...........................         --           --        1,000
    Merger expenses funded by shareholder...................         --        4,000           --
Increase (decrease) from changes in other operating assets
  and liabilities:
  Accounts receivable.......................................       (221)      (3,423)      (4,498)
  Other current assets......................................     (5,695)     (21,079)      (1,554)
  Other liabilities.........................................      8,841       27,508        5,183
                                                              ---------    ---------    ---------
    Net cash provided by operating activities...............     66,178       74,381       82,211
Cash flows from investing activities:
  Net proceeds from mortgages and notes receivable..........      8,933        3,543       26,320
  Disbursements for mortgages and notes receivable..........     (2,700)      (1,194)      (1,541)
  Proceeds from sales of property, equipment and
    leasehold...............................................     12,962      100,820      223,773
  Purchases of property, equipment and leasehold
    improvements............................................   (134,266)    (107,868)     (28,473)
  Construction of new hotels................................   (184,566)    (343,203)    (402,066)
  (Increase) decrease in restricted cash....................      5,377        3,596       (7,012)
  Proceeds from insurance settlement........................      1,500        2,500        3,782
  Proceeds from sales of marketable securities..............     15,023          238        1,906
  Purchase of marketable securities.........................         --           --         (350)
  Other.....................................................         13       (1,597)      (3,298)
                                                              ---------    ---------    ---------
    Net cash used in investing activities...................   (277,724)    (343,165)    (186,959)
Cash flows from financing activities:
  Net proceeds from issuance of debt........................    184,705      390,769      203,552
  Payments of debt..........................................   (184,803)    (170,100)     (69,870)
  Proceeds from the exercise of stock options and
    warrants................................................      2,609        6,693        3,628
  Proceeds from issuance of common stock....................    206,975           --           --
  Purchase of treasury stock................................         --       (1,038)     (25,041)
                                                              ---------    ---------    ---------
    Net cash provided by financing activities...............    209,486      226,324      112,269
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     (2,060)     (42,460)       7,521
Cash and cash equivalents at beginning of period............     49,533       47,473        5,013
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $  47,473    $   5,013    $  12,534
                                                              =========    =========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

     The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited-service). Also within its portfolio are full-service hotels operated under franchise agreements with national hotel chains. As of February 28, 1999, the Company owned 153 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with REITs (the "Leased Hotels"), managed 10 hotels for third parties (the "Managed Hotels") and franchised two hotels which it does not operate (the "Franchised Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of hotel revenues (generally between 2.5% to 5.0%) generated by the Leased Hotels, Managed Hotels and Franchised Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and only records management fees (including incentive management fees) on the Managed Hotels and franchise revenue on the Franchised Hotels.

BASIS OF PRESENTATION

     The Company emerged from the Chapter 11 reorganization proceeding of its predecessor, Prime Motor Inns, Inc. and certain of its subsidiaries ("PMI"), which consummated its Plan of Reorganization ("the Plan") on July 31, 1992.

     Pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh start reporting as of July 31, 1992. Under fresh start reporting, the reorganization value of the entity was allocated to the reorganized Company's assets on the basis of the purchase method of accounting. The reorganization value (the approximate fair value) of the assets of the emerging entity was determined by consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios believed by management to be representative of the Company's business and industry. Liabilities were recorded at face values, which approximated the present values of amounts to be paid, determined at appropriate interest rates. Under fresh start reporting, the consolidated balance sheet as of July 31, 1992 became the opening consolidated balance sheet of the emerging Company.

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

CASH EQUIVALENTS

     Cash equivalents are highly liquid, unrestricted investments with a maturity of three months or less when acquired.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

MARKETABLE SECURITIES

     Marketable securities consist of equity securities which are available for sale within one year. Marketable securities are valued at current market value. The differences between the historical cost of the marketable securities available for sale and the current market value are reflected in stockholders' equity.

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

     The Company evaluates whether impairment has occurred at each of its properties based upon the future cash flows (undiscounted and before interest charges) as compared to the carrying value of the property. During 1998, the Company established a $10 million valuation reserve (which is included as part of other charges) related to seven non-prototype HomeGate hotels. As of December 31, 1998, the Company believes that no further impairment exists regarding these or any of its other properties.

MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are reflected at their fair value as of July 31, 1992, adjusted for payments and other advances since that date. The amount of interest income recognized on mortgages and notes receivable is generally based on the stated interest rate and the carrying value of the notes. The Company has a number of subordinated or junior mortgages which remit payment based on hotel cash flow. Because there was substantial doubt that the Company would recover any value, these mortgages were assigned no value in the Company's consolidated financial statements when the Company adopted fresh-start reporting on July 31, 1992. Interest income on cash flow mortgages and delinquent notes receivable is generally recognized when cash is received.

     The Company measures impairment of its mortgages and notes receivable based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the effective interest rate. Impairment can also be measured based on observable market price or the fair value of collateral, if the mortgages and notes receivable are collateral dependent. If the measure of the impaired mortgage or note receivable is less than the recorded investment, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment had occurred as of December 31, 1998.

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

     The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and dependents which is partially funded by payroll deductions. Payments for major medical and

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES hospitalization below specified aggregate annual amounts are self-insured by the Company. Claims for benefits in excess of these amounts are covered by insurance purchased by the Company.

     Provisions have been made in the consolidated financial statements which represent the expected future payments based on the estimated ultimate cost for incidents incurred through the balance sheet date and are included in other current liabilities.

INCOME TAXES

     The Company files a consolidated Federal income tax return. For financial reporting purposes, the Company follows Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". In accordance with SFAS 109, as well as SOP 90-7, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carryforwards and other temporary differences that existed at the time fresh start reporting was adopted are reflected as a contribution to stockholders' equity in the period in which they are realized.

PRE-OPENING COSTS

     Non-capital expenditures incurred prior to opening new or renovated hotels, such as payroll and operating supplies, are deferred and expensed within one year after opening. Pre-opening costs charged to expense were $1.3 million, $3.3 million and $6.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. As of December 31, 1998, $8.7 million of pre-opening costs are included in other current assets.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is required to be adopted in the first quarter of 1999. At that time, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized pre-opening costs that remain on the balance sheet at the date of adoption. Additionally, on a prospective basis subsequent to the adoption of this new standard, all future pre-opening costs will be expensed as incurred. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial condition or the results of its operations.

DEFERRED INCOME

     Deferred income consists primarily of gains related to the sale of properties under sale/leaseback transactions. These gains are being amortized over the life of their respective leases as a reduction of rent expense.

INTEREST RATE AGREEMENTS

     The Company has an interest rate swap agreement with a major financial institution which reduces the Company's exposure to interest rate fluctuations on its variable rate debt. The accounting treatment for this agreement is to accrue net interest to be received or to be paid as an adjustment to interest expense as incurred.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company expects the impact to be immaterial due to its limited derivative activity.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1996 and 1997 consolidated financial statements to conform them to the December 31, 1998 presentation.

NOTE 2 -- MERGER

     On December 1, 1997, the Company merged with Homegate Hospitality, Inc. ("Homegate"), a provider of mid-price extended-stay hotels. Pursuant to the merger, the Company issued approximately 6.5 million shares of common stock based upon a fixed exchange ratio of 0.6073 per share of the Company's common stock for each of the approximately 10.7 million outstanding shares of Homegate. The transaction was accounted for as a pooling of interests.

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

     Transaction related costs primarily represent fees paid for investment banking, legal, accounting and other professional services. Transition costs represent costs associated with the merging of the Company's and Homegate's operations, including the combining of systems, facilities and management resources.

NOTE 3 -- HOTEL ACQUISITIONS/DISPOSITIONS

SALE/LEASEBACK TRANSACTIONS

     In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar"), formally known as American General Hospitality, Inc., for $138.4 million. The purchase price consisted of $114.4 million in cash, $10.2 million in assumed debt and $13.8 million in MeriStar limited partnership operating units. The Company is operating the hotels under a lease agreement which has a term of 10 years. The transaction generated a net gain of approximately $65.0 million which will be recognized as a reduction of rent expense over the life of the lease. As of December 31, 1998, $6.5 million of this gain had been amortized.

     The Company also had a contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of the contract, the Company received a $4.0 million contract termination fee in February 1999.

     On September 22, 1997, the Company entered into a strategic alliance with Equity Inns, Inc. ("Equity Inns"), a real estate investment trust for the purpose of financing its brand development through the sale/ leaseback of AmeriSuites hotels. Under the agreement, Equity Inns has certain rights to acquire AmeriSuites hotels developed by Prime through September 2000.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     In December 1997, the Company sold 10 hotels to Equity Inns for $87.0 million, consisting of $78.3 million in cash and $8.7 million in limited partnership operating units. The Company will continue to operate the hotels under a lease agreement for a term of 10 years with certain renewal options. The Company is also generating franchise fees under a ten year franchise agreement. The sale generated a gain of $20.2 million which will be recognized over the life of the lease. As of December 31, 1998, $2.2 million of this gain had been amortized.

     In June 1998, the Company sold nine AmeriSuites hotels to Equity Inns for $97.0 million in cash. The Company is operating the hotels under a lease agreement for a ten-year term with certain renewal options. The Company is also generating franchise fees under a ten-year franchise agreement. The transaction generated a net gain of $15.2 million, which will be recognized as a reduction of rent expense over the life of the lease. As of December 31, 1998, $800,000 of this gain had been amortized.

ACQUISITIONS

     In February 1997, the Company acquired the Monroe Township, NJ Holiday Inn for approximately $11.2 million in cash. The acquisition was accounted for as a purchase and, accordingly, the revenues and expenses of the hotel have been included in reported results from the date of acquisition. If these operations had been included in the consolidated financial statements since the beginning of the year in which they occurred, reported results would not have been materially different.

NOTE 4 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1998
                                                            ------    -------
Cash......................................................  $2,981    $   500
Commercial paper and other cash equivalents...............   2,032     12,034
                                                            ------    -------
          Totals..........................................  $5,013    $12,534
                                                            ======    =======

NOTE 5 -- OTHER CURRENT ASSETS/LIABILITIES

     Other current assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Hotel inventories........................................  $ 7,046    $12,083
Pre-opening expense......................................    2,572      8,713
Accrued interest receivable..............................    3,075      1,854
Business interruption insurance receivable...............    6,485         --
Prepaid expenses.........................................    2,067      3,350
Other....................................................    7,535      2,791
                                                           -------    -------
          Totals.........................................  $28,780    $28,791
                                                           =======    =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Other current liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Accounts payable.........................................  $19,696    $16,293
Construction payables....................................    9,431      9,209
Interest payable.........................................   11,319     11,248
Accrued payroll and related benefits.....................    4,598      6,576
Accrued expenses.........................................   10,895     16,783
Accrued merger costs.....................................    5,114         --
Income taxes payable.....................................    3,055      5,613
Insurance reserves.......................................    8,277      5,298
Deferred income -- current portion.......................    2,093     10,322
Other....................................................    2,443      1,425
                                                           -------    -------
          Totals.........................................  $76,921    $82,767
                                                           =======    =======

NOTE 6 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                        DECEMBER 31,
                                                  ------------------------     YEARS OF
                                                     1997          1998       USEFUL LIFE
                                                  ----------    ----------    -----------
Land and land leased to others(a)...............  $  188,531    $  202,444
Hotels..........................................     587,809       821,737     20 to 40
Furniture, fixtures and autos...................     118,262       148,602      3 to 10
Leasehold improvements..........................     136,564        64,856      3 to 40
Construction in progress........................     120,897       130,726
                                                  ----------    ----------
  Sub-total.....................................   1,152,063     1,368,365
Less accumulated depreciation and
  amortization..................................     (72,472)      (86,987)
                                                  ----------    ----------
          Totals................................  $1,079,591    $1,281,378
                                                  ==========    ==========

---------------
(a) Included in land at December 31, 1997 and 1998 was $65.5 million and $47.9 million, respectively, of land associated with hotels under construction.

     At December 31, 1998, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $11.2 million pursuant to noncancelable operating leases expiring on various dates through 2013. Minimum future rentals under such leases are $6.2 million, of which $4.0 million is scheduled to be received during the five-year period ending December 31, 2003.

     Depreciation and amortization expense on property, equipment and leasehold improvements was $22.2 million, $31.1 million and $36.7 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     During the years ended December 31, 1996, 1997 and 1998, the Company capitalized $7.7 million, $18.2 million and $26.7 million, respectively, of interest related to borrowings used to finance hotel construction.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 7 -- MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Properties operated by the Company(a)....................  $19,195    $13,325
Other(b).................................................    2,774      2,160
                                                           -------    -------
          Total..........................................   21,969     15,485
Less current portion.....................................   (2,271)      (797)
                                                           -------    -------
Long-term portion........................................  $19,698    $14,688
                                                           =======    =======

---------------
(a) At December 31, 1998, the Company is the holder of mortgage notes receivable with a book value of $10.5 million secured primarily by the operations of three hotels operated under lease agreements and mortgage notes receivable with a book value of $2.8 million secured by four hotel properties operated by the Company under management agreements. These notes bear interest at rates ranging from 8.0% to 13.5% and mature on various dates from 1999 through 2015. The mortgages were derived from the sales of hotel properties.

    The loans secured by hotel properties operated under management agreements include loans which pay interest and principal based upon available cash and include a participation in the excess cash flow of such hotel properties. In accordance with the adoption of fresh start reporting under SOP 90-7, no value was assigned to the cash flow notes as there was substantial doubt at the time of valuation that the Company would recover any of their value. As a result, interest income on these junior or cash flow mortgages is recognized when cash is received. During 1996, 1997 and 1998, the Company recognized $2.9 million, $3.3 million and $3.3 million, respectively, of interest income related to these mortgages. Future recognition of interest income on these mortgages is dependent primarily upon the net cash flow of the underlying hotels after debt service, which is senior to the Company's junior positions.

(b) Other notes receivable currently bear interest at effective rates ranging from 4.0% to 10.0%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

     NOTE 8 -- DEBT

     Debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
9 3/4% Senior Subordinated Notes(a)....................  $200,000    $200,000
Revolving Credit Facility(b)...........................    35,000     165,000
9 1/4% First Mortgage Notes(c).........................   120,000     120,000
7% Convertible Subordinated Notes(d)...................    86,250          --
Mortgages and other notes payable(e)...................   117,121     112,793
                                                         --------    --------
Total debt.............................................   558,371     597,793
Less current maturities................................    (3,871)    (15,762)
                                                         --------    --------
Long-Term debt, net of current portion.................  $554,500    $582,031
                                                         ========    ========

---------------
(a) In March 1997, the Company issued $200.0 million 9 3/4% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes") in reliance upon Rule 144A under the Securities Act of 1933, as amended.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

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

(b) The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. In December 1997, the Revolving Credit Facility was amended and the availability of funds was increased to $200.0 million. The Revolving Credit Facility is secured by certain of the Company's hotels with recourse to the Company. The Revolving Credit Facility bears interest at LIBOR plus 2.0% and is available through December 2001 with a one year extension. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. On September 30, 1998, the Company's Revolving Credit Facility was amended to provide for the elimination of a market capitalization test, a revision of the key man employee covenant and limitations on hotel development and stock repurchases. Pursuant to such amendment, development of new hotels is limited to the existing development plan plus $50 million through 1999. Stock repurchases are limited to an aggregate of $50 million in 1999 to the extent of new cash sources (i.e. asset sales, equity offerings). The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and $125.0 million in December 2001. During 1998, the Company had gross borrowings and repayments of $181.9 million and $51.9 million, respectively, under the Revolving Credit Facility. As of December 31, 1998, the Company had outstanding borrowings of $165.0 million under this facility and had additional borrowing capacity of $35.0 million.

(c) During 1996, the Company issued $120 million of 9 1/4% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. The notes are secured by 15 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal which decline on each anniversary date.

(d) In 1995, the Company sold $86.3 million of 7% Convertible Subordinated Notes due 2002. On April 17, 1998, the notes were converted into 7.2 million shares of common stock of the Company at a conversion price of $12 per share and transferred to stockholders' equity.

(e) The Company has mortgage and other notes payable of approximately $112.8 million that are secured by mortgage notes receivable and hotel properties with a book value of $225.3 million. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1998 these notes bear interest at rates ranging from 6.0% to 9.7%, with a weighted average interest rate of 8.6%, and mature from 1999 through 2008.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Maturities of long-term debt subsequent to December 31, 1998 are as follows (in thousands):

1999......................................................  $ 15,762
2000......................................................     5,635
2001......................................................    45,765
2002......................................................   152,682
2003......................................................     8,014
Thereafter................................................   369,935
                                                            --------
Total.....................................................  $597,793
                                                            ========

     In connection with certain covenants related the Company's Senior Subordinated Notes, Revolving Credit Facility and 9 1/4% First Mortgage Notes due 2006, Homegate, a wholly-owned subsidiary of the Company is listed as a guarantor.

     The following is the separate financial information of Homegate for the years ended December 31, 1997 and 1998 (in thousands):

                                                           1997        1998
                                                         --------    --------
Balance Sheet Data:
  Total current assets.................................  $  4,729    $  9,554
  Noncurrent assets....................................   157,555     244,229
                                                         --------    --------
  Total assets.........................................  $162,284    $253,783
                                                         ========    ========
  Total current liabilities............................  $ 61,514    $  4,422
  Noncurrent liabilities...............................    53,284     210,235
                                                         --------    --------
  Total liabilities....................................  $114,798    $214,657
                                                         ========    ========
  Stockholder's equity.................................  $ 47,486    $ 39,126
Operating Results:
  Net sales............................................  $  8,546    $ 29,419
  Operating income.....................................    (1,533)     (3,785)
  Merger expenses......................................   (18,555)         --
  Loss before extraordinary items......................   (21,202)     (7,834)
  Net income...........................................  $(21,202)   $ (7,834)

Total noncurrent liabilities includes $10.0 million and $165.4 million of intercompany liabilities at December 31, 1997 and 1998, respectively. Included in operating income in 1998 is a $10.0 million valuation reserve. (See Note 1).

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

     In addition, the Company leases 28 hotels under lease agreements with real estate investment trusts ("REITS"). The leases have terms of 10 years expiring from 2007 to 2008 with certain renewal options. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES stipulated amounts. The percentage rent calculations are designed to provide the Company with income streams from these hotels equal to 2.5 % to 3.0% of hotel revenues.

     The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1998 (in thousands):

1999......................................................  $ 35,704
2000......................................................    35,560
2001......................................................    35,226
2002......................................................    35,226
2003......................................................    35,203
Thereafter................................................   157,842
                                                            --------
Total.....................................................  $334,761
                                                            ========

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          ------    ------    -------
Rentals.................................................  $6,652    $8,131    $41,237
Contingent rentals......................................   1,250     1,608      7,010
                                                          ------    ------    -------
  Rental expense........................................  $7,902    $9,739    $48,247
                                                          ======    ======    =======

EMPLOYEE BENEFITS

     The Company does not provide any material post employment benefits to its current or former employees.

NOTE 10 -- INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $ 5,147    $13,133    $33,391
  State...............................................      563      1,450      4,500
                                                        -------    -------    -------
                                                          5,710     14,583     37,891
Deferred:
  Federal.............................................   13,005      9,174     (4,573)
  State...............................................    2,029      1,099       (500)
                                                        -------    -------    -------
                                                         15,034     10,273     (5,073)
                                                        -------    -------    -------
          Total.......................................  $20,744    $24,856    $32,818
                                                        =======    =======    =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Income taxes are provided at the applicable federal and state statutory rates. The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                               1996       1997        1998
                                                              -------    -------    --------
Utilization of net operating loss...........................  $11,714    $ 4,141    $  3,956
Amortization of pre-fresh start basis
  differences -- properties and notes.......................    1,243        102       1,005
Depreciation................................................      830        650       1,066
Compensation expense........................................      691      3,552         152
Property sales..............................................      (11)    (1,273)    (10,822)
Note settlement.............................................       --         --       1,104
Other.......................................................      567      3,101      (1,534)
                                                              -------    -------    --------
          Total.............................................  $15,034    $10,273    $ (5,073)
                                                              =======    =======    ========

     The following is a reconciliation of the statutory Federal tax rate to the Company's effective income tax rate:

                                                                  DECEMBER 31,
                                                             -----------------------
                                                             1996     1997     1998
                                                             -----    -----    -----
Statutory Federal tax rate.................................   35.0%    35.0%    35.0%
State income taxes, net of Federal tax benefit.............    3.3      3.3      5.1
Non deductible merger expenses-
  Homegate Hospitality,Inc.................................     --      6.5       --
Effect of Homegate Hospitality, Inc.
  Net Operating Loss.......................................     --      1.6     (1.0)
Other, net.................................................    1.7      2.5     (1.2)
                                                             -----    -----    -----
  Effective income tax rate................................   40.0%    48.9%    37.9%
                                                             =====    =====    =====

     At December 31, 1998, the Company had available federal net operating loss carryforwards related to PMI of approximately $69.9 million which will expire in 2006. This amount is subject to an annual utilization limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.

     In accordance with SFAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carryforwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $24.5 million against the deferred tax asset as of December 31, 1998. To the extent any available carryforwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the years ended December 31, 1996, 1997 and 1998, the Company recognized $10.6 million, $4.1 million and $4.0 million, respectively, of such benefits as a contribution to stockholders' equity.

     Additionally, the Company recognized $1.2 million, $102,000 and $1.0 million as a contribution to stockholders' equity for the years ended December 31, 1996 and 1997, and 1998 respectively, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 1997 and 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 11 -- BUSINESS INTERRUPTION INSURANCE

     In September 1995, the Frenchman's Reef suffered damage when Hurricane Marilyn struck the U.S. Virgin Islands. In July 1996, the Company received the final installment under its insurance settlement, bringing the proceeds to $22.8 million, net of deductibles. In addition, in July 1996, Hurricane Bertha struck the island and caused further damage to the hotel. In March 1998, the Company settled its insurance claim with respect to Hurricane Bertha for $16.4 million. The Company received $2.5 million in 1997 and received the remaining portion, net of deductibles, in April 1998.

     The impact of the hurricanes caused operating profits to decline from prior year levels. In 1996, 1997 and 1998, the Company, in addition to recording the operating revenues and expenses of the Frenchman's Reef, recorded business interruption insurance revenue of $13.6 million, $10.9 million and $4.0 million, respectively. As of December 31, 1998, the Company has fully utilized its business interruption proceeds.

NOTE 12 -- OTHER INCOME/OTHER CHARGES

     Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following as of December 31, 1996, 1997 and 1998 (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          ------    ------    -------
Gains on sales of properties............................  $2,539    $2,077    $ 1,060
Gains on settlements of notes receivable................   1,774        --     18,353
Loss on the sale of marketable securities...............      --        --     (1,281)
                                                          ------    ------    -------
          Total.........................................  $4,313    $2,077    $18,132
                                                          ======    ======    =======

     Other charges in 1998 consist of a $10.0 million valuation allowance related to certain non-prototype HomeGate properties, charges of $4.0 million for costs associated with terminating hotel development projects under contract, $2.4 million for severance charges primarily related to the resignations of the Company's chief executive officer and chief operating officer and $1.0 million for hurricane damage at the Frenchman's Reef.

NOTE 13 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.

                                                   DECEMBER 31, 1997       DECEMBER 31, 1998
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
Mortgage and notes receivable...................  $ 19,698    $ 48,347    $ 14,688    $ 28,864
Long-term debt..................................   554,500     598,113     582,031     590,981
Interest rate swap agreement....................        --        (242)         --        (397)

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

     The Company's mortgages and other notes receivable (See Note 7) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
Management and other fee income.............................  $157    $144    $138

     At December 31, 1998, the Company managed two hotels for the income amounts shown above.

NOTE 15 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

COMMON STOCK

     Under its stock repurchase program in 1998, the Company purchased 1.4 million shares of its common stock at an average price of $17.78 per share. Under the terms of the Revolving Credit Facility the Company may purchase additional shares in an aggregate amount not to exceed $50 million in 1999. As of March 15, 1999, the Company had purchased 2.5 million shares of stock in 1999 at an average price of $10.00 per share.

STOCK OPTIONS

     The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. At December 31, 1998, a total of 3.6 million options were outstanding under various plans with another 1.9 million options available to be issued.

     In addition to the options granted pursuant to the Company's various stock options plans, on October 14, 1998, the Board of Directors granted options to purchase 1,750,000 shares to the Company's president and CEO at $5.91, which approximated market value at the date of grant. These options vest ratably over a 5 year period with respect to 1,000,000 of the options. The additional 750,000 options vest as certain performance criteria are met or, if the criteria are not met, the options vest eight years after the original grant date.

     Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire ten years from the date of grant. During 1997 and 1998, respectively, options to purchase 998,000 and 2,653,000 shares of common stock were granted under this plan.

     Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. Options to purchase 50,000 and 190,000 shares of common stock were granted under this plan in both 1997 and 1998.

     Options to purchase 310,000 shares of common stock were issued to HomeGate employees in 1996 and 1997 under HomeGate's 1996 Stock Option Plan to company officers, key employees and company advisors. These options were converted to the Company's plan at an exercise price consistent with the fixed exchange rate used for the common shares in connection with the merger. Of the total shares issued, 106,000 options

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES issued to Company advisors vested immediately upon consummation of the merger and expired on May 30, 1998. The remaining 204,000 shares issued to company officers and key employees vested immediately upon consummation of the merger and expire over a period of ten years from the date of the grant.

     Under the Company's 1992 Stock Option and Performance Incentive Plans, options to purchase 273,000 shares of common stock were outstanding at December 31, 1998. The options were granted at prices which approximate fair market value at the date of grant ranging from $2.71 to $9.88 and expire from 1999 to 2005.

     During 1998, the Company repriced certain outstanding options. Approximately 290,000 options issued pursuant to the non-employee director plans were repriced, as were options to purchase approximately 1,087,000 shares which had been issued under the various employee stock option plans. These options were repriced to allow exercise at a price of $10.00 per share, an amount in excess of the fair market value of the Company's stock at the date of repricing. The options had originally had exercise prices of between $11.13 per share and $20.16 per share.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not significant. Had the fair value method of accounting been applied to the Company's stock plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $2.3 million, or $.05 per share in 1996, $3.2 million, or $.07 per share in 1997 and $6.5 million, or $.12 per share in 1998. This pro forma impact only takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996, 1997 and 1998 was $7.33, $7.03 and $3.49, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $16.51 in 1996, $18.57 in 1997 and $8.49 in 1998 and the following weighted average assumptions: risk-free interest rate of 6.43% for 1996, 6.21% in 1997 and 4.72% in 1998, volatility of 38.64% for 1996, 30.80% for 1997 and 40.38% in 1998, and dividend yield of 0.0% for 1996, 1997 and 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following is a summary of the stock options outstanding:

                                                     NUMBER      OPTION PRICE
                                                   OF SHARES       PER SHARE
                                                   ----------    -------------
Outstanding at December 31, 1995.................   1,828,000
Granted..........................................     956,000    $14.75-$18.94
  Exercised......................................    (149,000)   $ 3.63-$10.81
  Canceled.......................................     (59,000)   $ 3.63-$16.63
                                                   ----------
Outstanding at December 31, 1996.................   2,576,000
Granted..........................................     998,000    $13.78-$20.16
  Exercised......................................    (579,000)   $ 2.71-$16.63
  Canceled.......................................    (119,000)   $ 7.63-$19.09
                                                   ----------
Outstanding at December 31, 1997.................   2,876,000
Granted..........................................   4,403,000    $ 4.72-$18.44
  Exercised......................................    (146,000)   $ 3.63-$18.94
  Canceled.......................................  (1,765,000)   $ 4.72-$19.09
                                                   ----------
Outstanding at December 31, 1998.................   5,368,000
                                                   ==========
Exercisable at December 31, 1998.................   1,759,000    $ 3.20-$18.44
                                                   ==========

WARRANTS

     Pursuant to the Plan, warrants to purchase 2,053,583 shares of the Company's common stock were issued to former shareholders of the Company's predecessor, PMI, in partial settlement of their bankruptcy interests. The warrants became exercisable on August 31, 1993 at an exercise price of $2.71 per share and expired in August 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 16 -- EARNINGS PER SHARE

                                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                                       --------------------------------------
                                                                                   PER-SHARE
                                                        INCOME        SHARES        AMOUNT
                                                       ---------     --------     -----------
Basic Earnings per Share
Net income...........................................   $30,250       40,650         $ .74
                                                                                     =====
Diluted Earnings per Share
Options and warrants issued..........................        --        2,064
Conversion of debt...................................     3,901        7,188
                                                        -------       ------
Net income plus assumed conversions..................   $34,151       49,902         $ .68
                                                        =======       ======         =====
                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                                       --------------------------------------
                                                                                   PER-SHARE
                                                        INCOME        SHARES        AMOUNT
                                                       ---------     --------     -----------
Basic Earnings per Share
Net income...........................................   $25,931       46,755         $ .56
                                                                                     =====
Diluted Earnings per Share
Options and warrants issued..........................        --        1,545
Conversion of debt...................................        --           --
                                                        -------       ------
Net income plus assumed conversions..................   $25,931       48,300         $ .54
                                                        =======       ======         =====
                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                       --------------------------------------
                                                                                   PER-SHARE
                                                        INCOME        SHARES        AMOUNT
                                                       ---------     --------     -----------
Basic Earnings per Share
Net income...........................................   $53,847       51,749         $1.04
                                                                                     =====
Diluted Earnings per Share
Options and warrants issued..........................        --          902
Conversion of Debt...................................     1,142        2,108
                                                        -------       ------
Net income plus assumed conversions..................   $54,989       54,759         $1.00
                                                        =======       ======         =====

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for 1996 was determined on the assumptions that the 7% convertible subordinated notes due 2002 were converted upon issuance. For the year ended December 31, 1997, the effects of the 7% convertible subordinated notes due 2002 were not included in the calculation of diluted earnings per share due to the fact that their conversion would be antidilutive. The 7% convertible subordinated notes due 2002 were called and converted into common stock in April 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 17 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1996       1997      1998
                                                         -------    ------    -------
Assumption of mortgages and notes payable in connection
  with the acquisitions of hotels......................  $12,222    $   --    $    --
Hotels received in settlements of mortgage notes
  receivable...........................................   35,306        --         --
Land received in settlements of mortgage notes
  receivable...........................................       --     3,094         --
Marketable securities received in connection with the
  sale of hotels.......................................       --     8,697     13,841

     Cash paid for interest was $22.9 million, $36.7 million and $48.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     Cash paid for income taxes was $8.0 million, $14.4 million and $17.7 million for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE 18 -- GEOGRAPHIC AND BUSINESS INFORMATION

     The Company's hotels serve four major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the extended-stay segment, under its HomeGates brand; the limited-service segment, primarily under its Wellesley Inns brand and the full-service segment under major national franchises. The Company's AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and located within close proximity to dining, shopping and entertainment amenities. HomeGates are mid-price, extended-stay hotels typically containing between 120 to 140 suites with fully equipped kitchens, upscale furnishings and separation between cooking, living and sleeping areas. Wellesley Inns compete in the mid-price segment, and are primarily located in the Northeast and Florida region of the United States. The prototypical Wellesley Inns has 105 rooms and includes amenities such as pool facilities, complimentary continental breakfast, remote control television and facsimile services. The Company also operates 28 upscale full-service hotels with food service and banquet facilities under franchise agreements with national hotel brands. The Company's hotels are primarily located near suburban commercial centers, corporate office parks, and other travel destinations throughout the United States, with one resort hotel located in the United States Virgin Islands.

     The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA") generated by the operations of its Owned Hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. The allocation of interest expense and taxes is not evaluated at the segment level and is not believed to be material to these consolidated statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following table presents revenues and other financial information by business segment for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                  1998
                                     --------------------------------------------------------------
                                                   EXTENDED    LIMITED       FULL
                                     ALL-SUITES      STAY      SERVICE     SERVICE     CONSOLIDATED
                                     ----------    --------    --------    --------    ------------
Revenues...........................   $191,690     $ 29,234    $ 47,482    $178,973     $  447,379
Hotel EBITDA.......................     71,658       10,350      20,875      39,111        141,994
Depreciation and amortization......     20,967        3,691       5,174      11,992         41,824
Capital expenditures...............    224,282      174,239       3,980      18,489        420,991
Total Assets.......................    554,253      253,764     114,207     228,385      1,150,609

                                                                  1997
                                     --------------------------------------------------------------
                                                   EXTENDED    LIMITED       FULL
                                     ALL-SUITES      STAY      SERVICE     SERVICE     CONSOLIDATED
                                     ----------    --------    --------    --------    ------------
Revenues...........................   $113,412     $  8,327    $ 50,530    $141,966     $  314,235
Hotel EBITDA.......................     52,377        2,771      24,120      53,861        133,129
Depreciation and amortization......     15,289        1,474       4,179      12,122         33,064
Capital expenditures...............    265,956       33,508       6,017      68,664        374,145
Total Assets.......................    431,673      162,220     112,853     286,487        993,233

                                                                  1996
                                     --------------------------------------------------------------
                                                   EXTENDED    LIMITED       FULL
                                     ALL-SUITES      STAY      SERVICE     SERVICE     CONSOLIDATED
                                     ----------    --------    --------    --------    ------------
Revenues...........................   $ 54,198     $  2,691    $ 49,787    $135,940     $  242,616
Hotel EBITDA.......................     25,987          557      20,452      44,460         91,456
Depreciation and amortization......      7,108          344       5,683      10,604         23,739
Capital expenditures...............    111,269       32,375      74,099      80,562        298,305
Total Assets.......................    234,631       88,533     123,457     240,771        687,392

NOTE 19 -- OTHER COMPREHENSIVE INCOME

     The tax effect of other comprehensive losses is as follows for the year ended December 31, 1998:

                                                        BEFORE-               NET OF
                                                          TAX        TAX        TAX
                                                        AMOUNT     EFFECT     AMOUNT
                                                        -------    -------    -------
Unrealized losses on securities:
Unrealized holdings losses arising during period......  $(9,335)   $(3,546)   $(5,789)
Less -- Reclassification adjustments for losses
  realized in net income..............................   (1,281)      (485)      (796)
                                                        -------    -------    -------
Other comprehensive loss..............................  $(8,054)   $(3,061)   $(4,993)
                                                        =======    =======    =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIME HOSPITALITY CORP.

                                          By:
                                            ------------------------------------
                                            A.F. Petrocelli,
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                              Officer

DATE: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                                                         Chairman of Board of Directors, President
-----------------------------------------------------    and Chief Executive Officer
                   A.F. Petrocelli

                                                         Senior Vice President and Chief Financial
-----------------------------------------------------    Officer
                   Douglas Vicari

                                                         Director
-----------------------------------------------------
                 Lawrence Friedland

                                                         Director
-----------------------------------------------------
                    Herbert Lust

                                                         Director
-----------------------------------------------------
                   Jack H. Nusbaum

                                                         Director
-----------------------------------------------------
                  Howard M. Lorber

                                 EXHIBIT INDEX

         Exhibits

         2(a) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates, L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.

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

          (f) Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.

         3(a) Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.

          (b) Reference is made to the restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company's Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.

          (c) Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

         4(a) Reference is made to the Form of 8.20% Tax Note of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.

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

          (e) Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.

          (f) Reference is made to the Senior Secured Revolving Credit Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York Branch, as Documentation Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment No. 1 to Form S-3 dated July 26, 1996, which is incorporated herein by reference.

          (g) Reference is made to the 9 3/4% Senior Subordinated Notes due 2007, dated March 21, 1997, filed as an Exhibit to the Company's Form S-4, dated April 2, 1997, which is incorporated herein by reference.

          (h) Reference is made to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 17, 1997, among Prime Hospitality Corp., and The Lenders Party hereto, and Societe Generale, Southwest Agency, as Documentation Agent, and Credit Lyonnais New York Branch, as Syndication Agent, and Bankers Trust Company, as Agents filed as an Exhibit to the Company's Form 10-K, dated December 31, 1997, which is incorporated herein by reference.

          (i) Reference is made to the Second Amendment to the Senior Secured Revolving Credit Agreement, dated September 30, 1998, among Prime Hospitality Corp., Societe Generale Southwest Agency, as Documentation Agent, Credit Lyonnais New York Bank, as Syndication Agent and Bankers Trust Company as Agent for Lenders filed as an Exhibit to the Company's Form 10-Q dated November 6, 1998, which is incorporated herein by reference.

        10(a) Reference is made to PMI's Flexible Benefit Plan, filed as an Exhibit to the Form 10-Q, dated February 12, 1988 of PMI, which is incorporated herein by reference.

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

          (f) Reference is made to an Amendment regarding the 1995 Employee and Non-Employee Stock Option Plans, incorporated in the Company's proxy statement dated April 13, 1998.

          (g) Change of Control Agreement, dated May 14, 1998, between Paul H. Hower and the Company.

          (h) Change of Control Agreement, dated May 14, 1998, between John H. Leavitt and the Company.

          (i) Change of Control Agreement, dated May 14, 1998, between Joseph Bernadino and the Company.

          (j) Change of Control Agreement, dated May 14, 1998, between Richard
              T. Szymanski and the Company.

          (k) Change of Control Agreement, dated May 14, 1998, between Douglas
              W. Vicari and the Company.

          (l) Change of Control Agreement, dated May 14, 1998, between Terry P. O'Leary and the Company.

        (m) Change of Control Agreement, dated May 14, 1998 between Ethan Kramer and the Company.

          (n) Employment Agreement, dated September 14, 1998, between Attilio F. Petrocelli and the Company.

          (o) Change of Control Agreement, dated September 14, 1998, between Atillio F. Petrocelli and the Company.

     (21) Subsidiaries of the Company are as follows:

                                                          JURISDICTION OF
NAME                                                       INCORPORATION
----                                                      ---------------
AmeriSuites Franchising, Inc..........................    Delaware
Caldwell Holding Corp.................................    Delaware
Clifton Holding Corp..................................    Delaware
Dynamic Marketing Group, Inc..........................    Delaware
Fairfield Holding Corp................................    Delaware
Fairfield-Meridian Claims Service, Inc................    Delaware
HomeGate Franchising, Inc.............................    Delaware
HomeGate Hospitality, Inc.............................    Delaware
KSA Management, Inc...................................    Kansas
Mahwah Holding Corp...................................    Delaware
Market Segments, Incorporated.........................    Delaware
Prime-American Realty Corp............................    Delaware
Prime Hospitality Franchising, Inc....................    Delaware
Prime-O-Lene, Inc.....................................    New Jersey
Republic Motor Inns, Inc..............................    Virginia
Secaucus Holding Corp.................................    Delaware
VPS, Inc..............................................    Delaware
Wellesley Inns Franchising, Inc.......................    Delaware

     (23) Consent of Arthur Andersen LLP

     (27) Financial data schedule.