Form 10-Q
period 1999-03-31
PRIME HOSPITALITY CORP
filed 1999-05-14
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


(MARK ONE)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

The registrant had 51,338,212 shares of common stock, $.01 par value outstanding, as of May 7, 1999.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                             PAGE
PART I.     FINANCIAL INFORMATION                                           NUMBER
                                                                            ------
Item 1.     Financial Statements

            Consolidated Balance Sheets
               December 31, 1998 and March 31, 1999.....................      1

            Consolidated Statements of Income
               Three Months Ended March 31, 1998
               and March 31, 1999.......................................      2

            Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1998
               and March 31, 1999.......................................      3

            Notes to Interim Consolidated Financial Statements..........      4


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............      7



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K............................     16

Signatures     .........................................................     17

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,             MARCH 31,
                                                                         1998                    1999
                                                                     -----------             -----------
                            ASSETS                                                            (Unaudited)
Current assets:
    Cash and cash equivalents ...........................            $    12,534             $    17,956
    Marketable securities available for sale ............                 12,460                   5,965
    Accounts receivable, net of reserves ................                 20,816                  24,429
    Current portion of mortgages and
       notes receivable .................................                    797                     683
    Other current assets ................................                 28,791                  21,775
                                                                     -----------             -----------
          Total current assets ..........................                 75,398                  70,808

Property, equipment and leasehold improvements,
    net of accumulated depreciation and amortization ....              1,281,378               1,289,455
Mortgages and notes receivable, net of
    current portion .....................................                 14,688                  14,611
Other assets ............................................                 36,934                  26,271
                                                                     -----------             -----------

          TOTAL ASSETS ..................................            $ 1,408,398             $ 1,401,145
                                                                     ===========             ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt .............................            $    15,762             $    19,818
    Other current liabilities ...........................                 82,767                  85,822
                                                                     -----------             -----------
          Total current liabilities .....................                 98,529                 105,640

Long-term debt, net of current portion ..................                582,031                 586,567
Other liabilities .......................................                  6,240                   5,111
Deferred income .........................................                 80,553                  78,558
                                                                     -----------             -----------

          Total liabilities .............................                767,353                 775,876

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.10 per share;
       20,000,000 shares authorized; none issued ........                     --                      --
    Common stock, par value $.01 per share;
       75,000,000 shares authorized; 55,202,253 and
       55,254,530 shares issued and outstanding
       at December 31, 1998 and March 31, 1999,
       respectively .....................................                    552                     552
    Capital in excess of par value ......................                511,981                 513,044
    Retained earnings ...................................                159,584                 165,785
    Accumulated other comprehensive loss,
       net of taxes .....................................                 (4,993)                 (2,235)
    Treasury stock (1,470,439 shares at December 31, 1998
       and 3,982,639 shares at March 31, 1999) ..........                (26,079)                (51,877)
                                                                     -----------             -----------
          Total stockholders' equity ....................                641,045                 625,269
                                                                     -----------             -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....            $ 1,408,398             $ 1,401,145
                                                                     ===========             ===========


       See Accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 1998                  1999
                                                              ---------             ---------
Revenues:
    Lodging ......................................            $  86,601             $ 116,313
    Food and beverage ............................               11,643                13,225
    Management, franchise and other fees .........                3,469                 3,025
    Interest on mortgages and
       notes receivable ..........................                1,575                   737
                                                              ---------             ---------
          Total revenues .........................              103,288               133,300

Costs and expenses:
    Direct hotel operating expenses:
       Lodging ...................................               20,501                28,388
       Food and beverage .........................                9,440                 9,442
       Selling and general .......................               22,151                29,530
    Occupancy and other operating ................               12,588                17,897
    General and administrative ...................                6,583                 8,186
    Depreciation and amortization ................               10,900                12,680
    Other charges ................................                   --                 2,500
                                                              ---------             ---------
          Total costs and expenses ...............               82,163               108,623

Operating income .................................               21,125                24,677

Investment income ................................                1,261                   522
Interest expense .................................               (5,787)               (8,642)
Other income .....................................                   --                 2,321
                                                              ---------             ---------

Income before income taxes
    and cumulative effect of a change in
    accounting principle .........................               16,599                18,878
Provision for income taxes .......................                6,308                 7,362
                                                              ---------             ---------

Income before the cumulative effect of a change in
    accounting principle .........................               10,291                11,516
Cumulative effect of a change in
    accounting principle, net of taxes ...........                   --                (5,315)
                                                              ---------             ---------

Net income .......................................            $  10,291             $   6,201
                                                              =========             =========

Earnings per common share:
Basic:
    Income before cumulative effect of a change in
      accounting principle .......................            $    0.22             $    0.22
    Cumulative effect of a change in accounting
      principle ..................................                   --                 (0.10)
                                                              ---------             ---------
Net earnings .....................................            $    0.22             $    0.12
                                                              =========             =========

Diluted:
    Income before cumulative effect of a change in
      accounting principle .......................            $    0.20             $    0.22
    Cumulative effect of a change in accounting
      principle ..................................                   --                 (0.10)
                                                              ---------             ---------
Net earnings .....................................            $    0.20             $    0.12
                                                              =========             =========


       See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 1998                 1999
                                                              ---------             --------
Cash flows from operating activities:
    Net income ...................................            $  10,291             $  6,201
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization .............               10,900               12,680
       Valuation adjustments .....................                   --                2,500
       Amortization of deferred financing costs ..                  826                  764
       Business interruption insurance revenue ...               (1,575)                  --
       Utilization of net operating loss
          carryforwards ..........................                1,614                  830
       Cumulative effect of net accounting change                    --                8,713
       Net loss on asset disposals ...............                   --                1,677
       Deferred income taxes .....................                   --                  978
       Amortization of deferred gain .............               (2,156)              (2,507)
       Increase (decrease) from changes in other
          operating assets and liabilities:
          Accounts receivable ....................               (4,434)              (3,613)
          Other current assets ...................                1,425                  645
          Other liabilities ......................               (7,109)                 147
                                                              ---------             --------

          Net cash provided by operating
             activities ..........................                9,782               29,015

Cash flows from investing activities:
    Net proceeds from mortgages and notes
       receivable ................................                  621                  190
    Proceeds from sales of property, equipment
       and leasehold improvements ................              115,280               26,650
    Construction of new hotels ...................              (88,281)             (44,799)
    Purchases of property, equipment and
       leasehold improvements ....................              (14,203)              (4,385)
    (Increase) decrease in restricted cash .......               (6,234)               5,187
    Proceeds from sales of marketable securities .                   --                7,725
    Purchases of marketable securities ...........                 (350)              (1,652)
    Proceeds from officer's life insurance .......                   --                4,706
    Other ........................................               (1,423)                 431
                                                              ---------             --------

          Net cash (used in) provided by investing
             activities ..........................                5,410               (5,947)

Cash flows from financing activities:
    Net proceeds from issuance of debt ...........               39,150                9,326
    Payments of debt .............................              (15,956)              (1,409)
    Proceeds from the exercise of stock options
       and warrants ..............................                  896                  233
    Treasury stock purchases .....................               (9,145)             (25,798)
    Other ........................................                  (52)                   2
                                                              ---------             --------

          Net cash provided by (used in) financing
             activities ..........................               14,893              (17,646)
                                                              ---------             --------
    Net increase in cash and cash equivalents ....               30,085                5,422

    Cash and cash equivalents at beginning
       of period .................................                5,013               12,534
                                                              ---------             --------
    Cash and cash equivalents at end of period ...            $  35,098             $ 17,956
                                                              =========             ========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -    BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1998 and 1999 and cash flows for the three months ended March 31, 1998 and 1999.

      The consolidated financial statements for the three months ended March 31, 1998 and 1999 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1998. Certain reclassifications have been made to the March 31, 1998 consolidated financial statements to conform them to the March 31, 1999 presentation.

      The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 -    ACCOUNTING POLICIES

      In 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The Company has recorded a $5.3 million charge, net of taxes, for the cumulative effect of a change in accounting principle to write off any unamortized pre-opening costs that remained on the balance sheet at the date of adoption. Additionally, on a prospective basis subsequent to the adoption of this new standard, all future pre-opening costs will be expensed as incurred.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company expects the impact to be immaterial due to its limited derivative activity. The Company believes that the adoption of SFAS 133 will not have a material effect on its financial condition or results of its operations.

NOTE 3 -    HOTEL DISPOSITIONS

      During the three months ended, March 31, 1999, the Company sold three AmeriSuites hotels, located in Houston, TX, San Antonio, TX and Portland, ME for $27.2 million. The Company will generate franchise fees under ten-year franchise agreements. The transactions generated net gains of $3.1 million.

      The Company also had a contract to sell and lease back nine additional full-service hotels to MeriStar Hospitality Corp. not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of the contract, the Company received a $4.0 million contract termination fee in February 1999.


NOTE 4 -    EARNINGS PER COMMON SHARE

      Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per share was 46.9 million and 52.3 million for the three months ended March 31, 1998 and 1999, respectively.

      Diluted earnings per share reflects adjustments to basic earnings per share for the dilutive effect of stock options and warrants and the elimination of interest expense and, in 1998, the issuance of additional common shares from the assumed conversion of the 7% convertible subordinated notes. The weighted average number of common shares used in computing diluted earnings per share was
55.4 million and 53.6 million for the three months ended March 31, 1998 and 1999, respectively.


NOTE 5 -    INTEREST EXPENSE

      The Company capitalized $7.2 million and $5.4 million for the three months ended March 31, 1998 and 1999, respectively, of interest related to borrowings used to finance hotel construction. Also included in interest expense is the amortization of deferred financing fees of $826,000 and $764,000 for the three months ended March 31, 1998 and 1999, respectively.

NOTE 6  -   TREASURY STOCK

      Under its stock repurchase program, in 1999 the Company purchased 2.5 million shares of its common stock at an average price of $10.27 per share. Under the terms of the Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility"), the Company may purchase shares in an aggregate amount not to exceed $50 million through December 1999.


NOTE 7 -    COMPREHENSIVE INCOME

      For the three months ended March 31, 1999, comprehensive income consisted of the following (in thousands):


                                                   THREE MONTHS
                                                      ENDED
                                                     MARCH 31,
                                               ---------------------
                                                 1998          1999
                                               -------       -------
          Net income ...................       $10,291       $ 6,201
          Unrealized loss on marketable
          securities, net of taxes .....            --        (2,758)
                                               -------       -------
                           Total .......       $10,291       $ 3,443
                                               =======       =======

NOTE 8 -    OTHER INCOME

      Other income consists of property transactions and other asset sales and retirements. For the three months ended March 31, 1999, other income consisted of net gains on property transactions of $3.1 million, contract termination fees of $4.0 million (See Note 3) and losses on sales of marketable securities of $4.8 million.


NOTE 9 -    OTHER CHARGES

      For the three months ended March 31, 1999, the Company established a $2.5 million valuation reserve related to seven non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has reduced the carrying value of the assets to reflect current market conditions.


NOTE 10 -   GEOGRAPHIC AND BUSINESS INFORMATION

      The Company's hotels serve four major lodging industry segments: the all-suites segment, under its AmeriSuites brand: the extended-stay segment, under its HomeGates brand; the limited-service segment, primarily under its Wellesley Inns brand and the full-service segment under major national franchises.

      The following table presents revenues and other financial information by business segment for the three months ended March 31, 1998 and 1999.


Three months ended March 31, 1999

                                 All-  Extended  Limited   Full
                                Suites   Stay    Service  Service  Consolidated
                                ------ --------  -------  -------  ------------
Revenues......................$ 57,182 $ 13,345 $ 13,228  $ 45,783  $  129,538
Hotel EBITDA..................  20,216    5,445    6,355     9,903      41,919
Depreciation and amortization.   5,750    1,982    1,430     3,305      12,467
Capital expenditures..........  27,853   18,130    1,132     1,808      48,923
Total Assets.................. 622,916  287,855  113,598   230,214   1,254,583



Three months ended March 31, 1998

                                 All-  Extended  Limited   Full
                                Suites   Stay    Service  Service  Consolidated
                                ------ --------  -------  -------  ------------

Revenues......................$ 39,562 $  4,135 $ 13,263  $ 41,284    $ 98,244
Hotel EBITDA..................  16,201    1,467    6,787     8,913      33,368
Depreciation and amortization.   5,238      996    1,301     3,199      10,734
Capital expenditures..........  50,193   40,357      722    10,764     102,036
Total Assets.................. 508,251  123,125  114,732   238,454     984,562

PART I.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited-service). Also within its portfolio are owned and/or managed hotels operated under franchise agreements with national hotel chains. As of May 2, 1999, the Company owned 155 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements primarily with Real Estate Investment Trusts ("REITS") (the "Leased Hotels"), managed 10 hotels for third parties (the "Managed Hotels") and franchised four hotels, which it does not operate (the "Franchised Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of revenues (generally between 2.5% to 5.0%) on the Leased Hotels, Managed Hotels and Franchised Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and records management fees (including incentive management fees) on the Managed Hotels and franchise revenue on the Franchised Hotels.

      The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inns brands both through corporate development and franchising. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment.

      The Company intends to convert 38 of its extended-stay HomeGate hotels into its limited-service Wellesley Inns brand. The Company expects to complete this conversion in the fourth quarter of 1999 and currently anticipates a conversion cost of approximately $3.0 to $5.0 million. The conversion will change the hotels' customer base from extended-stay to transient. The Company believes this will enhance the value of its existing hotels and improve its franchising prospects for the Wellesley brand.

      For the three months ended March 31, 1999, earnings before asset transactions and other charges increased by 13% over the same period in 1998. The earnings gains resulted from growth in revenue per available room ("REVPAR") of 5.2% for the comparable Owned Hotels, and significant new AmeriSuites unit growth over the prior period.

      Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 24.5% to $39.9 million for the three months ended March 31, 1999. Hotel EBITDA increased by 25.7% to $41.9 million for the three month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels and excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The changes in EBITDA and Hotel

EBITDA are attributable to the growth at comparable hotels and the addition of new hotels offset by rent expense associated with the sale/leaseback of hotels.

      The Company's hotels currently operate in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the mid-price extended-stay segment, under the Company's proprietary HomeGate Studios & Suites brand; the upscale full-service segment, under major national franchises; and the midprice limited-service segment, primarily under the Company's proprietary Wellesley Inns brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                           1998                        1999
                                           ----                        ----
                                   Amount      % of Total      Amount      % of Total
                                   ------      ----------      ------      ----------
      All-suites ..........       $16,201         48.6        $20,216         48.3%
      Full-service ........         8,913         26.7          9,903         23.6%
      Limited-service .....         6,787         20.3          6,355         15.2%
      Extended-Stay .......         1,467          4.4          5,445         12.9%
                                  -------        -----        -------        -----
            Total .........       $33,368        100.0%       $41,919        100.0%
                                  =======        =====        =======        =====


   Hotel EBITDA for the three months ended March 31, 1999 reflects the shifting mix in the Company's hotel portfolio toward its proprietary brands. Based on the Company's development plans, Prime expects the relative contribution from its proprietary brands to continue to increase in 1999. Additionally, with the conversion of 38 extended-stay HomeGate hotels into the limited-service Wellesley Inns brand in the fourth quarter of 1999, the Company's hotels will effectively operate in three segments.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

      The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three months ended March 31, 1998 and 1999. The results of the three hotels divested in 1999 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                  TOTAL                     COMPARABLE OWNED HOTELS(2)
                                                            THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                 MARCH 31,                           MARCH 31,
 (IN THOUSANDS, EXCEPT ADR AND REVPAR)                    1998             1999               1998               1999
                                                        --------         --------         ----------         ----------
INCOME STATEMENT DATA:
Revenues:
  Lodging ......................................        $ 86,601         $116,313         $   55,680         $   58,688
  Food and beverage ............................          11,643           13,225              5,587              5,651
  Management, franchise and other ..............           3,469            3,025
  Interest on mortgages and notes receivable ...           1,575              737
                                                        --------         --------
          Total revenues .......................         103,288          133,300
Direct hotel operating expenses:
  Lodging ......................................          20,501           28,388             13,232             14,419
  Food and beverage ............................           9,440            9,442              4,585              4,635
  Selling and general ..........................          22,151           29,530             13,371             13,751
Occupancy and other operating ..................          12,588           17,897
General and administrative .....................           6,583            8,186
Depreciation and amortization ..................          10,900           12,680
Other charges ..................................              --            2,500
                                                        --------         --------
          Total costs and expenses .............          82,163          108,623
Operating income ...............................          21,125           24,677
OPERATING EXPENSE MARGINS:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging revenue ..            23.7%            24.4%              23.8%              24.6%
  Food and beverage, as a percentage of food and
     beverage revenue ..........................            81.1%            71.4%              82.1%              82.0%
  Selling and general, as a percentage of
     lodging and food and beverage revenue .....            22.5%            22.8%              21.8%              21.4%
Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue .....            12.8%            13.8%
General and administrative, as a percentage of
  total revenue ................................             6.4%             6.1%
Other Data(1):
Occupancy ......................................            60.6%            61.7%              62.6%              65.2%
Average daily rate ("ADR") .....................        $  83.20         $  82.12         $    79.73         $    80.42
Revenue per available room ("REVPAR") ..........        $  50.42         $  50.65         $    49.88         $    52.45
Gross operating profit .........................        $ 46,152         $ 62,178         $   30,079         $   31,534

(1) For purposes of showing operating trends, the three hotels divested in 1999 have been excluded from the other data section of the tables.

(2) Comparable Owned Hotels refers to the 92 Owned Hotels which were open for the full period in both 1998 and 1999 excluding the Frenchman's Reef which is currently marketed for sale.

     Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $29.7 million, or 34.3%, respectively, for the three months ended March 31, 1999, as compared to the same period in 1998. Lodging revenues for the three months ended March 31, 1999 increased due to incremental revenues of $24.4 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $3.0 million, or 5.4%.

      The following table sets forth hotel operating data for the comparable Owned Hotels, for the three months ended March 31, 1999 as compared to the same period in 1998, by product type:

                                 THREE MONTHS ENDED
                                      MARCH 31,
                         1998            1999           %CHANGE
                         ----            ----           -------
AMERISUITES
      OCCUPANCY           62.6%          66.2%
            ADR        $ 81.97        $ 82.54
         REVPAR        $ 51.34        $ 54.66             6.5%
HOMEGATE
      OCCUPANCY           50.1%          57.2%
            ADR        $ 53.02        $ 54.46
         REVPAR        $ 26.58        $ 31.15            17.2%
FULL-SERVICE
      OCCUPANCY           59.8%          59.1%
            ADR        $ 96.24        $102.92
         REVPAR        $ 57.52        $ 60.78             5.7%
WELLESLEY INNS
      OCCUPANCY           70.0%          72.5%
            ADR        $ 70.93        $ 68.53
         REVPAR        $ 49.65        $ 49.65               0%
TOTAL
      OCCUPANCY           62.6%          65.2%
            ADR        $ 79.73        $ 80.42
         REVPAR        $ 49.88        $ 52.45             5.2%

   The REVPAR increases at comparable hotels reflect the growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment and favorable industry trends in the full service segment which is concentrated in the Northeast. The improvements in REVPAR at comparable Owned Hotels were generated by increases in occupancy percentage and ADR, which rose by 4.2% and 0.9%, respectively, for the three month period.

      Food and beverage revenues increased by $1.6 million, or 13.6%, for the three months ended March 31, 1999 as compared to the same period in 1998 primarily attributable to increased revenues at the company-owned Marriott's Frenchman's Reef in St. Thomas U.S.V.I. (the "Frenchman's Reef"). Food and beverage revenues for comparable Owned Hotels increased by $64,000, or 1.1%, for the three month period.

      Management, franchise and other revenue consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, rental income and business interruption insurance related to the Frenchman's Reef. Management, franchise and other revenue, excluding business interruption insurance, increased by $1.0 million, or 51.3%, for the three months ended March 31, 1999 as compared to the same period in 1998 due to increases in franchise royalty fees related to the Franchised Hotels and base and incentive management fees associated with the Managed Hotels. Business interruption insurance revenue of $1.5 million was recorded during the three months ended March 31, 1998 and was based on a settlement in March 1998 of the Company's claim related to the damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. No business interruption insurance revenue was recorded during the three months ended March 31, 1999.

      Interest on mortgages and notes receivable primarily relates to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $838,000 for the three months ended March 31, 1999, or 53.2%, as compared to the same period in 1998 primarily due to the settlement of various cash flow mortgages and notes receivables in 1998.

      Direct lodging expenses increased by $7.9 million, or 38.5%, for the three months ended March 31, 1999, as compared to the same period in 1998 due primarily to the addition of new hotels. Direct lodging expenses as a percentage of lodging revenue increased from 23.7% to 24.4% for the three month period. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues increased from 23.8% to 24.6% for the three month period.

      Direct food and beverage expenses for the three months ended March 31, 1999 remained flat at $9.4 million, as compared to the same period in 1998. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 81.1% to 71.4% for the three month period ended March 31, 1999 compared to the same period in the prior year, primarily due to the higher margins generated at the Frenchman's Reef. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues remained constant at approximately 82.0% for the three month periods.

      Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $7.4 million, or 33.3%, for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses increased slightly from 22.5% to 22.8% for the three month period due to increased expenses at the Frenchman's Reef. For the comparable Owned Hotels, direct hotel selling and general as a percentage of hotel revenues decreased slightly from 21.8% to 21.4% for the three month period.

      Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $5.3 million, or 42.2%, for the three months ended March 31, 1999, as compared to the same period in 1998 due to the rent expense associated with the sale/leaseback of hotels to MeriStar and Equity Inns and the addition of new hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 12.8% to 13.8% for the three month period.

      General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $1.6 million, or 24.4%, for the three months ended March 31, 1999 as compared to the same period in 1998 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites and HomeGate hotels and costs associated with the Company's franchising efforts. As a percentage of total revenues, general and administrative expenses decreased from 6.4% to 6.1% for the three month period due to increased operating leverage.

      Depreciation and amortization expense increased by $1.8 million, or 16.3%, for the three months ended March 31, 1999 as compared to the same period in 1998 due to the impact of new hotel properties.

      Other charges for the three months ended March 31, 1999 consisted of a reserve of $2.5 million related to seven non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has reduced the carrying value of the assets to reflect current market conditions.

      Investment income decreased by $739,000, or 58.6% for the three months ended March 31, 1999 as compared to the same period in 1998 due to a decrease in dividend income of $480,000 attributable to sales of marketable securities and a decrease in weighted average cash balances.

      Interest expense increased by $2.9 million, or 49.3% for the three months ended March 31, 1999 as compared to the same period in 1998, primarily due to increased borrowings under the Company's Revolving Credit Facility and a reduction in the amount of interest capitalized during the three month period ended March 31, 1999. Capitalized interest decreased from $7.2 million to $5.4 million for the three month periods due to a decrease in construction spending.

      Other income consists of property transactions and other asset sales and retirements. For the three months ended March 31, 1999, other income consisted of net gains on property transactions of $3.1 million, contract termination fees of $4.0 million and losses on sales of marketable securities of $4.8 million.


LIQUIDITY AND CAPITAL RESOURCES

      Prime's external growth focuses on the expansion of its proprietary brands through new construction both directly by the Company and by franchisees.

      At March 31, 1999, the Company had cash, cash equivalents and current marketable securities of $23.9 million. In addition, at March 31, 1999, the Company had $25.0 million available under the Revolving Credit Facility.

      The Company's major sources of cash for the three months ended March 31, 1999 were net proceeds from the sale of three AmeriSuites hotels of $26.7 million, borrowings under the Revolving Credit Facility of $10.0 million and cash flow from operations of $29.0 million. The Company's major uses of cash during the period were capital expenditures of $49.2 million relating primarily to the development of new hotels and the repurchase of its common stock of $25.8 million.

      For the three months ended March 31, 1998 and 1999, cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $1.6 million and $830,000, respectively. At March 31, 1999, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $67.7 million which are subject to annual utilization limitations and expire beginning in 2005 and continuing through 2006.

      Sources of Capital. The Company has undertaken a strategic initiative to dispose of hotel real estate and to invest the proceeds in the growth of its proprietary brands. Due to the uncertainty in the hotel divestiture markets, the Company's business plan does not depend on any material proceeds from asset sales in 1999. During the quarter, Prime sold three AmeriSuites hotels and realized $26.7 million in cash proceeds. The Company also began marketing the sale of its Frenchman's Reef hotel and expects to receive offers in the second quarter.

      The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. As of March 31, 1999, the Company had outstanding borrowings of $175.0 million under the facility and further availability of $25.0 million.

      The Company had a contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of its contract, the Company received a $4.0 million contract termination fee in February 1999.

      Uses of Capital. The Company's capital spending is focused on completing the development of its AmeriSuites and HomeGate hotels currently under construction. For the three months ended March 31, 1999, the Company spent $27.3 million on new construction of AmeriSuites and $17.5 million on new construction of HomeGates. The Company expects to spend an additional $15.0 million in 1999 to complete its current construction pipeline and an additional $30 million on new AmeriSuites construction to begin in mid-1999 on six land sites it owns (amounts include capitalized interest). These amounts are to be funded by borrowings under the Revolving Credit Facility and internally generated cash flow.

      For the three months ended March 31, 1999, the Company spent approximately $4.4 million on capital improvements at its Owned Hotels.

      During the quarter, the Company purchased 2.5 million shares of its common stock at an average price of $10.27 per share. Under the terms of the Revolving Credit Facility, the Company may purchase shares in an aggregate amount not to exceed $50 million through December 1999.

      In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of March 31, 1999, the Company had advances of approximately $229.5 million to such third party which advances are classified as property, equipment and leasehold improvements.

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

      As of March 31, 1999, the Company believes that approximately 75% of its information systems are year 2000 ready. The Company estimates that the total costs associated with implementing year 2000 readiness since the project's commencement will be in the range of $1 million. The Company anticipates that it will finance the cost of its year 2000 remediation using its existing sources of liquidity.

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

            None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  PRIME HOSPITALITY CORP.



   Date:    May 14, 1999          By:   /s/ A.F. Petrocelli
                                        ---------------------------------------
                                        A.F. Petrocelli
                                        President and Chief Executive
                                        Officer



   Date:    May 14, 1999          By:   /s/ Douglas Vicari
                                        -------------------------------------
                                        Douglas Vicari
                                        Senior Vice President and Chief
                                        Financial Officer