Form 10-Q
period 1999-06-30
PRIME HOSPITALITY CORP
filed 1999-08-06
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


(MARK ONE)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The registrant had 51,696,159 shares of common stock, $.01 par value outstanding, as of July 31, 1999.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                           PAGE
PART I.     FINANCIAL INFORMATION                                         NUMBER
                                                                          ------
Item 1.     Financial Statements

            Consolidated Balance Sheets
                December 31, 1998 and June 30, 1999......................... 1

            Consolidated Statements of Income
                Three and Six Months Ended June 30, 1998
                and June 30, 1999........................................... 2

            Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1998
                and June 30, 1999........................................... 3

            Notes to Interim Consolidated Financial Statements.............. 4


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 9



PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.............20

Item 6.     Exhibits and Reports on Form 8-K................................20

Signatures     .............................................................21

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      DECEMBER 31,          JUNE 30,
                                                                          1998                1999
                                                                      ------------        -----------
                                 ASSETS                                                   (Unaudited)
Current assets:
     Cash and cash equivalents .................................       $    12,534        $    11,142
     Marketable securities available for sale ..................            12,460              6,270
     Accounts receivable, net of reserves ......................            20,816             26,932
     Current portion of mortgages and
         notes receivable ......................................               797                590
     Other current assets ......................................            28,791             20,226
                                                                       -----------        -----------
            Total current assets ...............................            75,398             65,160

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization ..........         1,281,378          1,289,545
Mortgages and notes receivable, net of
     current portion ...........................................            14,688             14,530
Other assets ...................................................            36,934             25,997
                                                                       -----------        -----------

            TOTAL ASSETS .......................................       $ 1,408,398        $ 1,395,232
                                                                       ===========        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt ...................................       $    15,762        $    21,701
     Other current liabilities .................................            82,767             81,425
                                                                       -----------        -----------
            Total current liabilities ..........................            98,529            103,126

Long-term debt, net of current portion .........................           582,031            566,174
Other liabilities ..............................................             6,240              5,411
Deferred income ................................................            80,553             76,044
                                                                       -----------        -----------

            Total liabilities ..................................           767,353            750,755

Commitments and contingencies                                                 --                 --

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued .............              --                 --
     Common stock, par value $.01 per share;
         75,000,000 shares authorized; 55,202,253 and
         55,708,522 shares issued and outstanding
         at December 31, 1998 and June 30, 1999,
         respectively ..........................................               552                557
     Capital in excess of par value ............................           511,981            516,772
     Retained earnings .........................................           159,584            182,049
     Accumulated other comprehensive loss,
         net of taxes ..........................................            (4,993)            (2,049)
     Treasury stock (1,470,439 shares at December 31, 1998
         and 4,059,678 shares at June 30, 1999) ................           (26,079)           (52,852)
                                                                       -----------        -----------
            Total stockholders' equity .........................           641,045            644,477
                                                                       -----------        -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........       $ 1,408,398        $ 1,395,232
                                                                       ===========        ===========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                        1998             1999             1998             1999
                                                                     ---------        ---------        ---------        ---------
Revenues:
     Lodging .................................................       $ 100,394        $ 125,450        $ 186,995        $ 241,763
     Food and beverage .......................................          14,683           15,761           26,325           28,986
     Management, franchise and other fees ....................           6,521            4,081            9,990            7,106
     Interest on mortgages and
         notes receivable ....................................           1,349              729            2,924            1,465
                                                                     ---------        ---------        ---------        ---------
            Total revenues ...................................         122,947          146,021          226,234          279,320

Costs and expenses:
     Direct hotel operating expenses:
         Lodging .............................................          24,122           31,172           44,623           59,560
         Food and beverage ...................................          10,446           10,556           19,886           19,998
         Selling and general .................................          24,052           28,559           46,203           58,088
     Occupancy and other operating ...........................          13,425           18,653           26,013           36,550
     General and administrative ..............................           6,399            7,353           12,982           15,540
     Depreciation and amortization ...........................           9,862           12,224           20,762           24,904
     Other charges ...........................................          10,000            1,411           10,000            3,911
                                                                     ---------        ---------        ---------        ---------
            Total costs and expenses .........................          98,306          109,928          180,469          218,551

Operating income .............................................          24,641           36,093           45,765           60,769

Investment income ............................................             725              198            1,987              721
Interest expense .............................................          (5,701)         (10,741)         (11,488)         (19,383)
Other income .................................................          18,353            1,112           18,353            3,434
                                                                     ---------        ---------        ---------        ---------

Income before income taxes
     and cumulative effect of a change in accounting principle          38,018           26,662           54,617           45,541
Provision for income taxes ...................................          14,447           10,398           20,754           17,761
                                                                     ---------        ---------        ---------        ---------

Income before the cumulative effect of a change in
     accounting principle ....................................          23,571           16,264           33,863           27,780
Cumulative effect of a change in
     accounting principle, net of taxes ......................            --               --               --             (5,315)
                                                                     ---------        ---------        ---------        ---------
Net income ...................................................       $  23,571        $  16,264        $  33,863        $  22,465
                                                                     =========        =========        =========        =========

Earnings per common share:
Basic:
     Income before the cumulative effect of a change in
         accounting principle ................................       $    0.45        $    0.32        $    0.68        $    0.54
     Cumulative effect of a change in accounting principle ...            --               --               --              (0.10)
                                                                     ---------        ---------        ---------        ---------
Net earnings .................................................       $    0.45        $    0.32        $    0.68        $    0.44
                                                                     =========        =========        =========        =========

Diluted:
     Income before the cumulative effect of a change in
         accounting principle ................................       $    0.43        $    0.31        $    0.63        $    0.52
     Cumulative effect of a change in accounting principle ...            --               --               --              (0.10)
                                                                     ---------        ---------        ---------        ---------
Net earnings .................................................       $    0.43        $    0.31        $    0.63        $    0.42
                                                                     =========        =========        =========        =========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)

                                                             1998             1999
                                                          ---------        ---------
Cash flows from operating activities:
    Net income ....................................       $  33,863        $  22,465
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization ..............          20,762           24,904
       Valuation adjustments ......................          10,000            2,500
       Amortization of deferred financing costs ...           1,567            1,553
       Utilization of net operating loss
           carryforwards ..........................           3,227            1,660
       Gain on settlement of notes receivable .....         (18,353)            --
       Cumulative effect of net accounting change .            --              8,713
       Net loss on asset disposals ................            --                564
       Deferred income taxes ......................            --              1,955
       Amortization of deferred gain ..............          (4,329)          (5,014)
       Increase (decrease) from changes in other
           operating assets and liabilities:
           Accounts receivable ....................          (5,693)          (6,116)
           Other current assets ...................             929            2,842
           Other liabilities ......................           2,426           (5,124)
                                                          ---------        ---------

           Net cash provided by operating
             activities ...........................          44,399           50,902

Cash flows from investing activities:
    Net proceeds from mortgages and notes
       receivable .................................          24,605              364
    Proceeds from sales of property, equipment
       and leasehold improvements .................         211,236           43,041
    Construction of new hotels ....................        (196,413)         (65,586)
    Purchases of property, equipment and
       leasehold improvements .....................         (21,058)         (11,707)
    Net proceeds from insurance settlement ........           3,782             --
    (Increase) decrease in restricted cash ........          (5,981)           5,789
    Proceeds from sales of marketable securities ..            --              7,725
    Purchases of marketable securities ............            (375)          (1,652)
    Proceeds from officer's life insurance ........            --              4,706
    Other .........................................          (3,654)            (572)
                                                          ---------        ---------

           Net cash (used in) provided by investing
             activities ...........................          12,142          (17,892)

Cash flows from financing activities:
    Net proceeds from issuance of debt ............          79,926           10,000
    Payments of debt ..............................         (66,354)         (19,918)
    Proceeds from the exercise of stock options
       and warrants ...............................           2,050            3,137
    Treasury stock purchases ......................         (17,777)         (26,773)
    Other .........................................            --               (848)
                                                          ---------        ---------

           Net cash (used in) financing activities           (2,155)         (34,402)
                                                          ---------        ---------
    Net increase in cash and cash equivalents .....          54,386           (1,392)

    Cash and cash equivalents at beginning
       of period ..................................           5,013           12,534
                                                          ---------        ---------
    Cash and cash equivalents at end of period ....       $  59,399        $  11,142
                                                          =========        =========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -          BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1998 and 1999 and cash flows for the six months ended June 30, 1998 and 1999.

         The consolidated financial statements for the three and six months ended June 30, 1998 and 1999 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1998. Certain reclassifications have been made to the June 30, 1998 consolidated financial statements to conform them to the June 30, 1999 presentation.

         The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements. However, the Company believes that the adoption of SFAS 133 will not have a material effect on its financial condition or results of its operations.

NOTE 3 -          HOTEL DISPOSITIONS

         During the six months ended June 30, 1999, the Company sold four AmeriSuites hotels, located in Houston, TX, San Antonio, TX, Portland, ME and Dublin, CA, for $39.7 million. The transactions generated net gains of $4.1 million and provide for the Company to generate franchise fees under ten-year franchise agreements.

         During the six months ended June 30, 1999, the Company also sold one HomeGate Studios and Suites hotel located in Grand Prairie, TX and a vacant land parcel located in Chicago, IL for total proceeds of $3.3 million. The transactions generated a net gain of $116,000.

         The Company also had a contract to sell and lease back nine additional full-service hotels to MeriStar Hospitality Corp. not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of the contract, the Company received a $4.0 million contract termination fee in February 1999. This fee is included in other income for the six months ended June 30, 1999.


NOTE 4 -          EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per share was
52.6 million and 51.3 million for the three months ended June 30, 1998 and 1999, respectively, and 49.7 million and 51.8 million for the six months ended June 30, 1998 and 1999, respectively.

         Diluted earnings per share reflects adjustments to basic earnings per share for the dilutive effect of stock options and warrants and in 1998, the elimination of interest expense and the issuance of additional common shares from the assumed conversion of the Company's 7% convertible subordinated notes. The weighted average number of common shares used in computing diluted earnings per share was 55.2 million and 53.0 million for the three months ended June 30, 1998 and 1999, respectively, and 55.3 million and 53.3 million for the six months ended June 30, 1998 and 1999, respectively.


NOTE 5 -          INTEREST EXPENSE

         The Company capitalizes interest related to borrowings used to finance hotel construction. Capitalized interest was $6.6 million and $3.1 million for the three months ended June 30, 1998 and 1999, respectively, and $13.8 million and $8.5 million for the six months ended June 30, 1998 and 1999, respectively. Also included in interest expense is the amortization of deferred financing fees of $742,000 and $788,000 for the three months ended June 30, 1998 and 1999, respectively, and $1.6 million for each of the six month periods ended June 30, 1998 and 1999.

NOTE 6  -         TREASURY STOCK

         Under its stock repurchase program, in 1999 the Company purchased 2.6 million shares of its common stock at an average price of $10.34 per share. Under the terms of the Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility"), the Company may purchase shares in an aggregate amount not to exceed $50 million through December 1999.


NOTE 7 -          COMPREHENSIVE INCOME

         For the three and six months ended June 30, 1998 and 1999, comprehensive income consisted of the following (in thousands):


                                             THREE MONTHS                    SIX MONTHS
                                                 ENDED                         ENDED
                                                JUNE 30,                      JUNE 30,
                                       ------------------------       ------------------------
                                         1998            1999           1998            1999
                                       --------        --------       --------        --------
Net income                             $ 23,571        $ 16,264       $ 33,863        $ 22,465
Unrealized loss on marketable
securities, net of taxes                 (2,612)            709         (2,612)         (2,049)
                                       --------        --------       --------        --------
                           Total       $ 20,959        $ 16,973       $ 31,251        $ 20,416
                                       ========        ========       ========        ========


NOTE 8 -          OTHER CHARGES

         During the quarter ended June 30, 1999, the Company recorded $1.4 million in severance charges related to costs associated with the Company's restructuring of its corporate and regional offices.

         In March 1999, the Company recorded a $2.5 million valuation reserve related to seven non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has reduced the carrying value of these assets to reflect current market conditions. The Company had previously reserved $10.0 million during the six months ended June 30, 1998 related to these hotels.


NOTE 9 -          OTHER INCOME

         Other income consists of income from property transactions and other asset sales and retirements. For the three months ended June 30, 1999, other income consisted of $1.1 million related to net gains on property transactions. For the six months ended June 30, 1999, other income consisted of net gains on property transactions of $4.2 million, losses on the sales of marketable securities of $4.8 million and a $4.0 contract termination fee (See
Note 3). For the three and six months ended June 30, 1998, other income consisted of gains on the settlement of notes receivable of $18.4 million.


NOTE 10 -         GEOGRAPHIC AND BUSINESS INFORMATION

         The Company's hotels serve four major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the extended-stay segment, under its HomeGates brand; the limited-service segment, primarily under its Wellesley Inns brand; and the full-service segment under major national franchises. The Company is in the process of converting the majority of its HomeGate brand to its Wellesley Inn brand and intends to complete the conversion by November 1999.

         The following table presents revenues and other financial information by business segment for the three and six months ended June 30, 1998 and 1999.


THREE MONTHS ENDED JUNE 30, 1998


                                          EXTENDED-      LIMITED-         FULL-      CONSOLIDATED
                           ALL-SUITES        STAY        SERVICE         SERVICE       SEGMENTS
                           ----------     ---------      --------        -------     ------------
Revenues                   $ 51,003       $  6,077       $ 11,781       $ 46,215       $115,077

Hotel EBITDA  (1)            22,494          2,123          5,148         13,678         43,443

Depreciation and
amortization                  5,373            375          1,077          2,876          9,701

Capital expenditures         60,918         50,392            805          2,097        114,212

Total Assets                464,986        173,669        112,902        239,463        991,020



THREE MONTHS ENDED JUNE 30, 1999


                                          EXTENDED-      LIMITED-      FULL-       CONSOLIDATED
                           ALL-SUITES        STAY        SERVICE      SERVICE        SEGMENTS
                           ----------     ---------      --------     -------      ------------
Revenues                   $   63,623     $  14,726      $  11,854   $  51,008       $  141,211

Hotel EBITDA  (1)              25,717         5,689          4,971      14,130           50,507

Depreciation and
amortization                    5,830         1,943          1,451       2,786           12,010

Capital expenditures           15,631         7,281          1,021       2,988           26,921

Total Assets                  643,402       317,840        112,001     216,221        1,289,464

SIX MONTHS ENDED JUNE 30, 1998


                                          EXTENDED-      LIMITED-         FULL-      CONSOLIDATED
                           ALL-SUITES        STAY        SERVICE         SERVICE       SEGMENTS
                           ----------     ---------      --------        -------     ------------
Revenues                   $ 90,565       $ 10,212       $ 24,044       $ 87,499       $213,320

Hotel EBITDA  (1)            39,214          3,585         12,070         23,872         78,741

Depreciation and
amortization                 10,611          1,371          2,378          6,075         20,435

Capital expenditures        111,111         90,749          1,327         12,861        216,048

Total Assets                464,986        173,669        112,902        239,463        991,020



SIX MONTHS ENDED JUNE 30, 1999


                                            EXTENDED-         LIMITED-          FULL-         CONSOLIDATED
                           ALL-SUITES          STAY           SERVICE          SERVICE          SEGMENTS
                           ----------       ---------         --------         -------        ------------
Revenues                   $  120,805       $   28,071       $   25,082       $   96,791       $  270,749

Hotel EBITDA  (1)              46,816           11,133           11,401           25,658           95,008

Depreciation and
amortization                   11,580            3,925            2,881            6,091           24,477

Capital expenditures           42,484           25,411            2,153            4,796           75,844

Total Assets                  643,402          317,840          112,001          216,221        1,289,464


(1) Hotel EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

PART I.           FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites ("HomeGate") (extended-stay) and Wellesley Inn & Suites ("Wellesley Inn") (limited-service). Also within its portfolio are owned and/or managed hotels operated under franchise agreements with national hotel chains. As of July 31, 1999, the Company owned 159 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements primarily with real estate investment trusts ("REITS") (the "Leased Hotels"), managed 16 hotels for third parties (the "Managed Hotels") and franchised five hotels, which it does not operate (the "Franchised Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of revenues (generally between 2.5% to 5.0%) on the Leased Hotels, Managed Hotels and Franchised Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and records management fees (including incentive management fees) on the Managed Hotels and franchise revenue on the Franchised Hotels.

         The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn brands both through corporate development and franchising. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. Since it received approval to begin franchising in mid 1998, Prime has executed 19 new franchise agreements (18 AmeriSuites) and has 29 applications pending. In addition, during the quarter construction began on three of these sites in Grapevine, TX, Elmhurst, IL and Peoria, IL. Construction is scheduled to begin on nine additional franchised sites in the third quarter.

         The Company is in the process of converting 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn brand. The Company expects to complete this conversion in the fourth quarter of 1999 and currently anticipates a conversion cost of approximately $3.0 to $5.0 million. The conversion will change the hotels' customer base from extended-stay to transient. The Company believes this will enhance the value of its existing hotels, create efficiencies by adding critical mass to the Wellesley Inn chain and improve its franchising prospects for the Wellesley Inn brand.

         For the three months ended June 30, 1999, earnings before asset transactions and other charges decreased from $18.4 million in 1998 to $16.4 million in 1999. The results were impacted by the effect of capitalized interest which was $2.1 million less during the period than the same period in 1998 due to the lower levels of construction activity in 1999.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 12% to $49.7 million for the three months ended June 30, 1999. Hotel EBITDA increased by 16.3% to

$50.5 million for the three month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels and excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The changes in EBITDA and Hotel EBITDA are attributable to the growth at comparable hotels and the addition of new hotels and are offset by rent expense associated with the sale/leaseback of hotels.

         The Company's hotels currently operate in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; the mid-price limited-service segment, primarily under the Company's proprietary Wellesley Inn & Suites brand; and the mid-price extended-stay segment, under the Company's proprietary HomeGate Studios & Suites brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):


                              THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                            1998                      1999                      1998                       1999
                            ----                      ----                      ----                       ----
                                   % of                       % of                      % of                       % of
                      Amt.        Total        Amt.          Total        Amt.         Total         Amt.         Total
                      ----        -----        ----          -----        ----         -----         ----         -----
  ALL-SUITES       $22,494        51.8%      $25,717         50.9%      $39,214        49.8%       $46,816        49.3%
FULL-SERVICE        13,678        31.5%       14,130         28.0%       23,872        30.3%        25,658        27.0%
 LTD-SERVICE         5,148        11.9%        4,971          9.8%       12,070        15.3%        11,401        12.0%
   EXTD-STAY         2,123         4.8%        5,689         11.3%        3,585         4.6%        11,133        11.7%
                   -------      ------       -------        -----       -------       -----        -------       -----
       TOTAL       $43,443       100.0%      $50,507        100.0%      $78,741       100.0%       $95,008       100.0%
                   =======      ======       =======        =====       =======       =====        =======       =====


    Hotel EBITDA for the three and six months ended June 30, 1999 continued to reflect the shifting mix in the Company's hotel portfolio toward its proprietary brands. Based on the number of new hotels opened during 1999, Prime expects the relative contribution from its proprietary brands to continue to increase. Additionally, with the planned conversion of the majority of its extended-stay HomeGate hotels into the limited-service Wellesley Inn brand in the fourth quarter of 1999, the Company's hotels will no longer operate in the extended-stay segment.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

         The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and six months ended June 30, 1998 and 1999. The results of the six hotels divested in 1998 and 1999 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.

                                                                                                        COMPARABLE HOTELS
                                                                           TOTAL                            OWNED (2)
                                                                     THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
(IN THOUSANDS, EXCEPT ADR AND REVPAR)                               1998            1999             1998              1999
                                                                    ----            ----             ----              ----
INCOME STATEMENT DATA:
Revenues:
  Lodging .................................................       $100,394        $125,450        $   69,011        $   71,220
  Food and beverage .......................................         14,683          15,761             7,443             7,312
  Management, franchise and other..........................          6,521           4,081
  Interest on mortgages and notes receivable ..............          1,349             729
                                                                  --------        --------
          Total revenues ..................................        122,947         146,021
Direct hotel operating expenses:
  Lodging .................................................         24,122          31,172            16,384            17,643
  Food and beverage .......................................         10,446          10,556             5,546             5,355
  Selling and general .....................................         24,052          28,559            15,544            15,771
Occupancy and other operating .............................         13,425          18,653
General and administrative ................................          6,399           7,353
Depreciation and amortization .............................          9,862          12,224
Other charges..............................................         10,000           1,411
                                                                  --------        --------
          Total costs and expenses ........................         98,306         109,928
Operating income ..........................................         24,641          36,093
OPERATING EXPENSE MARGINS:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging revenue .............          24.0%           24.8%                23.7%             24.8%
  Food and beverage, as a percentage of food and
     beverage revenue .....................................          71.1%           67.0%                74.5%             73.2%
  Selling and general, as a percentage of
     lodging and food and beverage revenue ................          20.9%           20.2%                20.3%             20.1%
Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue ................          11.7%           13.2%
General and administrative, as a percentage of
  total revenue ...........................................           5.2%            5.0%
Other Data(1):
Occupancy .................................................          68.0%           66.6%                69.5%             70.8%
Average daily rate ("ADR") ................................       $  78.51        $  78.99        $       76.32     $       77.17
Revenue per available room ("REVPAR") .....................       $  53.37        $  52.63        $       53.05     $       54.61
Gross operating profit ....................................       $ 56,457        $ 70,924        $      38,980     $      39,763

(1) For purposes of showing operating trends, the six hotels divested in 1998 and 1999 have been excluded from the other data section of the tables.

(2) Comparable Owned Hotels refers to the 106 Owned Hotels which were open for the full period in both 1998 and 1999, excluding the Frenchman's Reef property which is currently marketed for sale.

                                                                                              COMPARABLE HOTELS
                                                               TOTAL                              OWNED (2)
                                                          SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
 (IN THOUSANDS, EXCEPT ADR AND REVPAR)                   1998            1999              1998               1999
                                                         ----            ----              ----               ----
INCOME STATEMENT DATA:
Revenues:
  Lodging ......................................       $186,995        $241,763        $   120,945        $   125,475
  Food and beverage ............................         26,325          28,985             13,030             12,963
  Management, franchise and other ..............          9,990           7,107
  Interest on mortgages and notes receivable ...          2,924           1,465
                                                       --------        --------
          Total revenues .......................        226,234         279,320
Direct hotel operating expenses:
  Lodging ......................................         44,623          59,560             28,823             30,992
  Food and beverage ............................         19,886          19,998             10,132              9,989
  Selling and general ..........................         46,203          58,088             28,281             29,227
Occupancy and other operating ..................         26,013          36,550
General and administrative .....................         12,982          15,540
Depreciation and amortization ..................         20,762          24,904
Other charges ..................................         10,000           3,911
                                                       --------        --------
          Total costs and expenses .............        180,469         218,551
Operating income ...............................         45,765          60,769
OPERATING EXPENSE MARGINS:
Direct hotel operating expenses:
  Lodging, as a percentage of lodging revenue ..           23.9%           24.6%               23.8%              24.7%
  Food and beverage, as a percentage of food and
     beverage revenue ..........................           75.5%           69.0%               77.8%              77.1%
  Selling and general, as a percentage of
     lodging and food and beverage revenue .....           21.7%           21.5%               21.1%              21.1%
Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue .....           12.2%           13.5%
General and administrative, as a percentage of
  total revenue ................................            5.7%            5.6%
Other Data(1):
Occupancy ......................................           64.5%           64.3%               66.5%              68.1%
Average daily rate ("ADR") .....................       $  80.39        $  80.59        $      77.08     $        77.82
Revenue per available room ("REVPAR") ..........       $  51.82        $  51.79        $      51.24     $        53.03
Gross operating profit .........................       $102,608        $133,102        $     66,739     $       68,230


(1) For purposes of showing operating trends, the six hotels divested in 1998 and 1999 have been excluded from the other data section of the tables.

(2) Comparable Owned Hotels refers to the 97 Owned Hotels which were open for the full period in both 1998 and 1999, excluding the Frenchman's Reef property which is currently marketed for sale.

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $25.1 million and $54.8 million, or 25.0% and 29.3%, respectively, for the three and six months ended June 30, 1999, as compared to the same periods in 1998. Lodging revenues for the three months ended June 30, 1999 increased due to incremental revenues of $22.8 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $2.2 million, or 3.2%. Lodging revenues for the six months ended June 30, 1999 also increased due to incremental revenues of $50.2 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $4.5 million or 3.7%.

         The following table sets forth hotel operating data for the comparable Owned Hotels for the three and six months ended June 30, 1999 as compared to the same periods in 1998, by product type:


                                    THREE MONTHS ENDED                           SIX MONTHS ENDED
                                         JUNE 30,                                    JUNE 30,
                                   1998            1999       % CHANGE          1998           1999        %CHANGE
                                   ----            ----       --------          ----           ----        -------
    AMERISUITES

               OCCUPANCY           69.2%           72.8%                        66.5%          69.4%

                     ADR         $83.37          $82.58                       $82.17         $82.12

                  REVPAR         $57.68          $60.14          4.3%         $54.66         $57.02           4.3%

    FULL-SERVICE

               OCCUPANCY           77.7%           76.7%                        68.9%          67.9%

                     ADR        $101.33         $104.85                       $99.02        $104.02

                  REVPAR         $78.77          $80.38          2.0%         $68.20         $70.64           3.6%

    WELLESLEY INN

               OCCUPANCY           72.6%           74.8%                        71.3%          73.6%

                     ADR         $59.09          $57.19                       $64.87         $62.74

                  REVPAR         $42.88          $42.78        (0.2%)         $46.25         $46.19         (0.1%)

    HOMEGATE

               OCCUPANCY           57.5%           53.9%                        55.4%          56.0%

                     ADR         $43.18          $48.75                       $43.71         $47.51

                  REVPAR         $24.84          $26.28          5.0%         $24.22         $26.61          10.0%

    TOTAL

               OCCUPANCY           69.5%           70.8%                        66.5%          68.1%

                     ADR         $76.32          $77.17                       $77.08         $77.82

                  REVPAR         $53.05          $54.61          3.0%         $51.24         $53.03           3.5%

         The improvements in REVPAR at comparable Owned Hotels were generated by higher occupancy percentages which rose by 1.9% and 2.4%, for the three and six month periods, respectively, and increases in ADR of 1.1% and 1.0% for the three and six month periods, respectively.

         Food and beverage revenues increased by $1.1 million and $2.7 million, or 7.3% and 10.1%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998 primarily attributable to increases of $1.1 million and $2.3 million for the three and six month periods at the Frenchman's Reef Marriott hotel in St. Thomas U.S.V.I. (the "Frenchman's Reef"). Food and beverage revenues for comparable Owned Hotels decreased slightly for the three and six month periods, due to decreased lounge and restaurant business.

         Management, franchise and other revenue consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, rental income and business interruption insurance revenue in 1998 related to hurricane damage at the Frenchman's Reef. Management, franchise and other revenue excluding business interruption insurance decreased by $800,000, or 16.3%, for the three months ended June 30, 1999 as compared to the same period in 1998 due to decreased fees associated with the Managed Hotels. Management, franchise and other revenue excluding business interruption insurance increased by $200,000, or 2.9%, for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to increased franchise royalty fees related to the Franchised Hotels. Business interruption insurance revenue of $1.6 million and $3.1 million were recorded for the three and six months ended June 30, 1998 and were based on a settlement in March 1998 of the Company's claim related to the damage at the Frenchmen's Reef caused by Hurricane Bertha in July 1996.

         Interest on mortgages and notes receivable primarily relate to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $620,000 and $1.5 million or 46.0% and 49.9%, respectively, for the three and six months ended June 30, 1999 as compared to the same period in 1998 primarily due to the settlement of various cash flow mortgages and notes receivable in 1998.

         Direct lodging expenses increased by $7.1 million and $14.9 million, or 29.2% and 33.5%, respectively, for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, increased from 24.0% to 24.8% for the three month period and from 23.9% to 24.6% for the six month period. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues increased from 23.7% to 24.8% for the three month period and from 23.8% to 24.7% for the six month period. The increases were primarily due to higher travel agent commissions and hotel payroll.

         Direct food and beverage expenses for the three and six months ended June 30, 1999 increased by approximately $110,000, or 1.1% and 0.6%, respectively, as compared to the same periods in 1998. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 71.1% to 67.0% for the three month period and decreased from 75.5% to 69.0% for the six month period. For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues decreased from 74.5% to 73.2% for the three month period and from 77.8% to 77.1% for the six month period. The decreases were attributed to the higher margins generated at the Frenchman's Reef.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $4.5 million and $11.9 million, or 18.7% and 25.7%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 20.9% to 20.2% for the three month period and from 21.7% to 21.5% for the six month period. For the comparable Owned Hotels, direct hotel selling and general as a percentage of hotel revenues decreased from 20.3% to 20.1% for the three month period and remained flat at 21.1% for the six month period. The decreases in the total and comparable expense margins were primarily due to lower liability insurance costs and, in the first quarter, decreases in weather-related costs.

         Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $5.2 million and $10.5 million, or 38.9% and 40.5%, respectively, as compared to the same periods in 1998 due to the rent expense associated with the sale/leaseback of hotels in 1998 and the addition of new hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased from 11.7% to 13.2% for the three month period and from 12.2% to 13.5% for the six month period due to rent expense associated with the sale/leasebacks.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses increased by $954,000 and $2.6 million, or 14.9% and 19.7%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels and costs associated with the Company's franchising efforts. As a percentage of total revenues, general and administrative expenses decreased from 5.2% to 5.0% for the three month period and from 5.7% to 5.6% for the six month period. During the three months ended June 30, 1999, the Company reduced costs in its corporate and regional office through the consolidation and elimination of certain operations management positions.

         Depreciation and amortization expense increased by $2.4 million and $4.1 million, or 23.9% and 20.0%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998 due to the impact of new hotel properties.

         Other charges for the three months ended June 30, 1999 consist of $1.4 million for severance related to costs associated with the Company's restructuring of its corporate and regional offices. For the six months ended June 30, 1999, other charges also consisted of a reserve of $2.5 million related to seven non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company has reduced the carrying value of the assets to reflect their current market conditions. For the three and six months ended June 30, 1998, the Company had previously recorded $10.0 million related to these hotels.

         Investment income decreased by $526,000 and $1.3 million, or 72.6% and 63.7%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998 due to a decrease in dividend income of $348,000 and $829,000 attributed to the sales of marketable securities.

         Interest expense increased by $5.0 million and $7.9 million, or 88.4% and 68.7%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998 primarily due to a reduction in the amount of interest capitalized and increased borrowings under the Company's Revolving Credit Facility. Capitalized interest decreased from $6.6 million to $3.1 million for the three month periods ended June 30, 1998 and 1999, and from $13.8 million to $8.5 million for the six month periods ended June 30, 1998 and 1999 due to the lower levels of construction activity in 1999.

         Other income consists of income from property transactions and other asset sales and retirements. For the three months ended June 30, 1999, other income consisted of $1.1 million related to net gains on property transactions. For the six months ended June 30, 1999, other income consisted of net gains on property transactions of $4.2 million, losses on the sales of marketable securities of $4.8 million and a $4.0 contract termination fee (See Note 3). For the three and six months ended June 30, 1998, other income consisted of gains on the settlement of notes receivable of $18.4 million.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash, cash equivalents and current marketable securities of $17.9 million. In addition, at June 30, 1999, the Company had $42.0 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the six months ended June 30, 1999 were net proceeds from the sale of four AmeriSuites hotels, one HomeGate hotel and a vacant land parcel of $43.0 million, borrowings under the Revolving Credit Facility of $10.0 million and cash flow from operations of $50.9 million. The Company's principal uses of cash during the period were capital expenditures of $77.3 million relating primarily to the development of new hotels, repurchases of its common stock totaling $26.8 million and $19.9 million of debt repayment, primarily related to the Revolving Credit Facility.

         For the six months ended June 30, 1998 and 1999, cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") of $3.2 million and $1.7 million, respectively. At June 30, 1999, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $65.5 million which are subject to annual utilization limitations and will expire in 2006.

         Sources of Capital. The Company has undertaken a strategic initiative to dispose of hotel real estate and to invest the proceeds in the growth of its proprietary brands. Due to the uncertainty in the hotel divestiture markets, the Company's business plan does not depend on any material proceeds from asset sales in 1999. During the six months ended June 30, 1999, Prime sold four AmeriSuites hotels, one HomeGate hotel and a vacant land parcel and realized $43.0 million in cash proceeds. In July 1999, the Company sold another AmeriSuites hotel for $8.6 million. The Company is currently negotiating additional sales of AmeriSuites hotels and is also exploring the sale of its Frenchman's Reef hotel.

         The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. At June 30, 1999, the Company had outstanding borrowings of $158.0 million under the facility and further availability of $42.0 million.

         The Company had a contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of its contract, the Company received a $4.0 million contract termination fee in February 1999.

         Uses of Capital. The Company's capital spending has been focused on the completion of its 1998 AmeriSuites and HomeGate development pipeline. The Company has one hotel remaining from its 1998 development plan which it intends to open in August. For the six months ended June 30, 1999, the Company opened
21 new hotels and spent $65.6 million on new construction. Prime has resumed new corporate development with the commencement of construction of an AmeriSuites hotel in the Baltimore market and is reviewing plans to construct AmeriSuites on sites it already owns in the Detroit, San Jose, San Francisco and Orlando areas. The Company plans to spend approximately $25 million on these new AmeriSuites in the second half of 1999. These amounts are to be funded by borrowings under the Revolving Credit Facility and internally generated cash flow. In addition, for the six months ended June 30, 1999, the Company spent approximately $10.8 million on capital improvements at its Owned Hotels.

         During the six months ended June 30, 1999, the Company purchased 2.6 million shares of its common stock at an average price of $10.34 per share. Under the terms of the Revolving Credit Facility, the Company may purchase shares in an aggregate amount not to exceed $50 million through December 1999.

         In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of June 30, 1999, the Company had advances of approximately $240.0 million to such third party which advances are classified as property, equipment and leasehold improvements.

         Year 2000 Readiness. The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. This is necessary because certain computer programs have been written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the year 2000.

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

         As of June 30, 1999, the Company believes that approximately 75% of its information systems are year 2000 ready. The Company estimates that the total costs associated with implementing year 2000 readiness since the project's commencement will be in the range of $1.0 to $2.0 million. The Company anticipates that it will finance the cost of its year 2000 remediation using its existing sources of liquidity.

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

    PART II.      OTHER INFORMATION


    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 19, 1999 (the "Annual Meeting"). The Company's stockholders were asked to take the following actions at the meeting:

    (1) Elect two Class I Directors to serve until the 2002 annual meeting of stockholders or until their successors shall otherwise be elected (the "Board Proposal");

    With respect to the Board Proposal, the two individuals nominated for director were both elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and the votes received by each are as follows:

                                            FOR               WITHHELD
                                            ---               --------
         A. F. Petrocelli                   40,525,500        1,076,774

         Douglas W. Vicari                  40,785,991        816,283


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

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





                                         PRIME HOSPITALITY CORP.



Date:   August 6, 1999                   By: /s/ A.F. Petrocelli
                                             -------------------------------
                                             A. F. Petrocelli
                                             President and Chief Executive
                                             Officer



Date:   August 6, 1999                   By: /s/ Douglas Vicari
                                             -------------------------------
                                             Douglas Vicari
                                             Senior Vice President and Chief
                                             Financial Officer