Form 10-Q
period 1999-09-30
PRIME HOSPITALITY CORP
filed 1999-11-12
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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

The registrant had 48,864,826 shares of common stock, $.01 par value outstanding, as of November 4, 1999.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                               PAGE
PART I.    FINANCIAL INFORMATION                                              NUMBER
                                                                              ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
             December 31, 1998 and September 30, 1999.......................... 1

           Consolidated Statements of Income
             Three and Nine Months Ended September 30, 1998
             and September 30, 1999............................................ 2

           Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1998
             and September 30, 1999............................................ 3

           Notes to Interim Consolidated Financial Statements.................. 4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................... 10

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders................. 20

Item 6.    Exhibits and Reports on Form 8-K.................................... 20

Signatures     ................................................................ 21

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  DECEMBER 31,           SEPTEMBER 30,
                                                                                      1998                    1999
                                                                               --------------------     -----------------
                                         ASSETS                                                             (Unaudited)
Current assets:
     Cash and cash equivalents...............................................              $12,534                  $26,725
     Marketable securities available for sale................................               12,460                    6,091
     Accounts receivable, net of reserves....................................               20,816                   23,828
     Current portion of mortgages and
          notes receivable...................................................                  797                    2,010
     Other current assets ...................................................               28,791                   19,573
                                                                               --------------------     --------------------
              Total current assets ..........................................               75,398                   78,227

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization........................            1,281,378                1,150,783
Properties held for sale.....................................................               -                        90,542
Mortgages and notes receivable, net of
     current portion.........................................................               14,688                   10,078
Other assets.................................................................               36,934                   21,887
                                                                               --------------------     --------------------

              TOTAL ASSETS...................................................           $1,408,398               $1,351,517
                                                                               ====================     ====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt ................................................              $15,762                   $6,697
     Other current liabilities ..............................................               82,767                   63,585
                                                                               --------------------     --------------------
              Total current liabilities......................................               98,529                   70,282

Long-term debt, net of current portion.......................................              582,031                  565,522
Other liabilities............................................................                6,240                    5,040
Deferred income..............................................................               80,553                   73,484
                                                                               --------------------     --------------------

              Total liabilities..............................................              767,353                  714,328

Commitments and contingencies                                                              -----                    -----

Stockholders' equity:
     Preferred stock, par value $.10 per share;
          20,000,000 shares authorized; none issued..........................              -----                     -----
     Common stock, par value $.01 per share; 75,000,000 shares authorized;
          55,202,253 and 55,680,953 shares issued and outstanding at December
          31, 1998 and September 30, 1999,
          respectively ......................................................                  552                      557
     Capital in excess of par value .........................................              511,981                  517,858
     Retained earnings ......................................................              159,584                  183,442
     Accumulated other comprehensive loss,
          net of taxes.......................................................               (4,993)                  (2,158)
     Treasury stock (1,470,439 shares at December 31, 1998
          and 5,085,379 shares at September 30, 1999)........................              (26,079)                 (62,510)
                                                                               --------------------     --------------------
              Total stockholders' equity ....................................              641,045                  637,189

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,408,398               $1,351,517
                                                                               ====================     ====================

      See Accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      1998            1999              1998             1999
                                                                 --------------  ---------------    -------------   ---------------
Revenues:
     Lodging...................................................       $105,008         $124,079         $292,003          $365,842
     Food and beverage.........................................         11,297           11,171           37,622            40,157
     Management, franchise and other fees......................          4,185            4,813           14,175            11,918
     Interest on mortgages and
          notes receivable ....................................            555              769            3,479             2,235
                                                                 --------------  ---------------    -------------   ---------------
              Total revenues ..................................        121,045          140,832          347,279           420,152

Costs and expenses:
     Direct hotel operating expenses:
          Lodging..............................................         26,505           32,256           71,128            91,816
          Food and beverage ...................................          9,094            8,801           28,980            28,799
          Selling and general .................................         26,773           29,517           72,976            87,605
     Occupancy and other operating ............................         16,551           17,266           42,564            53,816
     General and administrative ...............................          6,705            6,092           19,687            21,632
     Depreciation and amortization.............................         10,109           11,710           30,871            36,614
     Other charges.............................................          6,400           24,545           16,400            28,456
                                                                 --------------  ---------------    -------------   ---------------
              Total costs and expenses ........................        102,137          130,187          282,606           348,738

Operating income...............................................         18,908           10,645           64,673            71,414

Investment income..............................................            887              539            2,874             1,260
Interest expense...............................................         (5,557)         (11,663)         (17,045)          (31,046)
Other income...................................................         --                2,763           18,353             6,197
                                                                 --------------  ---------------    -------------   ---------------

Income before income taxes
     and cumulative effect of a change in accounting principle.         14,238            2,284           68,855            47,825
Provision for income taxes ....................................          5,295              891           26,049            18,652
                                                                 --------------  ---------------    -------------   ---------------

Income before the cumulative effect of a change in
     accounting principle......................................          8,943            1,393           42,806            29,173
Cumulative effect of a change in
     accounting principle, net of taxes........................         --               --               --                (5,315)
                                                                 --------------  ---------------    -------------   ---------------
Net income.....................................................         $8,943           $1,393          $42,806           $23,858
                                                                 ==============  ===============    =============   ===============

Earnings per common share:
       Basic:
     Income before the cumulative effect of a change in
          accounting principle.................................          $0.17            $0.03            $0.84             $0.56
     Cumulative effect of a change in accounting principle.....         --               --               --                 (0.10)
                                                                 --------------  ---------------    -------------   ---------------
Net earnings...................................................          $0.17            $0.03            $0.84             $0.46
                                                                 ==============  ===============    =============   ===============

Diluted:
     Income before the cumulative effect of a change in
          accounting principle.................................          $0.17            $0.03            $0.80             $0.55
     Cumulative effect of a change in accounting principle.....         --               --               --                 (0.10)
                                                                 --------------  ---------------    -------------   ---------------
Net earnings...................................................          $0.17            $0.03            $0.80             $0.45
                                                                 ==============  ===============    =============   ===============

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                                                  1998                  1999
                                                                                             ----------------      ---------------
     Cash flows from operating activities:
          Net income ..................................................................              $42,806            $23,858
          Adjustments to reconcile net income to net
              cash provided by operating activities:
              Depreciation and amortization............................................               30,871             36,614
              Valuation adjustments....................................................               10,000             27,045
              Amortization of deferred financing costs.................................                2,330              2,337
              Utilization of net operating loss carryforwards..........................                4,841              2,293
              Gain on settlement of notes receivable...................................              (18,353)           -----
              Cumulative effect of accounting change...................................             -----                 8,713
              Net gain on asset disposals..............................................             -----                (2,207)
              Deferred income taxes....................................................               (5,226)             2,933
              Amortization of deferred gain............................................               (6,875)            (7,521)
              Reserve for contract termination.........................................                  574            -----
              Reserve for hurricane damage                                                             1,000            -----
              Reserve for employee severance                                                             300            -----
              Increase (decrease) from changes in other
                  operating assets and liabilities:
                  Accounts receivable..................................................               (6,062)            (3,012)
                  Other current assets.................................................               (2,893)             2,258
                  Other liabilities ...................................................               18,507            (24,811)
                                                                                             ----------------    ---------------

                  Net cash provided by operating activities............................               71,820             68,500

     Cash flows from investing activities:
          Net proceeds from mortgages and notes receivable.............................               26,011                596
          Disbursements for mortgages and notes receivable.............................               (1,541)           -----
          Proceeds from sales of property, equipment
              and leasehold improvements ..............................................              211,747             73,500
          Construction of new hotels...................................................             (309,749)           (74,937)
          Purchases of property, equipment and
              leasehold improvements ..................................................              (27,222)           (15,355)
          Net proceeds from insurance settlement.......................................                3,782            -----
          (Increase) decrease in restricted cash.......................................               (5,805)             9,393
          Proceeds from sales of marketable securities.................................             -----                 7,725
          Purchases of marketable securities...........................................                 (350)            (1,652)
          Proceeds from former officer's life insurance................................             -----                 4,706
          Other........................................................................               (3,858)              (517)
                                                                                             ----------------    ---------------

                  Net cash (used in) provided by investing activities..................             (106,985)             3,459

     Cash flows from financing activities:
          Net proceeds from issuance of debt...........................................              119,932             22,599
          Payments of debt.............................................................              (67,088)           (47,526)
          Proceeds from the exercise of stock options and warrants.....................                3,591              3,590
          Treasury stock purchases.....................................................              (25,041)           (36,431)
                                                                                             ----------------    ---------------

                  Net cash provided by (used in) financing activities..................               31,394            (57,768)
                                                                                             ----------------    ---------------

          Net (decrease) increase in cash and cash equivalents.........................               (3,771)            14,191

          Cash and cash equivalents at beginning
              of period ...............................................................                5,013             12,534
                                                                                             ----------------    ---------------
          Cash and cash equivalents at end of period ..................................               $1,242            $26,725
                                                                                             ================    ===============

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -   BASIS OF PRESENTATION

           In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999.

           The consolidated financial statements for the three and nine months ended September 30, 1998 and 1999 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1998. Certain reclassifications have been made to the September 30, 1998 consolidated financial statements to conform them to the September 30, 1999 presentation.

           The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 -   ACCOUNTING POLICIES

           In January 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The Company has recorded a $5.3 million charge, net of taxes, for the cumulative effect of a change in accounting principle to write off any unamortized pre-opening costs that remained on the balance sheet at the date of adoption. Additionally, subsequent to the adoption of this new standard, all future pre-opening costs are expensed as incurred.

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements. However, the Company believes that the adoption of SFAS 133 will not have a material effect on its financial condition or results of its operations.

NOTE 3 -   HOTEL DISPOSITIONS

           During the nine months ended September 30, 1999, the Company sold seven AmeriSuites hotels, located in Austin, TX, Chicago, IL, Houston, TX, Irving, TX, San Antonio, TX, Portland, ME and Dublin, CA, for $70.3 million. The transactions generated net gains of $8.0 million and provide for the Company to generate franchise fees under ten to twenty year franchise agreements.

           During the nine months ended September 30, 1999, the Company also sold one HomeGate Studios and Suites hotel located in Grand Prairie, TX, an apartment building in Charlotte, NC and a vacant land parcel located in Chicago, IL for total proceeds of $3.2 million. The transactions generated a net loss of $967,000.

           The Company also had a contract to sell and lease back nine additional full-service hotels to MeriStar Hospitality Corp. not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of the contract, the Company received a $4.0 million contract termination fee in February 1999. This fee is included in other income for the nine months ended September 30, 1999.

           During the quarter ended September 30, 1999, the Company entered into a contract to sell its Frenchman's Reef Marriott Resort Hotel ("Frenchman's Reef") located in St. Thomas U.S.V.I. to Marriott International, Inc. The closing of the transaction is subject to certain conditions which are required to be satisfied during the fourth quarter 1999.

           During the quarter ended September 30, 1999, the Company entered into a contract to sell its remaining five HomeGate hotels. The closing of this transaction is expected to occur during the fourth quarter 1999.

NOTE 4 -   EARNINGS PER COMMON SHARE

           Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per share was
53.7 million and 51.1 million for the three months ended September 30, 1998 and 1999, respectively, and 51.1 million and 51.6 million for the nine months ended September 30, 1998 and 1999, respectively.

           Diluted earnings per share reflects adjustments to basic earnings per share for the dilutive effect of stock options and warrants and in 1998, the elimination of interest expense and the issuance of additional common shares from the conversion of the Company's 7% convertible subordinated notes. The weighted average number of common shares used in computing diluted earnings per share was 54.2 million and 52.1 million for the three months ended September 30, 1998 and 1999, respectively, and 54.9 million and 52.8 million for the nine months ended September 30, 1998 and 1999, respectively.

NOTE 5 -   INTEREST EXPENSE

           The Company capitalizes interest related to borrowings used to finance hotel construction. Capitalized interest was approximately $6.4 million and $1.7 million for the three months ended September 30, 1998 and 1999, respectively, and $20.3 million and $10.2 million for the nine months ended September 30, 1998 and 1999, respectively. Also included in interest expense is the amortization of deferred financing fees of $763,000 and $784,000 for the three months ended September 30, 1998 and 1999, respectively, and approximately $2.3 million for each of the nine month periods ended September 30, 1998 and 1999.

NOTE 6  -  TREASURY STOCK

           Under its stock repurchase program, the Company purchased approximately 3.6 million shares of its common stock at an average price of $10.08 per share during the nine months ended September 30, 1999. In October 1999, the Company purchased an additional 1.8 million shares of its common stock for $14.7 million, bringing the total purchases in 1999 to 5.4 million shares at a total cost of $50.0 million. In October 1999, the Company's Board of Directors approved the repurchase of an additional $100.0 million of its common stock. Under the terms of the Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility"), the Company was allowed to repurchase shares in an aggregate amount not to exceed $50 million through December 1999. In October 1999, the Revolving Credit Facility was amended to allow an additional $100 million of share repurchases. The purchase of these additional shares are limited to 50% of the proceeds from asset sales.

NOTE 7 -   COMPREHENSIVE INCOME

           For the three and nine month periods ended September 30, 1998 and 1999, comprehensive income consisted of the following (in thousands):



                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,

                                                   1998         1999          1998          1999
                                                   ----         ----          ----          ----
Net income                                       $8,943       $1,393       $42,806       $23,858

Unrealized gain (loss) on marketable
securities, net of  taxes                        (3,019)        (109)       (5,631)        2,835
                                                -------  ----- -----       -------         -----

                                     Total       $5,924       $1,284       $37,175       $26,693
                                                 ======       ======       =======       =======

NOTE 8 -   OTHER CHARGES

Other charges for the three and nine months ended September 30, 1998 and 1999 consists of the following:

                                                        THREE                     NINE MONTHS
                                                     MONTHS ENDED                    ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,

                                                    1998         1999          1998           1999
                                                    ----         ----          ----           ----
Valuation reserve                                     -       $24,545       $10,000        $27,045

Severance charges                                  1,400          -           1,400          1,411

Development termination costs                      4,000          -           4,000            -

Reserve for uninsured hurricane loans              1,000          -           1,000            -
                                                  ======      =======       =======        =======

                                Total             $6,400      $24,545       $16,400        $28,456
                                                  ======      =======       =======        =======

           During the quarter ended September 30, 1999, the Company entered into contracts to sell its Frenchman's Reef Marriott Resort hotel and five non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company has reduced the carrying value of the these assets to reflect their estimated fair value.

NOTE 9 -   OTHER INCOME

           Other income consists of income from property transactions and other asset sales and retirements. For the three months ended September 30, 1999, other income consisted of $2.8 million related to net gains on property transactions. For the nine months ended September 30, 1999, other income consisted of net gains on property transactions of $7.0 million, losses on the sales of marketable securities of $4.8 million and a contract termination fee income of $4.0 million (See Note 3). For the three and nine months ended September 30, 1998, other income consisted of gains on the settlement of notes receivable of $18.4 million.

NOTE 10 -  GEOGRAPHIC AND BUSINESS INFORMATION

           Through October 31, 1999, the Company's hotels operated in four major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the extended-stay segment, under its HomeGates brand; the limited-service segment, primarily under its Wellesley Inns brand; and the full-service segment under major national franchises. As of November 1, 1999, the Company ceased its extended-stay operations as it converted 38 of its 43 HomeGate hotels to its Wellesley Inn and Suites brand and signed a contract to sell its five remaining HomeGate hotels.

           The following table presents revenues and other financial information by business segment for the three and nine months ended September 30, 1998 and 1999:

THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                   EXTENDED-     LIMITED-     FULL-        CONSOLIDATED
                                  ALL-SUITES         STAY        SERVICE     SERVICE         SEGMENTS
                                ---------------------------------------------------------------------------
Revenues (1)                        $ 40,480         $ 8,510      $11,417     $55,898         $ 116,305

Hotel EBITDA (2)                      18,908           2,805        4,583      10,554            36,850


Depreciation and amortization          2,868             936        1,355       4,745             9,904

Capital expenditures                  69,425          47,661        1,604       3,572           122,262

Total Assets                         512,075         224,177      112,250     232,124         1,080,626

THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                   EXTENDED-     LIMITED-     FULL-        CONSOLIDATED
                                  ALL-SUITES         STAY        SERVICE     SERVICE         SEGMENTS
                                ---------------------------------------------------------------------------
Revenues(1)                         $ 63,384        $ 15,212     $ 11,762    $ 44,892         $ 135,250

Hotel EBITDA (2)                      24,515           5,851        4,660      10,866            45,892

Depreciation and amortization          5,776           1,952        1,492       2,277            11,497

Capital expenditures                   3,909           4,940          958       3,619            13,426

Total Assets                         609,717         309,010      115,152     209,546         1,243,425

NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                   EXTENDED-     LIMITED-     FULL-        CONSOLIDATED
                                  ALL-SUITES         STAY        SERVICE     SERVICE         SEGMENTS
                                ---------------------------------------------------------------------------
Revenues(1)                        $ 131,045         $18,722      $36,462    $143,396          $329,625

Hotel EBITDA (2)                      58,127           6,375       16,528      34,426           115,456

Depreciation and amortization         13,479           2,307        3,733      10,820            30,339

Capital expenditures                 180,536         138,410        3,131      16,433           338,510

Total Assets                         512,075         224,177      112,250     232,124         1,080,626

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                   EXTENDED-     LIMITED-     FULL-        CONSOLIDATED
                                  ALL-SUITES         STAY        SERVICE     SERVICE         SEGMENTS
                                ---------------------------------------------------------------------------
Revenues(1)                         $184,187        $ 43,284     $ 36,844   $ 141,684         $ 405,999

Hotel EBITDA (2)                      71,331          16,984       15,986      36,524           140,825

Depreciation and amortization         17,356           5,877        4,372       8,368            35,973

Capital expenditures                  47,393          30,351        3,110       8,415            89,269

Total Assets                         609,717         309,010      115,152     209,546         1,243,425


(1)Revenue represent lodging and food & beverage related revenues, only.

(2)Hotel EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           The Company is an owner, manager and franchisor of hotels throughout the United States and the U.S. Virgin Islands. The Company owns two proprietary brands, AmeriSuites (all-suites), and Wellesley Inn & Suites (limited-service). Also within its portfolio are owned and/or managed hotels operated under franchise agreements with national hotel chains. As of October 31, 1999, the Company owned 157 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements primarily with real estate investment trusts ("REITS") (the "Leased Hotels"), managed 16 hotels for third parties (the "Managed Hotels") and franchised 8 hotels, which it does not operate (the "Franchised Hotels"). The Company has significant equity interests in the Owned Hotels and has economic interests limited to a percentage of revenues (generally between 2.5% to 5.0%) on the Leased Hotels, Managed Hotels and Franchised Hotels. The Company consolidates the results of operations of its Owned Hotels and Leased Hotels and records management fees (including incentive management fees) on the Managed Hotels and franchise revenue on the Franchised Hotels.

           The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn and Suites brands both through corporate development and franchising. The Company currently has 97 AmeriSuites and 66 Wellesley Inn and Suites in operation. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. Since it received approval to begin franchising in mid 1998, Prime has executed 27 new AmeriSuites franchise agreements and has 32 applications (30 AmeriSuites) pending. In addition, construction is currently underway on six of these sites with construction scheduled to begin on three additional franchised sites in the fourth quarter.

           On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn and Suites brand. The Company also signed a contract to sell the remaining five HomeGate hotels. The conversion will change the hotels' customer base from extended-stay to transient. The Company believes this will enhance the value of its existing hotels, create efficiencies by adding critical mass to the chain and improve its franchising prospects for the Wellesley Inn and Suites brand.

           For the three months ended September 30, 1999, earnings before asset transactions and other charges increased from $13.0 million in 1998 to $14.6 million in 1999. The results were impacted by the effect of capitalized interest which was $4.7 million less during the period than the same period in 1998 due to the lower levels of construction activity in 1999.

           Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 32.4% to $ 46.9 million for the three months ended September 30, 1999. Hotel EBITDA increased by 24.5% to $45.9 million for the three month period. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels and excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The changes in EBITDA and Hotel EBITDA are primarily attributable to the growth at comparable hotels and the addition of new hotels and are offset by rent expense associated with the sale/leaseback of hotels.

           During the nine months ended September 30 1998 and 1999, the Company's hotels operated in four segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; the mid-price limited-service segment, primarily under the Company's proprietary Wellesley Inn & Suites brand; and the mid-price extended-stay segment, under the Company's proprietary HomeGate Studios & Suites brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                            THREE MONTHS ENDED SEPTEMBER 30,                           NINE MONTHS ENDED SEPTEMBER 30,

                            1998                         1999                         1998                          1999
                            ----                         ----                         ----                          ----
                                     % OF                         % OF                          % OF                         % OF
                      AMT.          TOTAL          AMT.          TOTAL           AMT.          TOTAL           AMT.         TOTAL
                      ----          -----          ----          -----           ----          -----           ----         -----
  All-suites       $18,908          51.3%       $24,515          53.4%        $58,127          50.3%        $71,331         50.7%

Full-service        10,554          28.6%        10,866          23.7%         34,426          29.8%         36,524         25.9%

 Ltd-service         4,583          12.4%         4,660          10.2%         16,528          14.3%         15,986         11.4%

   Extd-Stay         2,805           7.7%         5,851          12.7%          6,375           5.6%         16,984         12.0%
                     -----           ----         -----          -----          -----           ----         ------         -----

       Total       $36,850         100.0%       $45,892         100.0%       $115,456         100.0%       $140,825        100.0%
                   =======         ======       =======         ======       ========         ======       ========        ======


     Hotel EBITDA for the three and nine months ended September 30, 1999 continued to reflect the shifting mix in the Company's hotel portfolio toward its proprietary brands. Based on the number of new hotels opened during 1999, the Company expects the relative contribution from its proprietary brands to continue to increase. Additionally, with the conversion of 38 of its 43 extended-stay HomeGate hotels into the limited-service Wellesley Inn and Suites brand and the sale of its remaining five HomeGate hotels, the Company's hotels will no longer operate in the extended-stay segment.

     EBITDA and Hotel EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered as alternatives to net income, as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity.

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

     RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

           The following table presents the components of operating income, operating expense margins and other data for the Company and the Company's comparable Owned Hotels for the three and nine months ended September 30, 1998 and 1999. The results of the six hotels divested in 1998 and 1999 are not material to an understanding of the results of the Company's operations in such periods and, therefore, are not separately discussed.


                                                                                       COMPARABLE HOTELS
                                                                TOTAL                      OWNED (2)

                                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,

(IN THOUSANDS, EXCEPT ADR AND REVPAR)                        1998           1999          1998           1999
                                                             ----           ----          ----           ----
INCOME STATEMENT DATA:

Revenues:

  Lodging....................................            $105,008       $124,079       $65,029        $66,483

  Food and beverage..........................              11,297         11,171         6,405          5,973

  Management, franchise and other............               4,185          4,813

  Interest on mortgages and notes
    receivable...............................                 555            769
                                                              ---            ---
          Total revenues.....................             121,045        140,832

Direct hotel operating expenses:

  Lodging....................................              26,505         32,256        16,115         16,709

  Food and beverage..........................               9,094          8,801         5,055          4,793

  Selling and general........................              26,773         29,517        15,245         14,817

Occupancy and other operating................              16,551         17,266

General and administrative...................               6,705          6,092

Depreciation and amortization................              10,109         11,710

Other charges................................               6,400         24,545
                                                            -----         ------
          Total costs and expenses...........             102,137        130,187

Operating income.............................              18,908         10,645

OPERATING EXPENSE MARGINS:

Direct hotel operating expenses:

  Lodging, as a percentage of lodging
     revenue.................................               25.2%          26.0%         24.8%          25.1%

  Food and beverage, as a percentage of
     food and beverage revenue...............               80.5%          78.8%         78.9%          80.3%

  Selling and general, as a percentage of
     lodging and food and beverage revenue...               23.0%          21.8%         21.3%          20.4%

Occupancy and other operating, as a
  percentage of lodging and food and
  beverage revenue...........................               14.2%          12.8%

General and administrative, as a percentage
  of total revenue...........................                5.5%           4.3%

Other Data(1):

Occupancy....................................               67.0%          65.3%         71.4%          72.1%

Average daily rate ("ADR")...................              $75.97         $77.53        $80.83         $81.89

Revenue per available room ("REVPAR")........              $50.91         $50.59        $57.71         $59.07

Gross operating profit.......................             $53,933        $64,676       $35,019        $36,137

(1) For purposes of showing operating trends, the eight hotels divested in 1998 and 1999 have been excluded from the other data section of the tables.

(2) Comparable Owned Hotels refers to the 91 Owned Hotels which were open for the full period in both 1998 and 1999, excluding the Frenchman's Reef property which is currently marketed for sale and HomeGatesStudios and Suites which are currently being converted into Wellesley Inns and Suites.

                                                                                         COMPARABLE HOTELS
                                                                  TOTAL                      OWNED (2)

                                                            NINE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,

(IN THOUSANDS, EXCEPT ADR AND REVPAR)                           1998          1999           1998          1999
                                                                ----          ----           ----          ----
INCOME STATEMENT DATA:

Revenues:

  Lodging....................................               $292,003      $365,842       $170,691      $174,435

  Food and beverage..........................                 37,622        40,157         19,435        18,935

  Management, franchise and other............                 14,175        11,918

  Interest on mortgages and notes receivable.                  3,479         2,235
                                                               -----         -----
          Total revenues.....................                347,279       420,152

Direct hotel operating expenses:

  Lodging....................................                 71,128        91,816         41,214        42,991

  Food and beverage..........................                 28,980        28,799         15,187        14,788

  Selling and general........................                 72,976        87,605         39,512        40,100

Occupancy and other operating................                 42,564        53,816

General and administrative...................                 19,687        21,632

Depreciation and amortization................                 40,871        36,614

Other charges................................                  6,400        28,456
                                                               -----        ------
          Total costs and expenses...........                282,606       348,738

Operating income.............................                 64,673        71,414

OPERATING EXPENSE MARGINS:

Direct hotel operating expenses:

  Lodging, as a percentage of lodging revenue                  24.4%         25.1%          24.1%         24.6%

  Food and beverage, as a percentage of food and
     beverage revenue........................                  77.0%         71.7%          78.1%         78.1%

  Selling and general, as a percentage of
     lodging and food and beverage revenue...                  22.1%         21.6%          20.8%         20.7%

Occupancy and other operating, as a percentage
  of lodging and food and beverage revenue...                  12.9%         13.3%

General and administrative, as a percentage of
  total revenue..............................                   5.7%          5.1%

Other Data(1):

Occupancy....................................                  67.0%         64.4%          69.4%         70.3%

Average daily rate ("ADR")...................                 $75.97        $79.39         $80.77        $81.37

Revenue per available room ("REVPAR")........                 $50.91        $51.15         $56.05        $57.22

Gross operating profit.......................               $156,541      $197,779        $94,213       $95,491

 (1) For purposes of showing operating trends, the nine hotels divested in 1998 and 1999 have been excluded from the other data section of the tables.

(2) Comparable Owned Hotels refers to the 83 Owned Hotels which were open for the full period in both 1998 and 1999, excluding the Frenchman's Reef property which is currently marketed for sale.

           Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $19.1 million and $73.8 million, or 18.2% and 25.3%, respectively, for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. Lodging revenues for the three months ended September 30, 1999 increased due to incremental revenues of $16.9 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $1.5 million, or 2.2%. Lodging revenues for the nine months ended September 30, 1999 also increased due to incremental revenues of $59.2 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $3.7 million or 2.2%.

           The following table sets forth hotel operating data for the comparable Owned Hotels for the three and nine months ended September 30, 1999 as compared to the same periods in 1998, by product type:

                                 THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                   SEPTEMBER 30,                                        SEPTEMBER 30,

                                  1998             1999             %CHANGE            1998            1999              %CHANGE
                                  ----             ----             -------            ----            ----              -------
     AMERISUITES

             OCCUPANCY           69.8%            71.4%                               68.3%           69.9%

                   ADR          $80.73           $80.91                              $81.32          $81.29

                REVPAR          $56.38           $57.76                2.5%          $55.51          $56.83                 2.4%

     FULL-SERVICE

             OCCUPANCY           76.9%            77.7%                               71.6%           71.2%

                   ADR         $107.53          $110.22                             $102.10          $106.3

                REVPAR          $82.72           $85.68                3.6%          $73.10          $75.71                 3.6%

     WELLESLEY INN

             OCCUPANCY           71.2%            70.5%                               71.3%           72.6%

                   ADR          $57.69           $58.31                              $62.45          $61.29

                REVPAR          $41.06           $41.11                 .1%          $44.50          $44.48                 0.0%

     TOTAL

             OCCUPANCY           71.4%            72.1%                               69.4%           70.3%

                   ADR          $80.83           $81.89                              $80.77          $81.37

                REVPAR          $57.71           $59.07                2.4%          $56.05          $57.22                 2.1%

           The results for the three months ended September 30, 1999 were impacted by Hurricane Floyd, which the Company estimates resulted in lost revenues of approximately $2.0 million. Excluding the effects of Hurricane Floyd, the Company estimates its REVPAR growth would have approximated 3.6%.

           The improvements in REVPAR at comparable Owned Hotels were generated by higher occupancy percentages which rose by approximately 1%, for the three and nine month periods, and increases in ADR of 1.3% and .7% for the three and nine month periods, respectively.

           Food and beverage revenues for the three months ended September 30, 1999 decreased by $100,000, or 1.1%, as compared to the same period in the prior year due to decreased lounge and restaurant business. Food and beverage revenues for the nine months ended September 30, 1999 increased by $2.5 million, or 6.7%, as compared to the same period in 1998 primarily attributable to an increase in revenues of $2.8 million at the Frenchman's Reef Marriott hotel in St. Thomas U.S.V.I. (the "Frenchman's Reef"). Food and beverage revenues for comparable Owned Hotels was also slightly down for the three and nine month periods, due to a decrease in the lounge and restaurant business.

           Management, franchise and other revenue consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, rental income and business interruption insurance revenue in 1998 related to hurricane damage at the Frenchman's Reef. Management, franchise and other revenue excluding business interruption insurance increased by $1.5 million and $1.7 million, or 45.5% and 16.7%, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 due to additional Managed Hotels and Franchised Hotels. Business interruption insurance revenue of $900,000 and $4.0 million were recorded for the three and nine months ended September 30, 1998 and were based on a settlement in March 1998 of the Company's claim related to the damage at the Frenchmen's Reef caused by Hurricane Bertha in July 1996.

           Interest on mortgages and notes receivable primarily relates to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable increased by $200,000 for the three months ended September 30, 1999 as compared to the same period in 1998 due to the settlement of various cash flow notes during the quarter. Interest on mortgages and notes receivable decreased by $1.2 million or 35.8%, for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to the settlement of various cash flow mortgages and notes receivable in 1998.

           Direct lodging expenses increased by $5.8 million and $20.7 million, or 21.7% and 29.1%, respectively, for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, increased from 25.2% to 26.0% for the three month period and from 24.4% to 25.1% for the nine month period. For comparable Owned Hotels, direct lodging expenses as a percentage of lodging revenues increased from 24.8% to 25.1% for the three month period and from 24.1% to 24.6% for the nine month period. The increases were primarily due to higher travel agent commissions and hotel payroll.

           Direct food and beverage expenses for the three and nine months ended September 30, 1999 decreased by approximately $300,000 and $200,000, or 3.2% and 0.6%, respectively, as compared to the same periods in 1998. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 80.5% to 78.8% for the three month period and decreased from 77.0% to 71.7% for the nine month period.

For comparable Owned Hotels, food and beverage expenses as a percentage of food and beverage revenues increased from 78.9% to 80.3% for the three month period and remained at 78.1% for the nine month period. The decreases were attributed to the higher margins generated at the Frenchman's Reef.

           Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $2.7 million and $14.6 million, or 10.2% and 20.0%, respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 23.0% to 21.8% for the three month period and from 22.1% to 21.6% for the nine month period. For the comparable Owned Hotels, direct hotel selling and general as a percentage of hotel revenues decreased from 21.3% to 20.4% for the three month period and from 20.8% to 20.7% for the nine month period. The decreases in the total and comparable expense margins were primarily due to lower liability insurance costs and, in the first quarter, decreases in weather-related costs.

           Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $700,000 and $11.3 million, or 4.3% and 26.4%, respectively, as compared to the same periods in 1998 due to the rent expense associated with the sale/leaseback of hotels in 1998 and the addition of new hotels. Occupancy and other operating expenses as a percentage of hotel revenues decreased from 14.2% to 12.8% for the three month period and increased from 12.9% to 13.3% for the nine month period due to rent expense associated with the sale/leasebacks.

           General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating both the Owned Hotels and Managed Hotels and general corporate expenses. General and administrative expenses decreased by $600,000, or 9%, for the three months ended September 30, 1999 as compared to the same period in 1998 primarily due to a restructuring of the Company's corporate and regional hotel operations. For the nine months ended September 30, 1999, general and administrative expenses increased by $1.9 million, or 10%, as compared to the same period in 1998 due to increased advertising, personnel and training costs associated with opening the new AmeriSuites hotels and costs associated with the Company's franchising efforts. As a percentage of total revenues, general and administrative expenses decreased from 5.5% to 4.3% for the three month period and from 5.7% to 5.1% for the nine month period. These decreases were primarily due to the Company's corporate restructuring.

           Depreciation and amortization expense increased by $1.6 million and $5.7 million, or 15.8% and 18.6%, respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 due to the impact of new hotel properties.

           Other charges for the three months ended September 30, 1999 consist of valuation reserves of $4.5 million and $20.0 million related to the Company's non-prototype HomeGates and its Frenchman's Reef Marriott Beach Resort. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company has reduced the carrying value of the assets to reflect their estimated fair value. For the nine months ended September 30, 1999, other charges consisted of valuation reserves of $27.0 million related to the non-prototype HomeGates and the Frenchman's Reef and severance charges of $1.4 million related to the costs associated with the Company's restructuring of its corporate and regional offices. Other charges for the three months ended September 30, 1998 consisted of a reserve of $4.0 million associated with the cost of terminating hotel development projects under contract, $1.4 million for severance charges related primarily to the resignation of the Company's former CEO and $1.0 million for hurricane damage at the Frenchman's Reef Marriott hotel. For the nine months ended September 30, 1998, other charges also includes a $10.0 million valuation reserve related to its non-prototype HomeGate hotels.

           Investment income decreased by $300,000 and $1.6 million, or 39.3% and 56.2%, respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 due to a decreases in dividend income of $ 81,000 and $910,000, respectively, attributed to the sales of marketable securities and an overall decrease in the Company's weighted average cash balance.

           Interest expense increased by $6.1 million and $14.0 million, or 109.9% and 82.1%, respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998, primarily due to a reduction in the amount of interest capitalized. Capitalized interest decreased from $6.4 million to $1.7 million for the three month periods ended September 30, 1998 and 1999, and from $20.3 million to $10.2 million for the nine month periods ended September 30, 1998 and 1999 due to the lower levels of construction activity in 1999.

           Other income consists of income from property transactions and other asset sales and retirements. For the three months ended September 30, 1999, other income consisted of $2.8 million related to net gains on property transactions. For the nine months ended September 30, 1999, other income consisted of net gains on property transactions of $7.0 million, losses on the sales of marketable securities of $4.8 million and million contract termination fee income of $4.0 million. For the three and nine months ended September 30, 1998, other income consisted of gains on the settlement of notes receivable of $18.4 million.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1999, the Company had cash, cash equivalents and current marketable securities of $32.8 million. In addition, at September 30, 1999, the Company had $53.5 million available under the Revolving Credit Facility.

           The Company's major sources of cash for the nine months ended September 30, 1999 were net proceeds from the sale of seven AmeriSuites hotels and certain other assets, of $73.5 million, borrowings of $22.6 million and cash flow from operations of $68.5 million. The Company's principal uses of cash during the period were capital expenditures of $90.3 million relating primarily to the development of new hotels, repurchases of its common stock totaling $36.4 million and $47.5 million of debt repayment, primarily related to the Revolving Credit Facility.

           For the nine months ended September 30, 1998 and 1999, cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") of $4.8 million and $2.3 million, respectively. At September 30, 1999, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc., of approximately $65.5 million which are subject to annual utilization limitations and will expire in 2006.

           Sources of Capital. The Company has undertaken a strategic initiative to dispose of hotel real estate and to invest the proceeds in the growth of its proprietary brands. Due to the uncertainty in the hotel divestiture markets, the Company's business plan does not depend on any material proceeds from asset sales. During the nine months ended September 30, 1999, the Company sold seven AmeriSuites hotels, one HomeGate hotel and a vacant land parcel and realized $73.5 million in cash proceeds. The Company is currently negotiating additional sales of AmeriSuites hotels and has signed contracts to sell the Frenchman's Reef hotel and its remaining five HomeGate hotels.

           The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. At September 30, 1999, the Company had outstanding borrowings of $146.5 million under the facility and further availability of $53.5 million.

           The Company had a contract to sell and lease back nine additional full-service hotels to MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of its contract, the Company received a one-time $4.0 million contract termination fee in February 1999.

           Uses of Capital. The Company's capital spending has been focused on the completion of its 1998 AmeriSuites and HomeGate development pipeline. In October 1999, the Company completed its 1998 development pipeline with the opening of its first Wellesley Inn and Suites hotel in Columbia, SC. For the nine months ended September 30, 1999, the Company opened 21 new hotels and spent $74.9 million on new construction. Prime has resumed new corporate development with the commencement of construction of two AmeriSuites hotel in the Baltimore and Orlando markets and is reviewing plans to construct AmeriSuites on sites it already owns in the Detroit, San Jose and San Francisco areas. The Company plans to spend approximately $5.0 million on these new AmeriSuites during the last quarter of 1999 and approximately $40 million in 2000. These amounts are to be funded by internally generated cash flow. In addition, for the nine months ended September 30, 1999, the Company spent approximately $15.4 million on capital improvements at its Owned Hotels, which includes the Company's conversion of its HomeGates Studios and Suites to Wellesley Inn and Suites.

           Under its stock repurchase program, the Company purchased approximately 3.6 million shares of its common stock at an average price of $10.08 per share during the nine months ended September 30, 1999. In October 1999, the Company purchased an additional 1.8 million shares of its common stock for $14.7 million, bringing the total purchases in 1999 to 5.4 million shares at a total cost of $50.0 million. In October 1999, the Company's Board of Directors approved the repurchase of an additional $100.0 million of its common stock. Under the terms of the Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility"), the Company was allowed to repurchase shares in an aggregate amount not to exceed $50 million through December 1999. In October 1999, the Revolving Credit Facility was amended to allow an additional $100 million of share repurchases. The purchase of these additional shares are limited to 50% of the proceeds from asset sales.

           In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of September 30, 1999, the Company had advances of approximately $ 242.9 million to such third party which advances are classified as property, equipment and leasehold improvements.

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

           In connection with the Company program related to year 2000, the Company's management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's hotels and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management has formulated contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fails to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business.

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

           As of September 30, 1999, the Company believes that approximately 95% of its information systems are year 2000 ready. The Company estimates that the total costs associated with implementing year 2000 readiness since the project's commencement will be in the range of $1.0 to $2.0 million.

           The Company expects to complete the remainder of its year 2000 remediation by November 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the Company's control including turnover of key employees, availability and continuity of consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not year 2000 ready or if the Company's contingency plans are not successful. Based on currently available information, and although no assurance can be given, the Company does not believe that any such interruptions are likely to have a material adverse effect on the Company's results of operations, liquidity or financial condition.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           Exhibit 11   Computation of Earnings Per Share

           Exhibit 27   Financial Data Schedule

  (b)      Reports on Form 8-K

           On August 17, 1999, a report on Form 8-K was filed announcing a change in the Company's certifying accountants.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRIME HOSPITALITY CORP.

     Date: November 10, 1999               By:   /s/ A.F. Petrocelli
                                                 -------------------------------
                                                 A. F. Petrocelli
                                                 President and Chief Executive
                                                 Officer

     Date: November 10, 1999               By:   /s/ Douglas Vicari
                                                 -------------------------------
                                                 Douglas Vicari
                                                 Senior Vice President and Chief
                                                 Financial Officer