Form 10-K405
period 1999-12-31
PRIME HOSPITALITY CORP
filed 2000-03-29
CIK 80293

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM               TO

                           COMMISSION FILE NO. 1-6869

                                 ---------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED
     -------------------                             -------------------
Par Value $.01 Per Share, Common Stock              New York Stock Exchange
9 1/4% First Mortgage Notes Due 2006                New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-k or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates on March 20, 2000 based on the last sale price as reported by the National Quotation Bureau, Inc. On that date was approximately $405,360,283.

     The Registrant had 47,689,445 shares of Common Stock outstanding as of March 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared for the 2000 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

           References in this report to the "Company" or "Prime" are to Prime Hospitality Corp. and its subsidiaries. EBITDA represents earnings before extraordinary items, interest expense, provision for income taxes and depreciation and amortization and excludes interest income on cash investments and other income. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. Hotel EBITDA represents EBITDA generated from the operations of owned hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to operations of owned hotels. EBITDA and Hotel EBITDA are not measures of financial performance under accounting principles generally accepted in the United States and should not be considered as alternatives to net income as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity. Unless otherwise indicated, industry data is based on reports of Smith Travel Research.

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

           Prime is an owner, operator, manager and franchisor of hotels, with 205 hotels in operation containing 27,029 rooms located in 32 states (the "Portfolio") as of March 20, 2000. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites (R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of March 20, 2000, the Company owned and operated 149 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 17 hotels for third parties (the "Managed Hotels"), and franchised 11 hotels which it does not operate (the "Franchised Hotels"). Included in the Portfolio are 31 AmeriSuites hotels owned by third parties which are operated pursuant to franchise agreements, 20 of which are operated by Prime under lease or management agreements. Prime's portfolio consists primarily of new, well- maintained hotels, with an average age of approximately 7 years.

           The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands primarily through franchising. The Company currently has 99 AmeriSuites and 66 Wellesley Inn & Suites in operation, with
31 of these AmeriSuites operated under franchise agreements. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. The Company currently has 57 executed franchise agreements for new AmeriSuites to be built with 16 applications pending. In 2000, the first two franchisee constructed AmeriSuites were opened. The previous franchise agreements on opened hotels were generated pursuant to asset sales.

           Prime's strategy is also focused on growing the operating profits of its Portfolio. With over 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

           On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. In
2000, the Company sold the remaining five HomeGate hotels and the Company's rights to the HomeGate brand name. The conversion changed the hotels' customer base from extended-stay to transient. The Company believes this will enhance the value of its existing hotels, create efficiencies by adding critical mass to the chain and improve its franchising prospects for the Wellesley Inn & Suites brand.

           Over the past three years, Prime has achieved rapid growth in the Portfolio, from 15,479 rooms at March 1, 1997 to 27,029 rooms at March 20, 2000. Prime's focus on brand development has resulted in the growth of the number of hotels operated under Prime's proprietary brands from 68 hotels at February 28, 1997 to 165 hotels during the same period. At the same time, the Company's EBITDA has grown at a compound annual rate of 19.0%, from $125.0 million in 1997 to $177.0 million in 1999, while recurring net income has grown at a compound annual rate of 16.6%, from $40.0 million to $54.4 million over the same period.

           Prime's hotels serve three major lodging industry segments: the all-suites segment, under Prime's AmeriSuites brand; the limited-service segment, primarily under Prime's Wellesley Inn & Suites brand and the full-service segment, under major national franchises.

           All-Suites: There are 99 all-suite hotels in operation under the AmeriSuites brand name. Prime owns and operates 68 of these hotels and franchises the operation of the remaining 31 hotels, 20 of which are operated by Prime. There are also nine AmeriSuites currently under construction, with an additional 50 AmeriSuites to be developed pursuant to franchise agreements. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and are located in 30 states. The hotels are situated, primarily, near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. In 1999, AmeriSuites contributed approximately $87.7 million, or 51.3%, of the Company's Hotel EBITDA.

           Limited-Service: Prime operates 75 limited-service hotels, 66 under the Wellesley Inn & Suites brand. The Company owns and operates all of the Wellesley Inn & Suites, which compete primarily in the mid-price segment. The Wellesley Inn & Suites are located in 21 states primarily in the Southeast, Northeast and Southwest. The remaining nine limited-service hotels consist of six Managed Hotels and three Owned Hotels and are operated under franchise agreements with national chains. Prime plans to convert the three owned limited-service hotels to the Wellesley Inn & Suites brand. In 1999, the Company's limited-service hotels contributed approximately $41.9 million, or 24.6%, of the Company's Hotel EBITDA.

           Full-Service: Prime operates 31 full-service hotels, twelve of which are owned, primarily in the upscale segment with food and beverage service and banquet facilities under franchise agreements with national hotel brands such as Hilton, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada. The hotels are located primarily in the Northeast. In 1999, the Company's full- service hotels contributed approximately $41.2 million, or 24.1%, of the Company's Hotel EBITDA.

ASSET DIVESTITURES

           The Company has also undertaken a strategic initiative to dispose of hotel real estate and to utilize proceeds to repurchase stock, retire debt or invest in the growth of its brands. During 1999, the Company sold eight AmeriSuites for $80.2 million in proceeds and certain other assets for an additional $6.5 million in cash proceeds. The Company retained the franchise rights on all the sold AmeriSuites under franchise agreements with terms ranging from 10 to 20 years. In addition to AmeriSuites sales, the Company will be looking to sell selected Wellesley and full-service hotels in the future.

           The combination of cash flow from operations and proceeds from asset sales in 1999 provided the funds to lower the Company's leverage and reduce the shares outstanding. During 1999, the Company repurchased 5.8 million shares of its common stock at an average price of $9.34 per share and reduced its debt from $597.8 million at December 31, 1998 to $549.0 million at December 31, 1999. In October 1999, the Company initiated a new stock buyback program and amended its bank covenants to provide for an additional $100 million of share repurchases to be funded by 50% of asset sale proceeds. Under this program, through March 20, 2000 the Company has repurchased $9.9 million of its stock ($3.0 million in 1999 and $6.9 million in 2000).

RECENT EVENTS

           Subsequent to year end, the Company sold the Frenchman's Reef Marriott Resort in St. Thomas U.S.V.I. for $73.0 million, the remaining five HomeGate hotels and the Company's rights to the HomeGate brand name for $17.7 million and an additional AmeriSuites for $10.8 million. The Company utilized the proceeds to retire or transfer $57.4 million of debt encumbering the hotels with the remainder available for the repurchase of the Company's common stock and/or the retirement of debt.

           In March 2000, the Company signed an agreement with Sholodge, Inc. ("Sholodge") to acquire its leasehold interests in 27 Sumner Suites hotels for net consideration of $2.0 million. Pursuant to the agreement, the Company will convert these hotels to its AmeriSuites brand and will operate the hotels under lease agreements with Hospitality Properities Trust ("HPT") and Sholodge. The Company will also purchase two land sites from Sholodge to develop two additional AmeriSuites hotels. The transaction is expected to close in mid-April and is subject to certain due diligence items and approval by HPT.

           Under the agreement, a subsidiary of Prime will assume Sholodge's interest in an existing lease for 20 hotels with HPT, subject to HPT's consent, and enter into new lease agreements on the seven remaining hotels. As part of the transaction, Prime will also purchase land from Sholodge in Mt. Laurel, NJ and in Sterling, VA, near Dulles Airport. An affiliate of Sholodge will then construct AmeriSuites hotels on these sites.

           The hotels are located in 12 states, primarily in the Southeast, Midwest and Southwest regions of the country. The hotels were all recently constructed by Sholodge, with an average age of 2.8 years. Sholodge has prior experience developing AmeriSuites hotels as 15 current AmeriSuites hotels were constructed by Sholodge. The Company will operate the hotels as Sumner Suites until the conversion process is complete.

INDUSTRY OVERVIEW

           In 1999, industry-wide percentage growth in supply exceeded industry-wide percentage growth in room demand (4.2% versus 3.3%), continuing a trend that began in 1997. This resulted in a slight decline in overall occupancy levels from 63.8% in 1998 to 63.3% in 1999. However, due to the relatively high levels of occupancy, the industry as a whole has been able to increase the average daily rate ("ADR") by 4.0% from $78.15 in 1998 to $81.27 in 1999, resulting in a REVPAR increase of 3.1%. Historical performance, however, may not be indicative of future results.

           The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the

Company's hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Maryland and Delaware and; the West South Central Region which is composed of Texas, Oklahoma, Arkansas and Louisiana. The table also includes operating data concerning the two price levels (of the five price levels classified by Smith Travel Research) in which the Company competes: upscale and mid-price. REVPAR data was calculated by the Company based on occupancy and ADR data supplied by Smith Travel Research.

                                                                       % CHANGE IN:
                                           ROOM SUPPLY                 ROOM DEMAND                   REVPAR
                                           -----------                 -----------                   ------
                                    1997 V.  1998 V.  1999 V.  1997 V.  1998 V.  1999 V.   1997 V.   1998 V.   1999 V.
                                       1996     1997     1998     1996     1997     1998      1996      1997      1998
                                       ----     ----     ----     ----     ----     ----      ----      ----      ----
United States.....................     3.4%     4.0%     4.2%     2.5%     3.1%     3.3%      5.3%      3.6%      3.1%
BY REGION:
Middle Atlantic...................      1.7      2.3      2.9      2.5      3.1      2.2       9.6       7.3       4.0
South Atlantic....................      3.4      4.3      4.6      2.4      2.8      3.8       4.7       2.7       3.1
West South Central................      4.9      5.1      5.4      4.0      5.2      3.1       4.3       4.5       0.3
BY SERVICE (PRICE LEVEL):
Upscale...........................      4.0      5.0      4.8      3.7      4.2      3.6       4.7       2.9       1.3
Mid-Price.........................      4.6      6.2      5.8      3.5      4.7      4.5       4.9       3.4       2.9

PRIME'S LODGING OPERATIONS

           The following table sets forth information with respect to the Portfolio as of March 20, 2000:

                                       OWNED            LEASED          MANAGED       FRANCHISED             TOTAL
                                       -----            ------          -------       ----------             -----
                                        (1)               (2)              (3)            (4)                 (5)
                                       ----              ----             ----            ----               ----

                                 HOTELS     ROOMS   HOTELS    ROOMS  HOTELS    ROOMS  HOTELS   ROOMS   HOTELS    ROOMS
                                 ------     -----   ------    -----  ------    -----  ------   -----   ------    -----
All-Suites:
  AmeriSuites                        68     8,786       19    2,403       1      128      11   1,404       99    12,721
LIMITED-SERVICE:
  Comfort Inn & Suites                                                    2      179                        2       179
  Days Inn                                                                1      113                        1       113
  Howard Johnson                      3       337                         2      285                        5       622
  Ramada Limited                                                          1      119                        1       119
  Wellesley Inn & Suites             66     7,475                                                          66     7,475
                                  -----   -------                     -----   ------                    -----   -------
        Total Limited-Service        69     7,812                         6      696                       75     8,508
FULL-SERVICE:
  Country Inn & Suites                                                    2      210                        2       210
  Comfort Inn                                                             1      162                        1       162
  Crowne Plaza                                           2      362                                         2       362
  Hilton                              1       355                         1      408                        2       763
  Holiday Inn                         2       390        1      160                                         3       550
  Howard Johnson                                                          1      116                        1       116
  Independent                                            1      149                                         1       149
  Quality Inn                                                             1      106                        1       106
  Radisson                            3       627                                                           3       627
  Ramada                              5       823        3      444       3      552                       11     1,819
  Sheraton                            1       240        2      349       1      347                        4       936
                                  -----   -------      ---   ------   -----   ------                    -----   -------
       Total Full-Service            12     2,435        9    1,464      10    1,901                       31     5,800
       Total                        149    19,033       28    3,867      17    2,725      11   1,404      205    27,029
                                  =====   =======      ===   ======   =====   ======     ===  ======    =====   =======

(1) The Owned Hotels represent those hotels in which the Company owns significant economic interests. The Company owns the land and building on all but 11 hotels which are operated under ground or building lease agreements. The ground and building leases covering the Company's leased hotels provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues.

(2) The Leased Hotels provide for minimum rents which increase annually by the inflation rate and percentage rents based on a percentage of room, food and beverage and other revenue. The percentage lease calculations are designed to provide the Company with revenue streams equal to approximately 2.5% to 3.0% of hotel revenues. The 19 AmeriSuites hotels in this category are operated pursuant to franchise agreements which also provide the Company with franchise fees.

(3) Of the 17 Managed Hotels, the Company operates one AmeriSuites hotel which also provides Prime with franchise fees.

(4) Franchised Hotels are hotels operated by third parties under AmeriSuites franchise agreements.

(5)  In addition to the above, as of March 2000, Prime has two
     AmeriSuites comprising 275 rooms under construction, while franchisees are constructing an additional seven AmeriSuites comprising 935 rooms.

           The following table sets forth the location of the Portfolio as of March 20, 2000:

                         OWNED                LEASED                MANAGED              FRANCHISED               TOTAL
                         -----                ------                -------              ----------               -----

                    HOTELS      ROOMS     HOTELS      ROOMS      HOTELS     ROOMS      HOTELS      ROOMS      HOTELS     ROOMS
                    ------      -----     ------      -----      ------     -----      ------      -----      ------     -----
Alabama                  1         128         1         128                                                       2        256
Arizona                  6         780         1         117          1        128                                 8      1,025
Arkansas                 1         130                                                                             1        130
California               1         128                                3        306          2         256          6        690
Colorado                 5         662                                                                             5        662
Connecticut              4         492         2         305                                                       6        797
Florida                 27       3,074         4         431                                                      31      3,505
Georgia                 10       1,246                                1        189                                11      1,435
Idaho                    1         128                                                                             1        128
Illinois                 5         649                                                      3         380          8      1,029
Indiana                  2         260         1         126                                                       3        386
Kansas                   3         374         1         126                                                       4        500
Kentucky                 2         251                                                                             2        251
Louisiana                                      1         128                                                       1        128
Maine                                                                                       1         130          1        130
Maryland                 1         137         1         128                                                       2        265
Massachusetts            1         158                                                                             1        158
Michigan                 3         394                                                                             3        394
Minnesota                1         125         1         128          5        604                                 7        857
Nevada                   1         125         3         552                                                       4        677
New Jersey              16       2,604         4         648          6      1,423                                26      4,675
New Mexico               2         237         1         128                                                       3        365
New York                 8         932                                                                             8        932
North Carolina           5         648                                1         75                                 6        723
Ohio                     4         460         3         379                                                       7        839
Oklahoma                 3         384                                                                             3        384
Oregon                   1         137         1         161                                                       2        298
Pennsylvania             4         632                                                                             4        632
South Carolina           4         455                                                                             4        455
Tennessee                4         503         2         256                                                       6        759
Texas                   19       2,356                                                      5         638         24      2,994
Virginia                 4         444         1         126                                                       5        570
                     -----      ------       ---      ------        ---     ------       ----      ------      -----     ------
          Total        149      19,033        28       3,867         17      2,725         11       1,404        205     27,029
                     =====      ======       ===      ======        ===     ======       ====      ======      =====     ======

           The following table sets forth for the five years ended December 31, 1999 operating data for the hotels in the Portfolio as of December 31, 1999. Operating data for the Owned Hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of the Marriott Frenchman's Reef Hotel (the "Frenchman's Reef"), and the five HomeGate hotels sold in 2000 have been excluded from the table. For purposes of showing operating trends, the results of Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                           OWNED                   TOTAL

                     HOTELS      ROOMS      HOTELS        ROOMS
                     ------      -----      ------        -----
1995.......             51       6,557          76       10,433
1996.......             59       7,581          88       11,906
1997.......             91      11,710         125       16,735
1998.......            129      16,618         165       21,913
1999.......            150      19,161         203       26,779



                        OCCUPANCY         ADR          REVPAR        OCCUPANCY         ADR          REVPAR
                        ---------         ---          ------        ---------         ---          ------
1995.......                  68.7%     $61.94          $42.54             70.0%     $66.36          $46.44
1996.......                  68.7       67.85           46.63             70.9       72.39           51.30
1997.......                  67.6       73.31           49.55             69.3       77.18           53.49
1998.......                  64.8       76.49           49.55             66.5       80.13           53.28
1999.......                  63.5       77.05           48.89             65.1       80.00           52.07

AMERISUITES

           The Company currently has 99 AmeriSuites in operation and there are nine AmeriSuites hotels under construction. Prime also has an additional 50 executed AmeriSuites franchise agreements and has 16 applications pending for additional hotels. Prime also intends to add 29 hotels to the AmeriSuites brand through its proposed transaction with Sholodge, Inc. (See "Recent Events"). While the majority of the current AmeriSuites hotels were developed with Prime's capital, the Company intends to develop AmeriSuites on a more limited scale with the bulk of new development coming from franchisees.

           AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other upscale and mid-price brands such as Courtyard by Marriott, Hilton Garden Inns and Holiday Inn. The average age of the AmeriSuites hotels as of March 20, 2000 was approximately 3.4 years. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing all-suites segment.

           AmeriSuites are all-suites, upscale hotels which offer guests an attractively designed suite, a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fully-equipped business centers, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the size and quality of the guest suites which contain approximately 420 square feet, approximately 25% larger than a standard hotel room. The suites offer distinct living, sleeping and kitchen areas with microwave, refrigerators, in-room coffee makers, ironing boards and hair dryers.

AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites". TCB Suites were developed specifically for the business traveler and feature a well-equipped, in-suite office, including an oversized desk with executive chair, dual phone lines, easy chair and ottoman, in addition to voice mail, data ports, speaker phones and other amenities. The typical AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, with close proximity to dining, shopping and entertainment amenities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct sales, national marketing programs and a central reservation system.

           Since 1997, the Company has utilized a central reservation system for the AmeriSuites brand developed and operated by REZsolutions, Inc. In 1999, the REVPAR contribution from the central reservation system for AmeriSuites hotels was approximately 32% of revenues.

           The following table sets forth for the five years ended December 31, 1999 operating data for the owned AmeriSuites hotels in the Portfolio as of December 31, 1999. Operating data for the hotels built during the period are presented from the dates such hotels commenced operations.

                                    OWNED                    TOTAL
                                    -----                    -----
                             HOTELS        ROOMS      HOTELS       ROOMS
                             ------        -----      ------       -----
1995.......                      10        1,208          19       2,320
1996.......                      18        2,232          31       3,793
1997.......                      41        5,254          59       7,455
1998.......                      58        7,515          78      10,046
1999.......                      69        8,914          97      12,471

                         OCCUPANCY        ADR          REVPAR          OCCUPANCY      ADR           REVPAR
                         ---------        ---          ------          ---------      ---           ------
1995.......                   67.7%     $67.27          $45.52             67.2%     $65.45         $43.98
1996.......                   63.5       73.95           46.98             66.4       72.13          47.90
1997.......                   63.0       75.87           47.76             65.2       75.79          49.41
1998.......                   64.9       81.85           53.09             65.9       81.01          53.38
1999.......                   65.1       82.21           53.51             66.4       81.28          53.98

WELLESLEY INN & SUITES

           The Company's limited-service hotels consist primarily of 66 Wellesley Inn & Suites, all of which are owned and operated by the Company. The brand is comprised of 28 original Wellesley Inns and 38 Wellesley Inn & Suites which, in addition to Wellesley Inn features, also contain suite rooms. The Company intends to develop this brand primarily through franchisees and believes that conversion opportunities from other brands exist in this segment.

           Wellesley Inn & Suites are positioned in the mid-price segment of the industry and compete with other chains such as Hampton Inn & Suites, La Quinta Inn & Suites, Holiday Inn Express and Comfort Inn & Suites. The average age of the chain's hotels is 6.2 years. The target customer is the transient business traveler, although approximately 25% of the customers stay on an extended basis.

           Of the Company's 28 original Wellesley Inns, 15 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has approximately 100 rooms and is distinguished by its classic stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television with free movie channels and in-room coffee makers. Marketing efforts for the Wellesley Inns chain rely heavily on direct marketing and billboard advertising. In Florida, where the population has grown rapidly, the Company has built a geographically concentrated group of Wellesley Inns, thereby developing strong regional brand name recognition.

           The Company's 38 new Wellesley Inn & Suites were formed from the conversion of 38 former HomeGate hotels in November 1999. Wellesley Inn & Suites are located primarily in the Southwest, Midwest and Southeast. The typical Wellesley Inn & Suites consists of approximately 110 to 130 rooms. In addition to the amenities of a typical Wellesley Inn, the Wellesley Inn & Suites hotels offer suite accomodations in approximately half of the guest rooms. The suites contain approximately 450 square feet offering separate living, sleeping and eating areas. The suite rooms also contain kitchenettes with stove tops, refrigerators and microwaves.

           The Wellesley Inn & Suites utilize the same reservation system, developed by REZsolutions, Inc., used by AmeriSuites. The system contributed approximately 21% of revenues in 1999.

           The following table sets forth for the five years ended December 31, 1999 operating data for Wellesley Inns as of December 31, 1999. Due to the conversion of the 38 hotels into Wellesley Inn & Suites in November 1999, operating data has been presented for the 28 comparable hotels as well as the total. For purposes of showing operating trends, the results of 14 Owned Hotels that were managed by the Company prior to their acquisition by the Company are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.

                                  COMPARABLE                 TOTAL
                                  ----------                 -----
                             HOTELS        ROOMS      HOTELS       ROOMS
                             ------        -----      ------       -----
1995.......                      28        2,807          28       2,807
1996.......                      28        2,807          28       2,807
1997.......                      28        2,807          36       3,824
1998.......                      28        2,807          57       6,411
1999.......                      28        2,807          66       7,475

                         OCCUPANCY        ADR          REVPAR          OCCUPANCY       ADR         REVPAR
                         ---------        ---          ------          ---------       ---         ------
1995.......                   75.3%     $52.11          $39.25             75.3%     $52.11         $39.25
1996.......                   73.8       53.80           39.72             73.8       53.80          39.72
1997.......                   73.6       58.29           42.87             71.3       56.88          40.56
1998.......                   70.8       61.13           43.26             62.6       56.75          35.52
1999.......                   71.0       60.90           43.26             59.8       59.15          35.38

           The Company's other limited-service hotels consist of nine hotels operated under franchise agreements, six of which are managed for third parties. The Company plans to convert the three Owned Hotels to its Wellesley Inn & Suites brand. The hotels have an average of between 100 and 120 rooms and offer complimentary continental breakfast, remote control cable television, pool facilities and facsimile services. They are designed to appeal primarily to business travelers.

     FULL-SERVICE HOTELS

           The Company operates 31 full-service hotels primarily in the upscale segment with food and beverage service and banquet facilities under franchise agreements with Hilton, Radisson, Sheraton,

Crowne Plaza, Holiday Inn and Ramada. The full-service hotels are concentrated in the Northeast. The Company owns 12 of these hotels, operates nine hotels under lease agreements with REITs and manages 10 hotels for third parties. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for full-service hotels consists primarily of business travelers. In addition, the Company's sales force actively markets meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. The hotels are also marketed through national franchisor programs, central reservation systems and the Company's national sales group.

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

     The Company owned and operated one resort hotel, the 504-room Marriott's Frenchman's Reef Hotel in St. Thomas, U.S. Virgin Islands, which was sold in March 2000.

     In the future, the Company intends to divest certain of its remaining 12 owned full-service hotels. Prime intends to capitalize on its ability to effectively manage hotels in this segment. While Prime does not intend to acquire full-service hotels, it does plan to invest capital to pursue management opportunities.

     The following table sets forth for the five years ended December 31, 1999 operating data for the full-service hotels in the Company's portfolio as of December 31, 1999. For purposes of showing operating trends, the results of the Frenchman's Reef, which was sold in March 2000, have been excluded from the table. Operating data for the hotels built or acquired during the period are presented from the dates such hotels commenced operations or became Owned Hotels. For purposes of showing operating trends, the results of three Owned Hotels that were managed by the Company prior to their acquisition by the Company during the five-year period are presented as if they had been Owned Hotels from the dates the Company began managing the hotels.


                               OWNED                    TOTAL
                               -----                    -----
                        HOTELS        ROOMS       HOTELS       ROOMS
                        ------        -----       ------       -----
1995.......                 11        2,285          25       4,764
1996.......                 11        2,285          25       4,764
1997.......                 12        2,435          26       4,914
1998.......                 12        2,435          26       4,914
1999.......                 12        2,435          31       5,800

                          OCCUPANCY      ADR          REVPAR          OCCUPANCY        ADR         REVPAR
                          ---------      ---          ------          ---------        ---         ------
1995.......                  61.8%     $75.83          $46.89             68.0%      $78.56         $53.44
1996.......                  67.4       83.94           56.54             71.9        85.86          61.75
1997.......                  71.6       92.28           66.02             73.7        93.22          68.69
1998.......                  70.7      101.95           72.03             72.7       101.77          74.00
1999.......                  70.8      106.02           75.06             70.8       102.76          72.79

BRAND INFRASTRUCTURE

As Prime continues to evolve into a franchisor, it has undertaken a number of brand initiatives. These include the following:

Brand Advertising - Prime increased its national brand advertising expenditures by 47% from 1998 to $4.1 million in 1999 and plans to further increase brand advertising expenditures by 30%-35% in 2000. The program has expanded to include national publications such as USA Today and Sports Illustrated, radio promotions in key markets and a sponsorship of a race car on the NASCAR circuit.

Central Reservation System - Prime and REZsolutions, its central reservation system operator, are making several enhancements to the central reservation system. Utilizing fiber optic technology, the Company implemented a seamless two-way interface between the hotels and the reservation system which provides for instant inventory updates for customer and agents. Other initiatives in process include an easy access booking screen for travel agents and an improved customer database.

National Accounts - The number of national companies listing AmeriSuites and Wellesley Inn & Suites as preferred hotel providers increased in 1999 by 50% over the prior year. Prime now has over 200 national accounts which include leading companies throughout the country.

High Speed Internet Access - In November, the Company signed an agreement with CAIS Internet to provide high speed internet access to all the hotels. Customers will be able to instantly access the internet in their rooms through their laptops. Prime expects to begin installation in April 2000 and be completed by the summer of 2000.

Rewards Programs - During 1999, the Company increased its AmeriSuites and Wellesley club membership by 88% to approximately 52,000 members. Frequent customers can currently earn rewards such as a free night's stay or an American Express gift certificate. As Prime expands its brands, it will also be expanding its reward offerings. Prime intends to team up with major travel and retail partners to upgrade this program.

E-Commerce - Recognizing the potential impact that the internet can have on hotel bookings, Prime increased the presence of its brands on the web this year. Customers can now book hotel rooms not only through its proprietary websites (AmeriSuites.com and Wellesley.com) but also through popular travel web sites such as TravelScape, Priceline, Expedia and Travelocity. In the future, the Company plans to increase its distribution channels, create web based marketing alliances and develop business to business booking and marketing relationships.

    Management believes that the growing brand infrastructure, consisting of elements such as improved frequent stay programs, an enhanced central reservations system, increased advertising and marketing programs and the heightened visibility from the increase in the chains' number of hotels in the past year will permit its brands to achieve critical mass and outperform its older, more established competitors.

     FRANCHISING

           Prime intends to grow its brands primarily through franchising. The Company began its franchise sales efforts in mid-1998 when it obtained all the necessary statutory approvals to begin franchising its AmeriSuites and Wellesley brands. Prime currently has a franchise sales team of eight professionals which include a senior vice president and seven regional vice presidents. In addition to their direct sales effort, the franchise sales team also develops the franchise marketing programs which include advertising in industry and business publications, attending various trade shows and producing brochures and other collateral material. Prime has also formed a franchise services team which has developed a variety of programs to guide its franchisees through the various phases of opening and operating a hotel. These include training, pre-opening, construction management and purchasing services. Prime also offers its franchisees an internet based communications system which provides brand updates, operating standards and manuals and other important communications.

           Since it began its franchising program in mid-1998, the Company has executed 59 new AmeriSuites franchise agreements and has 16 AmeriSuites franchise applications pending. The first two franchisee-constructed AmeriSuites opened in 2000 in Grapevine, TX and Peoria, IL. As of March 20, 2000, there are seven AmeriSuites under construction by franchisees and six AmeriSuites hotels are scheduled to begin construction within 90 days. In addition to the two newly constructed franchised AmeriSuites, Prime has 29 other franchised AmeriSuites in operation. These franchise agreements were executed pursuant to sales of these hotels. Equity Inns, Inc. owns 19 of these hotels.

           As of March 20, 2000, the Company has two Wellesley Inn & Suites franchise applications pending. Prime believes that the conversion of the former HomeGate hotels to its Wellesley brand will improve the chain's future franchising prospects by adding critical mass to the brand. As part of its franchising initiatives, Wellesley Inn & Suites became a founding sponsor of the Asian American Hotel Owners' Association in January 2000, a group representing a substantial number of owners in this segment.

           Prime's AmeriSuites and Wellesley franchise agreements typically provide for terms of between ten and twenty years and require the franchisee to maintain certain operating and product standards. The franchise fees are generally comprised of an initial application fee, plus monthly fees based on a percentage of hotel revenues. The monthly fees cover royalties and the cost of marketing and reservation services. Prime also offers additional services including purchasing and design services. The standard monthly fees as a percentage of room sales are as follows:

                                       ROYALTY             MARKETING                 RESERVATION
                                         FEE                  FEE                        FEE
                                       -------             ---------                 -----------
     AmeriSuites...................       5.0%                 2.0%                    1.5%

     Wellesley Inn & Suites.......        4.5%                 1.5%                    1.5%

DEVELOPMENT

           While the Company has developed the majority of its existing AmeriSuites and Wellesley Inn & Suites, it intends to rely on franchisees for the majority of future development of its hotels.

           As of March 20, 2000, Prime has two hotels under construction in the Baltimore and Orlando markets. In addition, Prime may construct AmeriSuites hotels on three additional land sites it already owns in the Detroit, San Jose and San Francisco areas and two sites it may purchase from Sholodge in Mt. Laurel, NJ and Virginia, near Dulles Airport. Prime intends to focus any future development efforts in the Northeast and West Coast, or in other areas where the development process is more difficult and higher barriers to entry exist. The Company intends to fund new development with internally generated cash flow.

           The Company's Wellesley Inn & Suites development effort will focus on the conversion of other limited-service hotels to its brands. The Company plans to convert three limited-service hotels that it already owns or leases (two in New Jersey and one in Florida) to its Wellesley brand in 2000.

OPERATIONS

            As a leading domestic hotel operating company, the Company enjoys a number of operating advantages over other lodging companies. With over 200 hotels under management covering a number of price points and broad geographic regions, the Company possesses the critical mass to support sophisticated operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, resulting in economies of scale and leading to above-market hotel profit margins. As a result of these operating strategies, the Company's comparable hotels generated average operating profit margins that exceeded industry averages for 1998, the most current data available from industry sources, by approximately 18% for full-service hotels and 6% for limited-service hotels.

           The Company's operating strategy combines operating service and guidance from its central management team with decentralized decision-making authority delegated to each hotel's on-site management. The on-site hotel management teams consist of a general manager and, depending on the hotel's size and market position, managers of sales and marketing, food and beverage, front desk services, housekeeping and engineering. The Company's operating objective is to exceed guest expectations by providing quality services and comfortable accommodations at a fair value. On-site hotel management is responsible for efficient expense controls and uses operating standards provided by the Company. Within parameters established in the operating and capital planning process, on-site management possesses broad decision-making authority on operating issues such as guest services, marketing strategies, hiring practices and incentive programs. Each hotel's management team is empowered to take all necessary steps to ensure guest satisfaction within established guidelines. Key on-site personnel participate in an incentive program based on hotel revenues and profits.

           The central management team is located in Fairfield, New Jersey, with an AmeriSuites operations office in Atlanta, Georgia. Central management provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

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

CAPITAL IMPROVEMENTS

           The Company continuously refurbishes its Owned Hotels in order to maintain consistent quality standards. The Company generally spends between 3% to 6% of hotel revenue on capital improvements at its Owned Hotels and typically refurbishes each hotel approximately every five years. The Company believes that its Owned Hotels are in generally good physical condition, with over half of the Owned Hotels being five years old or less. The Company recommends refurbishment and repair projects on its Managed Hotels and Leased Hotels, although spending amounts vary based on the plans of such hotels' owners and the Company's role as the franchisor.

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

LEASED HOTELS

           As of March 20, 2000, the Company operated 28 hotels under lease agreements with REITs. These are comprised of 19 AmeriSuites hotels owned by Equity Inns, Inc., eight full-service hotels owned by MeriStar Hospitality, Inc. and one full-service hotel owned by Winston Hotels. The leases have terms of 10 years expiring from 2007 to 2008 with certain renewal options. The Leased Hotels provide for base rents which increase annually by the inflation rate and percentage rents based on a percentage of room, food and beverage and other revenue. The percentage lease calculations are designed to provide the Company with revenue streams equal to approximately 2.5% to 3.0% of hotel revenues. The Company also operates 19 of the 28 Leased Hotels, pursuant to AmeriSuites franchise agreements which also provide the Company with franchise fees. The remaining Leased Hotels are operated under franchise agreements with national chains.

MANAGED HOTELS

           As of March 20, 2000, the Company provided hotel management services to third party hotel owners of 17 Managed Hotels. Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting services, construction services, design services and sales commissions. The Company's fixed management fee percentages average 3.5% of total revenues before giving consideration to performance related incentive payments. Terms of the management agreements vary with expiration dates ranging from 2000 to 2014. The Company intends to pursue new management opportunities to capitalize on its present management infrastructure, particularly in the full-service segment.

AGREEMENTS AS FRANCHISEE

           The Company has entered into franchise licensing agreements primarily with full-service franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The franchise agreements require the Company to pay monthly fees, to maintain certain standards and to implement certain capital programs. The payment of monthly fees, which typically total 7% to 8% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to monthly fees payable to the franchisor. The Company believes it currently enjoys good relationships with its franchisors.

WORKING CAPITAL

           The Company's operating cash flow is sufficient to cover its current operational and capital needs. The Company also intends to generate proceeds from asset sales, to be utilized for repayment of debt and/or the repurchase of its common shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SEASONALITY

           The impact of seasonality on the Company as a whole is relatively modest due to the seasonal balance achieved from the geographical location of the Company's hotel properties. The second and third quarters of the year are generally the strongest due to business travel patterns.

COMPETITION

           The Company operates and manages hotel properties in areas that contain numerous other hotels, some of which are affiliated with national or regional brands. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

EMPLOYEES

           As of December 31, 1999, the Company employed approximately 7,100 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are generally good.

ENVIRONMENTAL MATTERS

           The Hotels are subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any environmental liability that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

           The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted during the fiscal quarter ended December 31, 1999, to a vote of the security holders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

           The Company's common stock, par value $.01 per share, trades on the New York Stock Exchange (the "NYSE") under the symbol "PDQ." As of March 20, 2000 there were 47,689,445 shares of common stock outstanding.

           The following table sets forth the reported high and low closing sales prices of, and the dividends per share on, the common stock on the NYSE.

                                                    HIGH          LOW        DIVIDEND/SHARE
                                                    ----          ---        --------------
Year Ended December 31, 1998
First Quarter....................                 20 5/8       17 1/4                     0
Second Quarter...................                 21 1/4      17 1/16                     0
Third Quarter....................                 18 3/4        5 5/8                     0
Fourth Quarter...................               10 15/16            4                     0

Year Ended December 31, 1999
First Quarter....................                 11 1/8       9 1/16                     0
Second Quarter...................               12 15/16       10 3/8                     0
Third Quarter....................                 12 1/8      7 15/16                     0
Fourth Quarter...................                      9        7 5/8                     0

           As of March 20, 2000, the closing sales price of the common stock on the NYSE was $8 1/2 per share, and there were approximately 1,888 holders of record of common stock.

           The Company has not declared any cash dividends on its common stock during the two prior fiscal years and does not currently anticipate paying any dividends on the common stock in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. In addition, the Company is prohibited by the terms of certain debt agreements from paying cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 OF THE COMPANY

           The table below presents selected consolidated financial data derived from the Company's historical financial statements for the five years ended December 31, 1999. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                               AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          1995       1996       1997         1998       1999
                                                                          ----       ----       ----         ----       ----
STATEMENT OF OPERATIONS DATA:
  Total revenues.....................................................   $205,628   $271,100    $340,961    $469,405    $552,732
  Income from continuing operations before extraordinary
   items and the cumulative effect of change in accounting
   principle.........................................................     17,465     30,048      25,931      53,847      40,197
  Extraordinary items-gains on discharge of indebtedness
   (Net of income taxes).............................................        104        202         ---         ---         ---
  Cumulative effect of a change in accounting principle (net
   of income taxes)..................................................        ---        ---         ---         ---      (5,315) (a)
  Pro-forma effect of change in accounting  principle (net
   of income taxes) (b)..............................................       (157)    (1,260)       (255)     (3,788)        ---
   Net income........................................................     17,569     30,250      25,931      53,847      34,882
  Pro-forma net income after taxes (b)...............................     17,412     28,990      25,676      50,059         ---
NET INCOME PER COMMON SHARE:
  Basic..............................................................       $.57       $.74        $.56       $1.04        $.68
  Diluted............................................................       $.54       $.68        $.54       $1.00        $.67
PRO-FORMA NET INCOME PER COMMON SHARE (b):
  Basic..............................................................       $.57       $.71        $.55        $.97         ---
  Diluted............................................................       $.54       $.66        $.53        $.94         ---
BALANCE SHEET DATA:
  Total assets.......................................................   $573,241   $877,100  $1,196,666  $1,408,398  $1,328,779
  Long-term debt, net of current portion.............................    276,920    319,836     554,500     582,031     543,485
  Stockholders' equity...............................................    232,916    484,584     524,413     641,045     632,000


(a) Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5"). The Company adopted SOP 98-5 on January 1, 1999, and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

(b) Pro-forma amounts reflect the effect on net income and earnings per share had the company written off pre-opening costs pursuant to SOP-98-5 in 1995-1998.

         Unaudited selected consolidated quarterly financial data for the years ending December 31, 1998 and 1999, follow (in thousands, except per share amounts).

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                          MARCH 31,       JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                               1998          1998              1998          1998
                                                               ----          ----              ----          ----

Total revenue ......................................       $103,288       $122,947       $121,045       $122,125
Operating income ...................................         21,125         24,641         18,908         24,287
Net income before the cumulative effect of a
 change in accounting principle ....................         10,291         23,571          8,943         11,042
Cumulative effect of a change in accounting
  principle (net of income taxes)...................            ---            ---            ---            ---
Net income .........................................         10,291         23,571          8,943         11,042

Earnings per common share:
Basic:
Income before cumulative effect of a change
  in accounting principle (net of income taxes).....          $0.22          $0.45          $0.17          $0.20
Cumulative effect of a change in accounting
  principle (net of income taxes)...................            ---            ---            ---            ---
                                                        -----------    -----------    -----------    -----------
Earnings per share .................................          $0.22          $0.45          $0.17          $0.20
                                                        ===========    ===========    ===========    ===========
Diluted:
Income before cumulative effect of a change
 in accounting principle (net of income taxes)......          $0.20          $0.43          $0.17          $0.20
Cumulative effect of a change in accounting
  principle (net of income taxes)...................            ---            ---            ---            ---
                                                        -----------    -----------    -----------    -----------
Earnings per share .................................          $0.20          $0.43          $0.17          $0.20
                                                        ===========    ===========    ===========    ===========

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                          MARCH 31,        JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                                              1999            1999             1999           1999
                                                              ----            ----             ----           ----
Total revenue ......................................       $133,300        $146,021        $140,832       $132,579
Operating income ...................................         24,677          36,093          10,645         29,321
Net income before the cumulative effect of a
  change in accounting principle ...................         11,516          16,264           1,393         11,024
Cumulative effect of a change in accounting
  principle (net of income taxes)...................         (5,315)            ---             ---            ---
Net income .........................................          6,201          16,264           1,393         11,024

Earnings per common share:
Basic:
Income before cumulative effect of a change in
  accounting principle (net of income taxes)........          $0.22           $0.32           $0.03          $0.22
Cumulative effect of a change in accounting
  principle (net of income taxes)...................          (0.11)             --              --             --
                                                        -----------     -----------     -----------    -----------
Earnings per share .................................          $0.11           $0.32           $0.03          $0.22
                                                        ===========     ===========     ===========    ===========
Diluted:
Income before cumulative effect of a change in
  accounting principle (net of income taxes)........          $0.22           $0.31           $0.03          $0.21
Cumulative effect of a change in accounting
  principle (net of income taxes)...................          (0.10)             --              --             --
                                                        -----------     -----------     -----------    -----------
Earnings per share .................................          $0.12           $0.31           $0.03          $0.21
                                                        ===========     ===========     ===========    ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Prime is an owner, operator, manager and franchisor of hotels, with 205 hotels in operation containing 27,029 rooms located in 32 states (the "Portfolio") as of March 20, 2000. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites (R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of March 20, 2000, the Company owned and operated 149 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 17 hotels for third parties (the "Managed Hotels"), and franchised 11 hotels which it does not operate (the "Franchised Hotels"). Included in the Portfolio are 31 AmeriSuites hotels owned by third parties which are operated pursuant to franchise agreements, 20 of which are operated by Prime under lease or management agreements. Prime's portfolio consists primarily of new, well- maintained hotels, with an average age of approximately 7 years.

           The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands primarily through franchising. The Company currently has 99 AmeriSuites and 66 Wellesley Inn & Suites in operation, with 31 of these AmeriSuites operated under franchise agreements. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. The Company currently has 57 executed franchise agreements for new AmeriSuites to be built with 16 applications pending. In 2000, the first two franchisee constructed AmeriSuites have been opened. The previous franchise agreements on opened hotels were generated pursuant to asset sales.

           Prime's strategy is also focused on growing the operating profits of its Portfolio. With over 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

           On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. In
2000, the Company sold the remaining five HomeGate hotels and the Company's rights to the HomeGate brand name. The conversion changed the hotels' customer base from extended-stay to transient. The Company believes this will enhance the value of its existing hotels, create efficiencies by adding critical mass to the chain and improve its franchising prospects for the Wellesley Inn & Suites brand.

           In March 2000, the Company signed an agreement with Sholodge, Inc. ("Sholodge") to acquire its leasehold interests in 27 Sumner Suites hotels for net consideration of $2.0 million. Pursuant to the agreement, the Company will convert these hotels to its AmeriSuites brand and will operate the hotels under lease agreements with Hospitality Properties Trust ("HPT") and Sholodge. The Company will also purchase two land sites from Sholodge to develop two additional AmeriSuites hotels. The transaction is expected to close in mid-April and is subject to certain due diligence items and approval by HPT.

           Under the agreement, a subsidiary of Prime will assume Sholodge's interest in an existing lease for 20 hotels with HPT, subject to HPT's consent, and enter into new lease agreements on the seven remaining hotels. As part of the transaction, Prime will also purchase land from Sholodge in Mt. Laurel, NJ and in Sterling, VA, near Dulles Airport. An affiliate of Sholodge will then construct AmeriSuites hotels on these sites.

           The Company's EBITDA increased by $28.7 million, or 19.4%, from $148.3 million in 1998 to $177.0 million in 1999, and Hotel EBITDA increased by $28.8 million, or 20.3%, from $142.0 million in 1998 to $170.8 million in 1999. EBITDA represents earnings before extraordinary items, interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The Company's hotels operate in three segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the mid-price limited-service segment, primarily under the Company's proprietary Wellesley Inn & Suites brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands):

                                       1998                            1999
                                       ----                            ----
                                 AMOUNT       % OF TOTAL         AMOUNT       % OF TOTAL
                                 ------       ----------         ------       ----------
All-suites...........          $ 71,658            50.5%       $ 87,714            51.3%
Full-service.........            39,111            27.5          41,200            24.1
Limited-service......            31,225            22.0          41,925            24.6
                               --------           -----        --------           -----
          Total......          $141,994           100.0%       $170,839           100.0%
                               ========           =====        ========           =====


           Hotel EBITDA for 1999 reflects the shifting mix in the Company's hotel portfolio toward its proprietary brands. Based on the Company's strategic plan, the Company expects the relative contribution from its all-suite AmeriSuites hotels and limited-service Wellesley Inn & Suites hotels to continue to increase in 2000.

           The Company evaluates the performance of its segments based primarily on EBITDA generated by the operations of its hotels. EBITDA and Hotel EBITDA are not measures of financial performance under accounting principles generally accepted in the United States and should not be considered as alternatives to net income as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity.

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

           Forward-looking statements include the information about Prime's possible or assumed future results of operations and statements preceded by, followed by or that include the words "believe," "except," "anticipate," "intend," "plan," "estimate," or similar expressions, or the negative thereof.

           Actual results may differ materially from those expressed in these forward-looking statements. Readers of this Form 10-K are cautioned not to unduly rely on any forward-looking statements.

           The following important factors, in addition to those discussed elsewhere in this Form 10-K or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company's business segments in areas such as access, location, quality or accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; the ability of the Company or its franchisees to maintain the properties in a first-class manner, including meeting capital expenditure requirements; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of international, national and regional economic conditions that will affect, among other things, demand for products and services at the Company's hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in our filings with the SEC.

           Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Prime will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

           Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $83.3 million, or 21.2%, from $394.0 million in 1998 to $477.3 million in 1999. The increase was primarily due to incremental revenues of $77.7 million from new hotels added during 1998 and 1999, growth in revenues at comparable Owned Hotels of $4.3 million and an increase in revenues at the Frenchman's Reef of $3.3 million over the prior year. Frenchman's Reef has been sold as of March 2000 and will not impact future periods. These increases in revenues were partially offset by a decrease in revenues from disposed properties.

           The following table illustrates the REVPAR growth, by segments, in 1999 from the 94 Owned Hotels which were operated for comparable periods in 1998 and 1999.

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                 1998           1999               %
                                                 ----           ----              ---
AMERISUITES
                             Occupancy           66.2%          68.4%
                                   ADR         $81.85         $81.70
                                REVPAR         $53.87         $55.88            3.7%
FULL-SERVICE
                             Occupancy           70.7%          70.8%
                                   ADR        $101.95        $106.02
                                REVPAR         $72.03         $75.06            4.2%
WELLESLEY INN & SUITES
                             Occupancy           70.8%          71.0%
                                   ADR         $61.13         $60.90
                                REVPAR         $43.26         $43.26            0.0%
TOTAL
                             Occupancy           68.0%          69.4%
                                   ADR         $80.89         $81.65
                                REVPAR         $54.96         $56.67            3.1%

           The REVPAR increases reflect the results of continued favorable industry trends in the full-service segment which is concentrated in the Northeast and growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment. The limited-service segment did not show growth due to additional hotel supply in this segment, particularly in Florida, where a majority of the Wellesley Inns are located. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 1.0% and an increase in occupancy which rose by 2.1%.

           Food and beverage revenues increased by $2.0 million, or 3.8%, from $53.4 million in 1998 to $55.4 million in 1999 primarily due to the increase in revenues at the Frenchman's Reef of $2.4 million. Frenchman's Reef has been sold as of March 2000 and will not impact future periods.

           Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements, sales commissions earned by the Company's national sales group and rental income. Management, franchise and other fees increased by $4.0 million, or 30.0%, from $13.4 million in 1998 to $17.4 million in 1999. The increase was primarily due to increased base and incentive management fees associated with the Managed Hotels and franchise royalty fees derived from hotels sold to franchisees.

           Interest on mortgages and notes receivable primarily relates to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $2.1 million, or 44.0%, from $4.7 million in 1998 to $2.6 million in 1999 due to the settlement of various cash flow mortgages and notes receivable in 1998 and 1999.

           Business interruption insurance revenue is based on the settlement of the Company's claim related to the hurricane damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996. In 1998, the Company recognized $4.0 million related to this settlement.

           Direct lodging expenses increased by $23.7 million, or 24.1%, from $98.4 million in 1998 to $122.1 million in 1999, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue increased to 25.6% in 1999 from 25.0% in 1998 due primarily to increased labor costs.

           As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 74.5% in 1998 to 71.1% in 1999 due to improved margins at the Frenchman's Reef.

           Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $14.7 million, or 14.8%, from $99.4 million in 1998 to $114.1 million in 1999, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 22.2% in 1998 to 21.4% in 1999 due, primarily, to a change in insurance carriers resulting in lower liability insurance costs.

           Occupancy and other operating expenses consist primarily of property insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $13.8 million, or 24.2%, from $57.1 million in 1998 to $70.9 million in 1999, primarily due to the full year's rent associated with the sale/leaseback of 9 hotels to Equity Inns, Inc. ("Equity Inns") and 8 hotels to MeriStar Hospitality Corporation ("MeriStar") in 1998. As a percentage of hotel revenues, occupancy and other operating expenses increased from 12.8% in 1998 to 13.3% in 1999, primarily due to the rent associated with the Leased Hotels.

           General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the hotels and general corporate expenses. General and administrative expenses increased by $2.7 million, or 10.2%, from $26.5 million in 1998 to $29.2 million in 1999, due to increased brand advertising, payroll and training costs associated with opening new AmeriSuites and Wellesley Inn & Suites hotels and the costs related to the development of the Company's franchising business. As a percentage of total revenues, general and administrative expenses decreased from 5.6% in 1998 to 5.3% in 1999 due primarily to decreased operating leverage.

           Depreciation and amortization expense increased by $3.8 million, or 9.2%, from $42.0 million in 1998 to $45.8 million in 1999, due primarily to the impact of new hotel properties.

           Valuation and other charges in 1999 consist of a $7.1 million valuation allowance related to five HomeGate properties, a $22.0 million valuation allowance related to Frenchmen's Reef and $1.4 million for severance charges related to a restructuring of the Company's corporate and regional offices. Valuation and other charges in 1998 consist of a $10.0 million valuation allowance related to certain non-prototype HomeGate properties, a charge of $4.0 million for costs associated with the terminating hotel development projects under contract, $2.4 million for severance charges related to the resignations of the Company's chief executive officer and chief operating officer, and a $1.0 million charge for hurricane damage at the Frenchman's Reef.

           Investment income decreased by $1.9 million, or 53.7%, from $3.5 million in 1998 to $1.6 million in 1999 primarily due to sales of marketable securities resulting in a decrease in dividend income and lower average cash balances.

           Interest expense increased by $19.7 million, or 82.5%, from $23.9 million in 1998 to $43.6 million in 1999, primarily due to decreases in capitalized interest related to the construction of new hotels. The Company capitalized $26.7 million and $11.0 million of interest in 1998 and 1999, respectively.

           Other income/loss consists of property transactions and other items which are not part of the Company's recurring operations. Other income in 1999 consisted of a $4.0 million fee for the termination of a hotel sale agreement, net gains on disposition of property of $8.0 million and losses of $4.8 million on the sales of marketable securities. For the year ended December 31, 1998, other income consisted of gains associated with the settlement of notes receivable of $18.4 million, net gains on property sales of $1.1 million and a net loss on the sale of marketable securities of $1.3 million.

           Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5"). The Company adopted SOP 98-5, on January 1, 1999 and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

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

           The following table illustrates the REVPAR growth, by segment, in 1998 from the 77 Owned Hotels operated for comparable periods in 1998 and 1997.

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------

                                       1997           1998              %
                                       ----           ----             ---
AMERISUITES
                  Occupancy            66.1%          68.4%
                        ADR          $75.50         $79.52
                     REVPAR          $49.88         $54.35            9.0%
FULL-SERVICE
                  Occupancy            71.7%          70.6%
                        ADR          $92.33        $101.56
                     REVPAR          $66.19         $71.67            8.3%
WELLESLEY INNS
                  Occupancy            73.6%          70.8%
                        ADR          $58.29         $61.13
                     REVPAR          $42.87         $43.26            0.9%
TOTAL
                  Occupancy            69.8%          69.6%
                        ADR          $74.32         $79.61
                     REVPAR          $51.88         $55.43            6.8%

           The REVPAR increases reflect the results of continued favorable industry trends in the full-service segment which is concentrated in the Northeast and growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 7.1%.

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

           Direct food and beverage expenses increased by $8.8 million, or 28.1%, from $31.0 million in 1997 to $39.8 million in 1998, primarily due to the full year operation of the Frenchman's Reef outlets which reopened in December 1997 and other new restaurant outlets added in 1997. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 74.0% in 1997 to 74.5% in 1998 due to the impact of the Frenchman's Reef.

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

           Occupancy and other operating expenses consist primarily of insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses increased by $33.4 million, or 141.1%, from $23.7 million in 1997 to $57.1 million in 1998, primarily due to the rent associated with the sale/leaseback of 19 hotels to Equity Inns and 8 hotels to MeriStar. As a percentage of hotel revenues, occupancy and other operating expenses increased from 7.5% in 1997 to 12.8% in 1998, primarily due to the rent associated with the Leased Hotels.

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

           Other charges in 1998 consist of a $10.0 million valuation allowance related to certain non- prototype HomeGate properties, a charge of $4.0 million for costs associated with the terminating hotel development projects under contract, $2.4 million for severance charges related to the resignations of the Company's chief executive officer and chief operating officer, and a $1.0 million charge for hurricane damage at the Frenchman's Reef.

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

           Other income consists of items which are not part of the Company's recurring operations. For the year ended December 31, 1998, other income consisted of gains associated with the settlement of notes receivable of $18.4 million, net gains on property sales of $1.1 million and a net loss on the sale of marketable securities of $1.3 million. Other income for the year ended December 31, 1997, consisted of net gains on property sales of $2.1 million and a $123,000 gain on the retirement of debt.

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

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1999, the Company had cash, cash equivalents and current marketable securities of $15.5 million. In addition, at December 31, 1999, the Company had $56.0 million available to it under the Revolving Credit Facility.

           The Company's major sources of cash for 1999 were borrowings of $22.4 million, net proceeds from the sales of hotels of $86.7 million and cash flows from operations of $99.8 million. The Company's major uses of cash during the period were capital expenditures of $108.4 million relating primarily to the development of new hotels, debt repayments of $70.7 million and the repurchases of its common stock totaling $54.1 million.

           Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $5.0 million in 1998 and $3.9 million in 1999. At December 31, 1999, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $61.1 million which are subject to annual utilization limitations and expire in 2006.

           Sources of Capital. The Company has undertaken a strategic initiative to dispose of hotel real estate and to invest the proceeds in the growth of its proprietary brands, the repurchase of the Company's common stock or the reduction of debt. During 1999, the Company sold eight of its AmeriSuites hotels under various sales agreements for $80.2 million in cash. The transactions generated a net gain of $10.0 million. Under the terms of its sales agreements, the Company will receive franchise fees under ten to twenty year franchise agreements. In addition to AmeriSuites sales, the Company intends to sell certain Wellesley and full-service hotels in 2000.

           During 1999, the Company also sold three land parcels, one HomeGate hotel and an apartment building for $6.5 million in cash, recognizing $2.0 million in net losses.

           In February 2000, the Company sold its remaining five HomeGate hotels and its rights to the HomeGate brand name for approximately $17.7 million, including the assumption of $17.4 million of debt associated with these properties.

           In March 2000, the Company sold its Frenchman's Reef hotel in St. Thomas, USVI for $73.0 million. A portion of the net proceeds from this transaction were used to repay $40 million of first mortgage debt. The Company intends to utilize the remaining proceeds to reduce debt under its Revolving Credit Facility and to repurchase its common stock.

           In March 2000, the Company also sold its Chicago/Warrenville AmeriSuites hotel for $10.8 million. The Company will realize a gain of approximately $1.0 million on the sale and will be entitled to franchise fees in the future, pursuant to a 20 year franchise agreement.

           The Company had a contract to sell and lease back nine additional full service hotels to MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of its contract, the Company received a $4.0 million contract termination fee in February 1999.

           The Company has a $200.0 million Revolving Credit Facility which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and to $125.0 million in December 2001. Borrowings under the facility are secured by certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. At December 31, 1999, the Company had outstanding borrowings of $125.0 million under the facility and further availability of $56.0 million.

           The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. In October 1999, the Revolving Credit Facility was amended to allow an additional $100.0 million of share repurchases to be funded by 50% of the proceeds from asset sales.

           Uses of Capital. The Company's capital spending in 1999 focused on the completion of its 1998 AmeriSuites and Wellesley Inn & Suites (formally HomeGate) pipeline. During 1999, the Company opened 21 new hotels and spent $88.0 million on new construction in completing the pipeline. The Company intends to continue the growth of its brands, primarily through franchising. The Company has resumed limited new corporate development with the commencement of construction of two AmeriSuites hotels. The Company plans to spend approximately $35.0 to $40.0 million on these and other new AmeriSuites during 2000, to be funded by internally generated cash flow. In addition, during 1999, the Company also spent approximately $20.4 million on capital improvements at its Owned Hotels, which includes the Company's conversion of its HomeGates Studio and Suites to Wellesley Inn & Suites. The Company expects to spend a similar amount in 2000 which will include the conversion of three limited-service hotels to Wellesley Inn & Suites.

           Under its stock repurchase program, in 1999 the Company repurchased approximately 5.8 million shares of its common stock at an average price of $9.34 per share. In October 1999, the Company's Board of Directors approved the repurchase of an additional $100.0 million of its common stock. In October 1999, the Revolving Credit Facility was amended to allow the repurchase of the additional $100.0 million of the Company's common stock. The purchase of these additional shares are limited to 50% of the proceeds from asset sales. From January 1, 2000 through March 20, 2000, the Company has repurchased approximately 850,000 shares at an average price of $8.05 per share.

           In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of December 31, 1999, the Company had advances of approximately $215.0 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

           Year 2000 Readiness. In prior years, the Company discussed the nature and progress of it plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.0 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

           This table presents descriptions of the financial instruments and derivative instrument that are held by the Company at December 31, 1999, and which are sensitive to changes in interest rates. The Company has entered into a derivative financial instrument transaction in order to manage or reduce market risk. Under the interest-rate swap, the Company agreed with another party to exchange monthly the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company has not entered into any derivative financial instrument transactions for speculative purposes.

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

           All amounts are reflected in thousands of dollars.

                                2000      2001      2002      2003     2004   THEREAFTER   TOTAL    FAIR VALUE
                                ----      ----      ----      ----     ----   ----------   -----    ----------
LIABILITIES
  Fixed Rate. . . . . . . .    $1,247    $1,302     $7,520   $1,321   $1,397   $349,752   $362,539    $352,337
  Average Interest Rate . .      9.48%     9.48%      9.50%    9.52%    9.52%      9.58%      9.58%
  Variable Rate . . . . . .    $4,300    $7,020   $141,717   $3,275   $3,275    $26,906   $186,493    $198,494
  Average Interest Rate. . .     8.10%     8.10%      8.12%    8.22%    8.23%      8.21%      8.13%
INTEREST-RATE DERIVATIVES
Variable to fixed:
  Notional Amount. . . . .    $40,000   $40,000       $ ---    $ ---    $ ---      $ ---      $ ---       $388
  Average Pay Rate . . . .       6.03%     6.03%        ---      ---      ---        ---        ---
  Average Receive Rate . ..      6.13%     6.86%        ---      ---      ---        ---        ---

           In October 1999, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company pays a fixed rate of interest of 6.03% and receives a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October 1999 and expires in October 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Index to Financial Statements included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           In August 1999, the Company announced a change in auditors from Arthur Andersen LLP to Ernst and Young LLP. There were no disagreements with the prior accountants on any accounting and financial matters. See Form 8-K filed on August 17, 1999 for further information.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

           Set forth below are the names, ages and positions of the directors and executive officers of the Company:

              NAME                 AGE                            POSITIONS
--------------------------------   ---    -------------------------------------------------------------------
A.F. Petrocelli...............      56    President, Chief Executive Officer and Chairman of the Board of Directors
Lawrence N. Friedland(1)......      77    Director
Howard M. Lorber(1)...........      51    Director
Herbert Lust, II(1)...........      73    Director
Jack H. Nusbaum...............      59    Director
Douglas W. Vicari.............      40    Director, Senior Vice President and Chief Financial Officer
Joseph Bernadino..............      53    Senior Vice President, Secretary and General Counsel
Edward J. Dykes...............      49    Senior Vice President/Hotel Operations
Stephen M. Kronick............      45    Senior Vice President/Hotel Operations
John H. Leavitt...............      47    Senior Vice President/Sales and Marketing
Terry P. O'Leary..............      44    Senior Vice President/Franchising
J. David Johnson..............      50    Senior Vice President/Administration
Richard T. Szymanski..........      42    Vice President/Finance

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

           Jack H. Nusbaum has been a Director since 1994. Mr. Nusbaum is the Chairman of the law firm of Willkie Farr & Gallagher, where he has been a partner for more than the past twenty-five years. He also is a director of W.R. Berkley Corporation, Neuberger Berman, Inc., Pioneer Companies, Inc., Strategic Distribution, Inc. and The Topps Company, Inc.

           Douglas W. Vicari became a Director of the Company in 1999 and became a Senior Vice President and Chief Financial Officer of the Company in 1998. Prior to that he had been a Vice President and Treasurer of the Company for more than five years.

           Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992.

           Edward J. Dykes has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of the Company for more than five years.

           Stephen M. Kronick has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of the Company for more than five years.

           John H. Leavitt has been a Senior Vice President of the Company since 1992.

           Terry P. O'Leary has been a Senior Vice President of the Company since 1998 and was Vice President of Food and Beverage since 1995. Mr. O'Leary was an area manager and corporate director with B.F. Saul Co. from 1993 to 1995.

           J. David Johnson has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of Hotel Operation Services from 1997 to 1999. Prior to that he was Vice President of Strategic Sourcing for Crown Vantage for more than five years.

           Richard T. Szymanski has been a Vice President of the Company for more than five years.

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

2. Exhibits

             2 (a) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates, L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.

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

               (d) Reference is made to the form of Amended and Restated Purchase and Sale Agreement between Prime Hospitality Corp., as seller and Equity Inns Partnership, L.P., as purchaser, dated December 2, 1997, filed as an Exhibit to the Company's Form 8-K dated December 11, 1997, which is incorporated herein by reference.

               (e) Reference is made to the form of Amended and Restated Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and American General Hospitality Operating Partnership, L.P., as purchaser, dated January 7, 1998 filed as an Exhibit to the Company's Form 8-K dated January 7, 1998, which is incorporated herein by refernce.

               (f) Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.

               (g) Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Marriott International, Inc. as purchaser, dated September 15, 1999.

               (h) First Amendment dated December 18, 1999, to Purchase and Sale Agreement between Prime Hospitality Corp. and Marriott International, Inc., dated September 15, 1999.

               (i) Sale and Purchase Agreement between Prime Hospitality Inc. and Sholodge, Inc., dated March 16, 2000.

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

               (j) Third Amendment to the Senior Secured Revolving Credit Agreement, Dated October 27, 1999, among Prime Hospitality Corp., Societe Generale Southwest Agency, as Documentation Agent, Credit Lyonnais New York Bank, as Syndication Agent and Bankers Trust Company as Agent for Lenders filed as an exhibit to the Company's Form 10-K dated December 31, 1999, which is incorporated herein by reference.

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

               (f) Reference is made to an Amendment regarding the 1995 Employee and Non-Employee Stock Option Plans, incorporated in the Company's proxy statement dated April 13, 1998, whereby $ 1.8 million shares were made available for distribution.

               (g) Reference is made to Change of Control Agreement, dated May 14, 1998, between John H. Leavitt and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999.

               (h) Reference is made to Change of Control Agreement, dated May 14, 1998, between Joseph Bernadino and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999.

               (i) Reference is made to Change of Control Agreement, dated May 14, 1998, between Richard T. Szymanski and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999.

               (j) Reference is made to Change of Control Agreement, dated May 14, 1998, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999.

               (k) Reference is made to Change of Control Agreement, dated May 14, 1998, between Terry P. O'Leary and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999.

               (l) Reference is made to Employment Agreement, dated September 14, 1998, between Attilio F. Petrocelli and the Company.

               (m) Reference is made to Change of Control Agreement, dated September 14, 1998, between Atillio F. Petrocelli and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999.

               (n) Reference is made to the Nonqualified Stock Option Agreement dated October 14, 1998 between A.F. Petrocelli and the Company.

               (o) Change in Control Agreement, dated October 25, 1999, between Terry P. O'Leary and the Company.

               (p) Change in Control Agreement, dated October 25, 1999, between Stephen Kronick and the Company.

               (q) Change in Control Agreement, dated October 25, 1999, between J.David Johnson and the Company.

               (r) Amendment to Change in Control Agreement, dated March 18, 1999, between A.F. Petrocelli and the Company.

     (16) Letter RE: Change in certifying accountant:
                     Reference is made to Form 8K filed on August 17, 1999.

     (21) Subsidiaries of the Company are as follows:

                                                   JURISDICTION OF
                     NAME                           INCORPORATION
----------------------------------------------     ---------------
AmeriSuites Franchising, Inc. ................       Delaware
Budd Holding Corp. ...........................       Delaware
Caldwell Holding Corp. .......................       Delaware
Clifton Holding Corp. ........................       Delaware
Dynamic Marketing Group, Inc. ................       Delaware
Fairfield Holding Corp. ......................       Delaware
Fairfield-Meridian Claims Service, Inc. ......       Delaware
Flanders Holding Corp. .......................       Delaware
Haledon Holding Corp. ........................       Delaware
HomeGate Hospitality, Inc. ...................       Delaware
KSA Management, Inc. .........................       Kansas
Landing Holding Corp. ........................       Delaware
Mahwah Holding Corp. .........................       Delaware
Market Segments, Incorporated ................       Delaware
Maywood Holding Corp. ........................       Delaware
Prime-American Realty Corp. ..................       Delaware
Prime Hospitality Franchising, Inc. ..........       Delaware
Prime Hospitality Management Co., Inc. .......       Delaware
Prime-O-Lene, Inc. ...........................       New Jersey
Republic Motor Inns, Inc. ....................       Virginia
Roxbury Holding Corp. ........................       Delaware
Secaucus Holding Corp. .......................       Delaware
VPS, Inc. ....................................       Delaware
Wayne Holding Corp. ..........................       Delaware
Wellesley Inn & Suites Franchising, Inc. .....       Delaware

     (23) Consent of independent auditors.

     (27) Financial data schedule.

     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(ITEM 14(a))

                                                                                                                    PAGE
                                                                                                                    ----
                   Report of Independent Auditors..............................................................     F-2
                   Consolidated Financial Statements:
                     Balance Sheets at December 31, 1998 and 1999..............................................     F-3
                     Statements of Income for the Years Ended December 31, 1997, 1998 and 1999.................     F-4
                     Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999...     F-5
                     Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.............     F-6
                   Notes to Consolidated Financial Statements..................................................     F-7

           Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

       We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

       As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which required the expensing of unamortized pre-opening costs in 1999.

                                                    ERNST & YOUNG LLP

New York, New York
February 9, 2000 except, for Note 1 (Business Activities) and Note 20 as to which the date is March 20, 2000

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     1998            1999
                                                                                                     ----            ----
                                            ASSETS
Current assets:
Cash and cash equivalents...............................................................          $12,534          $7,240
Marketable securities available for sale................................................           12,460           8,262
Accounts receivable, net of reserves of $732 and $954
      in 1998 and 1999, respectively....................................................           20,816          21,379
Current portion of mortgages and notes receivable.......................................              797           1,920
Other current assets....................................................................           28,791          16,879
                                                                                                   ------          ------
     Total current assets...............................................................           75,398          55,680
Property, equipment and leasehold improvements, net of accumulated
  depreciation and amortization.........................................................        1,281,378       1,093,123
Assets held for sale....................................................................               --         134,596
Mortgages and notes receivable, net of current portion..................................           14,688          11,750
Other assets............................................................................           36,934          33,630
                                                                                                   ------          ------
     Total Assets.......................................................................       $1,408,398      $1,328,779
                                                                                               ==========      ==========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of debt.................................................................          $15,762          $5,547
Current portion of deferred income......................................................           10,322          10,322
Other current liabilities...............................................................           72,445          61,225
                                                                                                   ------          ------
     Total current liabilities..........................................................           98,529          77,094
Long-term debt, net of current portion..................................................          582,031         543,485
Deferred income, net of current portion.................................................           80,553          70,977
Other liabilities.......................................................................            6,240           5,223
                                                                                                    -----           -----
     Total liabilities..................................................................          767,353         696,779
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares
     authorized; none issued............................................................               --              --
Common stock, par value $.01 per share; 75,000,000 shares authorized;
     55,202,253 and 55,747,340 shares issued and outstanding in 1998 and 1999,
     respectively.......................................................................              552             557
Capital in excess of par value..........................................................          511,981         519,834
Retained earnings.......................................................................          159,584         194,466
Accumulated other comprehensive loss,  net of taxes.....................................           (4,993)         (2,694)
Treasury stock, at cost (1,470,439 and 7,263,578 shares in 1998 and 1999,
           respectively)................................................................          (26,079)        (80,163)
                                                                                                 --------        --------
     Total stockholders' equity.........................................................          641,045         632,000
                                                                                                  -------         -------
           Total Liabilities and Stockholders' Equity...................................       $1,408,398      $1,328,779
                                                                                               ==========      ==========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------------
                                                                                     1997               1998              1999
                                                                                ---------------    ---------------   -------------
Revenues:
  Lodging.............................................................                $272,267          $393,988           $477,329
  Food and beverage...................................................                  41,968            53,391             55,417
  Management, franchise and other fees................................                   9,708            13,362             17,372
  Interest on mortgages and notes receivable..........................                   6,097             4,664              2,614
  Business interruption insurance.....................................                  10,921             4,000                 --
                                                                                       -------           -------            -------
          Total revenues..............................................                 340,961           469,405            552,732
                                                                                       -------           -------            -------


Costs and expenses:
  Direct hotel operating expenses:
     Lodging..........................................................                  68,072            98,400            122,130
     Food and beverage................................................                  31,036            39,771             39,412
     Selling and general..............................................                  70,225            99,361            114,101
Occupancy and other operating.........................................                  23,669            57,067             70,862
General and administrative............................................                  22,923            26,509             29,200
Depreciation and amortization.........................................                  34,198            41,975             45,835
Valuation and other charges...........................................                      --            17,361             30,456
                                                                                       -------           -------            -------
          Total costs and expenses....................................                 250,123           380,444            451,996
                                                                                       -------           -------            -------


Operating income......................................................                  90,838            88,961            100,736


Investment income.....................................................                   3,197             3,486              1,613
Interest expense......................................................                 (26,893)          (23,914)           (43,634)
Other income, net.....................................................                   2,200            18,132              7,182
Merger costs..........................................................                 (18,555)               --                 --
                                                                                       -------           -------            -------


Income before income taxes and the cumulative effect of
  a change in accounting principle....................................                  50,787            86,665             65,897
Provision for income taxes............................................                  24,856            32,818             25,700
                                                                                       -------           -------            -------


Income before the cumulative effect of a change in
  accounting principle................................................                  25,931            53,847             40,197
Cumulative effect of a change in accounting principle (net
   of income taxes of $3,398).........................................                      --                --             (5,315)
                                                                                       -------           -------            -------
Net income............................................................                 $25,931           $53,847            $34,882
                                                                                       =======           =======            =======


Basic earnings per Common Share:
Income  before the cumulative effect of a change in
  accounting principle................................................                    $.56             $1.04               $.79
Cumulative effect of a change in accounting principle.................                      --                --               (.11)
                                                                                       -------           -------            -------
Net income per common share...........................................                    $.56             $1.04               $.68
                                                                                       =======           =======            =======

Diluted earnings per Common Share:
Income before the cumulative effect of a change in
   accounting principle...............................................                    $.54             $1.00               $.77
Cumulative effect of a change in accounting principle.................                      --                --               (.10)
                                                                                       -------           -------            -------
Net income per common share...........................................                    $.54             $1.00               $.67
                                                                                       =======           =======            =======


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                        ACCUMULATED
                                                                                          CAPITAL IN                          OTHER
                                                                     COMMON STOCK          EXCESS OF      RETAINED    COMPREHENSIVE
                                                                 SHARES         AMOUNT     PAR VALUE      EARNINGS             LOSS
                                                                 ------         ------     ---------      --------             ----
Balance December 31, 1996  ..............................    46,317,917           $463      $404,315       $79,806           $   --
Net income ..............................................            --             --            --        25,931               --
Utilization of net operating loss carryforwards .........            --             --         4,141            --               --
Amortization of pre-fresh start tax basis
   differences ..........................................            --             --           102            --               --
Proceeds from exercise of stock options .................       576,908              6         5,771            --               --
Proceeds from exercise of stock warrants ................       338,186              3           913            --               --
Treasury stock purchases ................................       (50,039)            --            --            --               --
Contribution from  shareholder ..........................            --             --         4,000            --               --
Comprehensive income ....................................                           --            --            --               --
                                                             ----------          -----      --------      --------          -------
Balance December 31, 1997  ............................      47,182,972            472       419,242       105,737               --
Net income ..............................................            --             --            --        53,847               --
Utilization of net operating loss carryforwards .........            --             --         3,956            --               --
Amortization of pre-fresh start tax basis
  differences ...........................................            --             --         1,005            --               --
Proceeds from exercise of stock options .................       146,167              2         1,906            --               --
Proceeds from exercise of stock warrants ................       637,524              6         1,712            --               --
Unrealized loss on marketable securities
   available for sale (net of income taxes) .............            --             --            --            --           (4,993)
Treasury stock purchases ................................    (1,420,400)            --            --            --               --
Conversion of long-term debt ............................     7,185,551             72        84,160            --               --
Comprehensive income ....................................                           --            --            --               --
                                                             ----------          -----      --------      --------          -------
Balance December 31, 1998  ..............................    53,731,814            552       511,981       159,584           (4,993)
Net income ..............................................            --             --            --        34,882               --
Utilization of net operating loss carryforwards .........            --             --         3,425            --               --
Amortization of pre-fresh start tax basis differences ...            --             --           484            --               --
Proceeds from exercise of stock options .................       545,087              5         3,944            --               --
Unrealized gain on marketable securites
   available for sale (net of income taxes)  ............            --             --            --            --            2,299
Treasury stock purchases ................................    (5,793,139)            --            --            --               --
Comprehensive income ....................................                           --            --            --               --
                                                             ----------          -----      --------      --------          -------
Balance December 31, 1999  ..............................    48,483,762           $557      $519,834      $194,466          $(2,694)
                                                             ==========          =====      ========      ========          =======



                                                            TREASURY                 COMPREHENSIVE
                                                               STOCK         TOTAL          INCOME
                                                               -----         -----          ------
Balance December 31, 1996  ..............................     $   --       $484,584        $    --
Net income ..............................................         --         25,931         25,931
Utilization of net operating loss carryforwards .........         --          4,141             --
Amortization of pre-fresh start tax basis
   differences ..........................................         --            102             --
Proceeds from exercise of stock options .................         --          5,777             --
Proceeds from exercise of stock warrants ................         --            916             --
Treasury stock purchases ................................     (1,038)        (1,038)            --
Contribution from  shareholder ..........................         --          4,000             --
Comprehensive income ....................................         --             --        $25,931
                                                            --------       --------        =======
Balance December 31, 1997  ............................       (1,038)       524,413        $    --
Net income ..............................................         --         53,847         53,847
Utilization of net operating loss carryforwards .........         --          3,956             --
Amortization of pre-fresh start tax basis
  differences ...........................................         --          1,005             --
Proceeds from exercise of stock options .................         --          1,908             --
Proceeds from exercise of stock warrants ................         --          1,718             --
Unrealized loss on marketable securities
   available for sale (net of income taxes) .............         --         (4,993)        (4,993)
Treasury stock purchases ................................    (25,041)       (25,041)            --
Conversion of long-term debt ............................         --         84,232             --
Comprehensive income ....................................         --             --        $48,854
                                                            --------       --------        =======
Balance December 31, 1998  ..............................    (26,079)       641,045        $    --
Net income ..............................................         --         34,882         34,882
Utilization of net operating loss carryforwards .........         --          3,425             --
Amortization of pre-fresh start tax basis differences ...         --            484             --
Proceeds from exercise of stock options .................         --          3,949             --
Unrealized gain on marketable securites
   available for sale (net of income taxes)  ............         --          2,299          2,299
Treasury stock purchases ................................    (54,084)       (54,084)            --
Comprehensive income ....................................         --             --        $37,181
                                                            --------       --------        =======
Balance December 31, 1999  ..............................   $(80,163)      $632,000
                                                            ========       ========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
Cash flows from operating activities:                                  1997           1998           1999
                                                                       ----           ----           ----
Net income ..................................................       $25,931        $53,847        $34,882
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ..........................        34,198         41,975         45,835
     Valuation adjustment on properties held for sale .......            --         10,000         29,045
     Amortization of deferred financing costs ...............         2,874          3,109          3,113
     Utilization of net operating loss carryforwards ........         4,141          3,956          3,425
     Amortization of pre-fresh start tax basis differences ..           102          1,005            484
     Net gains on sales of assets ...........................        (2,200)       (18,132)        (3,182)
     Cumulative effect of a change in accounting principle...            --             --          8,713
     Amortization of deferred income ........................          (150)        (9,421)       (10,028)
     Deferred income taxes ..................................         2,479         (4,259)        (7,858)
     Reserve for hurricane damages ..........................            --          1,000             --
     Merger expenses funded by shareholder ..................         4,000             --             --
Increase (decrease) from changes in other operating
       assets and liabilities:
     Accounts receivable ....................................        (3,423)        (4,498)          (564)
     Other current assets ...................................       (21,079)        (1,554)         9,306
     Other liabilities ......................................        25,744          5,405        (13,379)
                                                                  ---------      ---------      ---------
       Net cash provided by operating activities ............        72,617         82,433         99,792
Cash flows from investing activities:
     Net proceeds from mortgages and notes receivable .......         3,543         26,320            785
     Disbursements for mortgages and notes receivable .......        (1,194)        (1,541)        (1,771)
     Proceeds from sales of property, equipment and leasehold       100,820        223,773         86,660
     Purchases of property, equipment and leasehold improvements   (107,868)       (28,473)       (20,384)
     Construction of new hotels .............................      (341,439)      (402,288)       (88,013)
     Decrease/(increase) in restricted cash .................         3,596         (7,012)         8,580
     Proceeds from insurance settlement .....................         2,500          3,782          4,706
     Proceeds from sales of marketable securities ...........           238          1,906          7,725
     Purchase of marketable securities ......................            --           (350)        (4,702)
     Other ..................................................        (1,597)        (3,298)          (176)
                                                                  ---------      ---------      ---------
       Net cash used in investing activities ................      (341,401)      (187,181)        (6,590)
                                                                  ---------      ---------      ---------
Cash flows from financing activities:
     Net proceeds from issuance of debt .....................       390,769        203,552         22,352
     Payments of debt .......................................      (170,100)       (69,870)       (70,713)
     Proceeds from the exercise of stock options and warrants         6,693          3,628          3,949
     Purchase of treasury stock .............................        (1,038)       (25,041)       (54,084)
                                                                  ---------      ---------      ---------
       Net cash provided by/(used in) financing activities ..       226,324        112,269        (98,496)
                                                                  ---------      ---------      ---------
Net (decrease)/increase in cash and cash equivalents ........       (42,460)         7,521         (5,294)
Cash and cash equivalents at beginning of year ..............        47,473          5,013         12,534
                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of year ....................        $5,013        $12,534         $7,240
                                                                  =========      =========      =========


          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

       Prime is an owner, operator, manager and franchisor of hotels, with 205 hotels in operation containing 27,029 rooms located in 32 states (the "Portfolio") as of March 20, 2000. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites (R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of March 20, 2000, the Company owned and operated 149 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 17 hotels for third parties (the "Managed Hotels"), and franchised 11 hotels which it does not operate (the "Franchised Hotels"). Included in the Portfolio are 31 AmeriSuites hotels owned by third parties which are operated pursuant to franchise agreements, 20 of which are operated by Prime under lease or management agreements. Prime's portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

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

USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

       Cash equivalents are highly liquid, unrestricted investments with a maturity of three months or less when acquired. At December 31, 1998 and 1999, cash and cash equivalents were comprised of approximately $500,000 and $644,000, respectively, of cash, and $12.0 million and $6.6 million, respectively, of commercial paper and other cash equivalents.

MARKETABLE SECURITIES

       Marketable securities consist of equity securities which are available for sale within one year. Marketable securities are valued at current market value. The differences between the historical cost of the marketable securities available for sale and the current market value are reflected in stockholders'equity, net of income taxes. Realized gains and losses are determined using the cost basis of the security recorded at the time of purchase.

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

       Construction in progress represents costs incurred in the development of hotels. Such costs include construction costs and capitalized interest.

       The Company reviews each of its assets held for use for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. The Company recognizes impairment if the future undiscounted cash flows (before interest charges) are less than the carrying amount.

       Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell (See Notes 2 and 20).

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

       The Company measures impairment of its mortgages and notes receivable based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the effective interest rate. Impairment can also be measured based on observable market price or the fair value of collateral, if the mortgages and notes receivable are collateral dependent. If the measure of the impaired mortgage or note receivable is less than the recorded investment, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment had occurred as of December 31, 1999, 1998 and 1997.

OTHER ASSETS

       Other assets consist primarily of deferred issuance costs related to the Company's debt obligations. Deferred issuance costs are amortized over the respective terms of the loans using the straight line method.

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

REVENUE RECOGNITION

       Room revenue and other revenues are recognized when earned. Management and franchise fee revenues are recognized when all material services or conditions relating to the respective property or franchisee have been substantially performed or satisfied by the Company. Such revenues, when recognized, are included in management, franchise and other fees on the accompanying consolidated financial statements.

       Gains and losses resulting from sales of hotels are recorded in full when title is conveyed to the buyer and when various criteria are met relating to the buyer's financial commitment and any subsequent involvement by the Company with respect to the hotels being sold.

       The Company's sales of hotels are sometimes accompanied by a leaseback of the facilities under operating lease arrangements. Such sales are recognized when the above sales criteria are met and certain specific criteria are met relating to the lease terms. Related profit is deferred and is recognized as income over the remaining lease term.

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

PRE-OPENING COSTS

       In January 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5"). The Company recorded a $5.3 million charge, net of income taxes, for the cumulative effect of a change in accounting principle to write off the unamortized pre-opening costs that remained on the balance sheet at the date of adoption. Additionally, subsequent to the adoption of this new standard, all future pre-opening costs are being expensed as incurred.

       Prior to the Company's adoption of SOP 98-5, non-capital expenditures incurred before the opening of new or renovated hotels, such as payroll and operating supplies, were deferred and expensed within one year after opening. Pre-opening costs charged to expense were $3.3 million and $6.7 million for the years ended December 31, 1997 and 1998, respectively.

       Had the Company adopted SOP 98-5 at the beginning of 1997 and 1998 net income before taxes would have been reduced by $500,000 and $6.1 million, respectively and diluted earnings per share would have been reduced by $.01 and $.06, respectively.

DEFERRED INCOME

       Deferred income consists of gains related to the sale of properties under sale/leaseback transactions. These gains are being amortized over the life of their respective leases as a reduction of rent expense.

INTEREST RATE AGREEMENTS

       The Company has an interest rate swap agreement with a major financial institution which reduces the Company's exposure to interest rate fluctuations on its variable rate debt. The amount paid or received in connection with this agreement is accrued and recognized as an adjustment of interest expense (the accrual method of accounting).

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company expects the impact to be immaterial due to its limited derivative activity.

RECLASSIFICATIONS

       Certain reclassifications have been made to the December 31, 1997 and 1998 consolidated financial statements to conform them to the December 31, 1999 presentation.

NOTE 2 -- HOTEL DISPOSITIONS

SALE/LEASEBACK TRANSACTIONS

       In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar"), formally known as American General Hospitality, Inc., for total consideration of $138.4 million. The Company is operating the hotels under an operating lease agreement which has a term of ten years. The transaction generated a net gain of approximately $64.9 million which was deferred and is being recognized as a reduction of rent expense over the life of the lease. As of December 31, 1999, $13.0 million of this gain had been amortized.

       The Company also had a contract to sell and lease back nine additional full-service hotels from MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of the contract, the Company received a $4.0 million contract termination fee in February 1999. Such amount is included in other income in the accompanying consolidated financial statements.

       On September 22, 1997, the Company entered into strategic alliance with Equity Inns, Inc. ("Equity Inns"), a real estate investment trust for the purpose of financing its brand development through the sale/leaseback of AmeriSuites hotels. Under the agreement, Equity Inns has certain rights to acquire AmeriSuites hotels developed by Prime through September 2000.

       In December 1997, the Company completed the sale and leaseback of 10 hotels to Equity Inns for total consideration of $87.0 million. The Company will continue to operate the hotels under an operating lease agreement for a term of 10 years with certain renewal options. The Company is also generating franchise fees under a ten year franchise agreement. The sale generated a gain of approximately $20.8 million which was deferred and is being recognized over the life of the lease. As of December 31, 1999, $4.3 million of this gain had been amortized.

       In June 1998, the Company sold nine AmeriSuites hotels to Equity Inns for total consideration of $97.0 million. The Company is operating the hotels under a lease agreement for a ten-year term with certain renewal options. The Company is also generating franchise fees under a ten-year franchise agreement. The transaction generated a net gain of $15.2 million, which was deferred and is being recognized as a reduction of rent expense over the life of the lease. As of December 31, 1999, $2.3 million of this gain had been amortized.

       The amortization of the gains are included in occupancy and other operating expenses in the accompanying consolidated financial statements.

OTHER DISPOSITIONS

       The Company's long-term objective is to transform itself from an owner/operator into a franchisor and manager. In accordance with those objectives, the Company disposed of eight AmeriSuites for $ 80.2 million. The transactions generated net gains of $ 10.0 million and provide for the Company to generate franchise fees under ten to twenty year franchise agreements.

       During 1999, the Company sold one HomeGate Studios and Suites hotel, an apartment building and three vacant land parcels for total proceeds of $6.5 million. The transactions generated a net loss of $2.0 million.

       In addition to the hotels sold in 1999, the Company has fifteen hotels that are currently being marketed for sale with a carrying value of $134.6 million as of December 31, 1999. The Company anticipates the sale of the properties to be completed during 2000. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale.

NOTE 3 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                                   ------------                YEARS OF
                                                                               1998             1999          USEFUL LIFE
                                                                         --------------   --------------   --------------
              Land and land leased to others(a).......................        $202,444         $164,770
              Hotels..................................................         821,737          800,354         20 to 40
              Furniture, fixtures and autos...........................         148,602          166,047          3 to 10
              Leasehold improvements..................................          64,856           68,282          3 to 40
              Construction in progress................................         130,726           11,981
                                                                               -------           ------
                   Sub-total                                                 1,368,365        1,211,434

              Less accumulated depreciation and amortization..........         (86,987)        (118,311)
                                                                               -------           ------
                        Totals........................................      $1,281,378       $1,093,123
                                                                            ==========       ==========

  (a) Included in land at December 31, 1998 and 1999, was $47.9 million and $5.8 million, respectively, of land associated with hotels under construction.

       At December 31, 1999, the Company was the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $11.0 million pursuant to noncancelable operating leases expiring on various dates through 2010. Minimum future rent under such leases for each of the next 5 years subsequent to December 31, 1999, and thereafter are approximately $2.8 million and $300,000 respectively.

       Depreciation and amortization expense on property, equipment and leasehold improvements was $31.1 million, $36.7 million and $45.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

       During the years ended December 31, 1997, 1998 and 1999, the Company capitalized $18.2 million, $26.7 million and $11.0 million, respectively, of interest related to borrowings used to finance hotel construction.

NOTE 4 -- MORTGAGES AND NOTES RECEIVABLE

       Mortgages and notes receivable are comprised of the following (in thousands):

                                                                               DECEMBER 31,
                                                                               ------------
                                                                            1998            1999
                                                                       -------------   -------------
                      Properties operated by the Company(a).........      $ 13,325       $ 10,200

                      Other(b)......................................         2,160          3,470
                                                                             -----          -----

                                Total...............................        15,485         13,670

                      Less current portion..........................          (797)        (1,920)
                                                                             -----        -------

                      Long-term portion.............................      $ 14,688       $ 11,750
                                                                          ========       ========


  (a) At December 31, 1999, the Company is the holder of mortgage notes receivable with a book value of $10.2 million secured by the Company's leasehold position in three hotels operated under lease agreements. These notes bear interest at rates ranging from 8.0% to 13.0% and mature on various dates from 2000 through 2015. The mortgages were derived from the sales of hotel properties.

       During 1997, 1998 and 1999, the Company recognized $3.3 million, $3.3 million and $1.2 million, respectively, of interest income related to mortgages which pay interest based on excess cash flow. During 1999, all remaining cash flow notes were settled.

  (b) Other notes receivable currently bear interest at effective rates ranging from 4.0% to 12.0%, mature through 2011 and are secured primarily by hotel properties not currently managed by the Company.

NOTE 5 -- DEBT

Debt consists of the following (in thousands):

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                       1998            1999
                                                                                     ---------       --------
                     9.75% Senior Subordinated Notes(a) ........................      $200,000       $200,000
                     Revolving Credit Facility(b) ..............................       165,000        125,000
                     9.25% First Mortgage Notes(c)  ............................       120,000        120,000
                     Mortgages and other notes payable(d) ......................       112,793        104,032
                                                                                     ---------      ---------
                     Total debt ................................................       597,793        549,032
                     Less current maturities ...................................       (15,762)        (5,547)
                                                                                     ---------      ---------
                     Long-Term debt, net of current portion ....................      $582,031       $543,485
                                                                                     =========      =========


  (a) In March 1997, the Company issued $200.0 million 9.75% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes") in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the notes is paid semi-annually on April 1 and October 1. The notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company on or after April 1, 2002 at premiums to principal which decline on each anniversary date.

  (b) The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. In December 1997, the Revolving Credit Facility was amended and the availability of funds was increased to $200.0 million. The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and $125.0 million in December 2001. The Revolving Credit Facility is secured by first liens on certain of the Company's hotels with recourse to the Company. Availability under the facility is subject to a borrowing base test and certain other covenants. The Revolving Credit Facility bears interest at LIBOR plus 2.0% which is paid monthly (weighted average for 1999 was 7.3%) and is available through December 2001 with a one year extension. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. In October 1999, the Revolving Credit Facility was amended to allow an additional $100 million of share repurchases. The purchase of these additional shares are limited to 50% of the proceeds from asset sales. During 1999, the Company had gross borrowings and repayments of $10.0 million and $50.0 million, respectively, under the Revolving Credit Facility. As of December 31, 1999, the Company had outstanding borrowings of $125.0 million under this facility and had additional borrowing capacity of $56.0 million.

  (c) During 1996, the Company issued $120 million of 9.25% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. At December 31, 1999, the notes are secured by first liens on 17 hotels and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal which decline on each anniversary date.

  (d) The Company has mortgage and other notes payable of approximately $104.0 million that are secured by mortgage notes receivable and hotel properties with a book value of $182.1 million. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 1999 these notes bear interest at rates ranging from 6.6% to 9.7%, with a weighted average interest rate of 9.0%, and mature from 2000 through 2009.

       In October 1999, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company pays a fixed rate of interest of 6.03% and receives a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October 1999 and expires in October 2001.

              Maturities of long-term debt subsequent to December 31, 1999 are as follows (in thousands):

               2000  ....................................           $5,547

               2001  ....................................            8,322

               2002  ....................................          149,237

               2003  ....................................            4,596

               2004  ....................................            4,672

               Thereafter ...............................          376,658
                                                                   -------

               Total ....................................         $549,032
                                                                  ========


              In connection with certain covenants related the Company's Senior Subordinated Notes, Revolving Credit Facility and 9.25% First Mortgage Notes due 2006, Homegate, a wholly-owned subsidiary of the Company is listed as a guarantor.

       The following is the separate financial information of Homegate for the years ended December 31, 1998 and 1999 (in thousands):

          Balance Sheet Data:                                   1998                    1999
                                                              --------                --------
              Total current assets                              $9,554                  $7,047
              Noncurrent assets                                244,229                 307,241
                                                               -------                 -------
              Total assets                                    $253,783                $314,288
                                                              ========                ========
              Total current liabilities                        $ 4,422                  $6,213
              Noncurrent liabilities                           210,235                 261,499
                                                               -------                 -------
              Total liabilities                               $214,657                $267,712
                                                              ========                ========
              Stockholder's equity                             $39,126                 $46,576
          Operating Results:
              Net sales                                        $29,419                 $57,088
              Operating income/(loss)                           (3,785)                 11,115
              Net income/(loss)                                $(7,834)                 $7,450

       Total noncurrent liabilities includes $165.4 million and $225.9 million of intercompany liabilities at December 31, 1998 and 1999, respectively. Included in operating income in 1999 is a $7.1 million valuation reserve. (See
Note 12).

NOTE 6 -- OTHER CURRENT ASSETS/LIABILITIES

Other current assets consist of the following (in thousands):

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                         1998           1999
                                                                                     ------------    ------------
                        Hotel inventories ......................................        $12,083         $13,338
                        Pre-opening  expense ...................................          8,713              --
                        Accrued interest receivable ............................          1,854             486
                        Prepaid  expenses ......................................          3,350           1,428
                        Other ..................................................          2,791           1,627
                                                                                        -------         -------
                                  Totals .......................................        $28,791         $16,879
                                                                                        =======         =======


Other current liabilities consist of the following (in thousands):

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                                 1998           1999
                                                                                             ------------    ------------
                        Accounts payable ..............................................         $10,904          $9,793
                        Construction payables .........................................           9,209             825
                        Interest payable ..............................................          11,248          10,860
                        Accrued payroll and related  benefits .........................           6,576           6,121
                        Accrued expenses ..............................................          16,783          16,881
                        Accrued income taxes ..........................................           5,613           6,467
                        Accrued sales and use taxes ...................................           5,389           3,557
                        Insurance reserves ............................................           5,298           4,583
                        Other .........................................................           1,425           2,138
                                                                                                -------         -------
                                  Totals ..............................................         $72,445         $61,225
                                                                                                =======         =======

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

       The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 1999, (in thousands):

                    2000  ....................................          $40,511

                    2001  ....................................           40,034

                    2002  ....................................           40,097

                    2003  ....................................           40,110

                    2004  ....................................           39,859

                    Thereafter ...............................          166,502
                                                                       --------
                    Total ....................................         $367,113
                                                                       ========


       Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                   1997           1998             1999
                                                                                   ----           ----             ----

                    Rentals ............................................          $8,131         $41,237         $43,397

                    Contingent rentals .................................           1,608           7,010          12,826
                                                                                 -------         -------         -------

                             Rental expense ............................          $9,739         $48,247         $56,223
                                                                                 =======         =======         =======


       Such amounts are included in occupancy and other operating expenses in the accompanying consolidated financial statements.

EMPLOYEE BENEFITS

       The Company does not provide any material post employment benefits to its current or former employees.

NOTE 8 -- INCOME TAXES

       The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                            1997         1998          1999
                                                                                            ----         ----          ----
                    Current:
                         Federal ...................................................       $13,133      $33,391      $24,362
                         State .....................................................         1,450        4,500        5,800
                                                                                          --------     --------     --------
                                                                                            14,583       37,891       30,162
                    Deferred:
                         Federal ...................................................         9,174       (4,573)      (6,560)
                         State .....................................................         1,099         (500)      (1,300)
                                                                                          --------     --------     --------
                                                                                            10,273       (5,073)      (7,860)
                                                                                          --------     --------     --------
                                    Total ..........................................       $24,856      $32,818      $22,302
                                                                                          ========     ========     ========


       Income taxes are provided at the applicable federal and state statutory rates. The tax effects of the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                         1997        1998         1999
                                                                                         ----        ----         ----
          Utilization of net operating loss ......................................      $4,141       $3,956       $3,425
          Amortization of pre-fresh start basis differences -- properties
          and notes ..............................................................         102        1,005          484
          Depreciation ...........................................................         650        1,066          968
          Compensation expense ...................................................       3,552          152           --
          Property sales .........................................................      (1,273)     (10,822)     (10,825)
          Note settlement ........................................................          --        1,104           --
          Other ..................................................................       3,101       (1,534)      (1,912)
                                                                                       -------      -------      -------
                    Total ........................................................     $10,273      $(5,073)     $(7,860)
                                                                                       =======      =======      =======


       The following is a reconciliation of the statutory Federal tax rate to the Company's effective income tax rate:

                                                                            1997     1998      1999
                                                                            ----     ----      ----
          Statutory Federal tax rate .................................      35.0%    35.0%     35.0%
          State income taxes, net of
                Federal tax benefit ..................................       3.3%     5.1%      5.1%
          Other, net .................................................      10.6%    (2.2)%    (1.1)%
                                                                            ----     ----      ----
                    Effective income tax rate ........................      48.9%    37.9%     39.0%
                                                                            ====     ====      ====

       At December 31, 1999, the Company had available federal net operating loss carryforwards related to PMI of approximately $61.1 million which will expire in 2006. This amount is subject to an annual utilization limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.

       In accordance with SAS 109, the Company has not recognized the future tax benefits associated with the net operating loss carry forwards or with other temporary differences. Accordingly, the Company has provided a valuation allowance of approximately $21.4 million against the deferred tax asset as of December 31, 1999. To the extent any available carryforwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the years ended December 31, 1997, 1998 and 1999, the Company recognized $4.1 million, $4.0 million and $3.4 million, respectively, of such benefits as a contribution to stockholders' equity.

       Additionally, the Company recognized $102,000, $1.0 million and $484,000 as a contribution to stockholders' equity for the years ended December 31, 1997, 1998 and 1999, respectively, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 1998 and 1999.

NOTE 9 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

    COMMON STOCK

       During 1999, the Company repurchased approximately 5.8 million shares of its common stock at an average price of $9.34 per share. In October 1999, the Company's Board of Directors approved the repurchase of an additional $100.0 million of its stock. Under this plan through March 20, 2000, the Company repurchased $9.9 million of its common stock ($3.0 million on 1999 and $6.9 million in 2000).

    STOCK OPTIONS

       The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. At December 31, 1999, a total of 4.0 million options were outstanding under various plans with another 2.9 million options available to be issued.

       On October 14, 1998, the Board of Directors granted options to purchase 1,750,000 shares to the Company's president and CEO at $5.91 per share, which approximated market value at the date of grant. These options vest ratably over a 5 year period with respect to 1,000,000 of the options. The additional 750,000 options vest as certain performance criteria are met or, if the criteria are not met, the options vest eight years after the original grant date.

       Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period and expire ten years from the date of grant. During 1998 and 1999, respectively, options to purchase 2,653,000 and 544,000 shares of common stock were granted under this plan.

       Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. Options to purchase 190,000 shares of common stock were granted under this plan in 1998.

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

       Under the Company's 1992 Stock Option and Performance Incentive Plans, options to purchase 40,000 shares of common stock were outstanding at December 31, 1999. The options were granted at prices which approximate fair market value at the date of grant ranging from $7.25 to $9.88 and expire from 2001 to 2002.

       During 1998, the Company repriced certain outstanding options. Approximately 290,000 options issued pursuant to the non-employee director plans were repriced, as were options to purchase approximately 868,000 shares which had been issued under the various employee stock option plans. These options were repriced to allow exercise at a price of $10.00 per share, an amount in excess of the fair market value of the Company's stock at the date of repricing. The options had originally had exercise prices of between $11.13 per share and $20.16 per share.

       Effective January 1, 1996, the Company adopted the provisions of SFAS 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not significant. Had the fair value method of accounting been applied to the Company's stock plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $3.2 million, or $.07 per share in 1997, $6.5 million, or $.12 per share in 1998 and $2.9 million, or $.06 per share in 1999. This pro forma impact only takes into account options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The weighted average fair value of options granted during 1997, 1998 and 1999 was $7.02, $3.49 and $5.92, respectively.

       The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $18.57 in 1997, $8.49 in 1998 and $11.25 in 1999 and the following weighted average assumptions: risk-free interest rate of 6.21% in 1997, 4.72% in

1998, and 6.23% in 1999, volatility of 30.8% for 1997, 40.4% in 1998, and 42.3%
in 1999, and dividend yield of 0.0% for 1997, 1998 and 1999.

       The following is a summary of the stock options outstanding:

                                                                                      NUMBER        OPTION PRICE
                                                                                   OF SHARES           PER SHARE
                                                                                   ---------           ---------
                   Outstanding at December 31, 1996 ............................   2,576,000
                       Granted .................................................     998,000       $13.78-$20.16
                       Exercised ...............................................    (579,000)       $2.71-$16.63
                       Canceled ................................................    (119,000)       $7.63-$19.09
                                                                                    --------
                   Outstanding at December 31, 1997 ............................   2,876,000
                       Granted .................................................   4,403,000        $4.72-$18.44
                       Exercised ...............................................    (146,000)       $3.63-$18.94
                       Canceled ................................................  (1,765,000)       $4.72-$19.09
                                                                                  ----------
                   Outstanding at December 31, 1998 ............................   5,368,000
                       Granted .................................................     544,000       $11.25-$11.25
                       Exercised ...............................................    (545,000)       $3.20-$10.00
                       Canceled ................................................  (1,375,000)       $3.63-$20.16
                                                                                  ----------
                   Outstanding at December 31, 1999 ............................   3,992,000        $4.72-$13.78
                                                                                   =========
                   Exercisable at December 31, 1999 ............................   1,413,000        $4.72-$13.78
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

NOTE 10 -- EARNINGS PER SHARE

                                                                       FOR THE YEAR ENDED, DECEMBER 31, 1997
                                                                       -------------------------------------
                                                                                                  PER-SHARE
                                                                                                  ---------
                                                                       INCOME         SHARES         AMOUNT
                                                                       ------         ------         ------
          Basic Earnings per Share

          Net income .........................................        $25,931         46,755           $.56
                                                                                                       ====
          Diluted Earnings per Share

          Options and warrants issued ........................             --          1,545

          Conversion of debt .................................             --             --
                                                                      -------         ------
          Net income plus assumed conversions ................        $25,931         48,300           $.54
                                                                      =======         ======           ====

                                                                       FOR THE YEAR ENDED, DECEMBER 31, 1998
                                                                       -------------------------------------
                                                                                                  PER-SHARE
                                                                                                  ---------
                                                                       INCOME         SHARES         AMOUNT
                                                                       ------         ------         ------
          Basic Earnings per Share

          Net income .........................................        $53,847         51,749          $1.04
                                                                                                      =====

          Diluted Earnings per Share

          Options and warrants issued ........................             --            902

          Conversion of debt .................................          1,142          2,108
                                                                        -----          -----

          Net income plus assumed conversions ................        $54,989         54,759          $1.00
                                                                      =======         ======          =====

                                                                       FOR THE YEAR ENDED, DECEMBER 31, 1999
                                                                       -------------------------------------
                                                                                                  PER-SHARE
                                                                                                  ---------
                                                                       INCOME         SHARES         AMOUNT
                                                                       ------         ------         ------
          Basic Earnings per Share

          Net income .........................................        $34,882         50,966           $.68
                                                                                                       ====
          Diluted Earnings per Share

          Options and warrants issued ........................             --          1,028

          Net income plus assumed conversions ................        $34,882         51,994           $.67
                                                                      =======         ======           ====


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

NOTE 11 -- BUSINESS INTERRUPTION INSURANCE

       In July 1996, the Frenchman's Reef suffered damage when Hurricane Bertha struck the U.S. Virgin Islands. In March 1998, the Company settled its insurance claim with respect to Hurricane Bertha for $16.4 million. The Company received $2.5 million in 1997 and received the remaining portion, net of deductibles, in April 1998.

       The impact of the hurricanes caused operating profits to decline from prior year levels. In 1997 and 1998, the Company, in addition to recording the operating revenues and expenses of the Frenchman's Reef, recorded business interruption insurance revenue of $10.9 million and $4.0 million, respectively.

NOTE 12 -- VALUATION AND OTHER CHARGES

       Valuation and other charges in 1999 consist of a $29.1 million valuation allowance related to certain non-prototype HomeGate properties and the Frenchman's Reef hotel and $1.4 million for severance charges. Valuation and other charges in 1998 consist of a $10.0 million valuation allowance related to certain non-prototype HomeGate properties, charges of $4.0 million for costs associated with terminating hotel development projects under contract, $2.4 million for severance charges primarily related to the resignations of the Company's chief executive officer and chief operating officer and $1.0 million for hurricane damage at the Frenchman's Reef.

NOTE 13 -- OTHER INCOME, NET

       Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following as of December 31, 1997, 1998 and 1999 (in thousands):

                                                                                             DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  1997           1998           1999
                                                                                  ----           ----           ----
          Gains on sales of properties ...............................           $2,200         $1,060         $7,993

          Gains on settlements of notes receivable ...................               --         18,353             --

          Contract termination fee ...................................               --             --          4,000

          Loss on the sale of marketable securities ..................               --         (1,281)        (4,811)
                                                                                -------         ------         ------

                    Total                                                        $2,200        $18,132         $7,182
                                                                                =======        =======         ======

NOTE 14 -- OTHER COMPREHENSIVE INCOME

       For the twelve months ended December 31, 1999 and 1998, comprehensive income consisted of the following (in thousands):

                                                                         1998           1999
                                                                         ----           ----
          Net income .........................................        $53,847         $34,882

          Unrealized (loss) gain on marketable securities,
              (net of income taxes of $3,060 in 1998 and
                $1,338 in 1999) ..............................         (4,993)          2,299
                                                                      -------           -----

                    Total ....................................        $48,854         $37,181
                                                                      =======         =======


NOTE 15 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities approximate their reported carrying amounts.

                                                                        DECEMBER 31, 1998            DECEMBER 31, 1999
                                                                     -----------------------       ---------------------
                                                                     CARRYING           FAIR       CARRYING        FAIR
                                                                       AMOUNT          VALUE         AMOUNT       VALUE
                                                                       ------          -----         ------       -----
          Mortgage and notes receivable ......................       $ 14,688       $ 28,864       $ 11,750    $ 11,750

          Long-term debt .....................................        582,031        590,981        543,485     533,285

          Interest rate swap agreement .......................             --           (397)            --         388


       The fair value for mortgages and notes receivable is based on the valuation of the underlying collateral utilizing discounted cash flows and other methods applicable to the industry. Valuations for long-term debt are based on quoted market prices or current rates available to the Company for debt of the same maturities. The fair values of the interest rate swap agreement is based on the estimated amounts the Company would pay to terminate the agreement.

       The Company's mortgages and other notes receivable (See Note 4) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

NOTE 16 -- RELATED PARTY TRANSACTIONS

       The following summarizes significant financial information with respect to transactions with present officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                           DECEMBER 31,
                                                                           ------------
                                                                 1997             1998             1999
                                                                 ----             ----             ----
          Management and other fee income ....................    $144            $138             $136

The amounts above relate to two hotels managed by the Company for an entity controlled by the Company's Chairman and Chief Executive Officer.

NOTE 17 -- SUPPLEMENTAL CASH FLOW INFORMATION

       The following summarizes non-cash investing and financing activities for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                                                  DECEMBER 31,
                                                                                     ------------------------------------
                                                                                       1997           1998           1999
                                                                                       ----           ----           ----
   Hotels received in settlements of mortgage notes receivable ..............        $   --        $    --        $ 2,800

   Land received in settlements of mortgage notes receivable ................         3,094             --             --

   Marketable securities received in connection with the sale of hotels .....         8,697         13,841             --


       Cash paid for interest was $36.7 million, $48.5 million and $51.5 million for the years ended December 31, 1997, 1998 and 1999, respectively.

       Cash paid for income taxes was $14.4 million, $17.7 million and $31.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 18 -- GEOGRAPHIC AND BUSINESS INFORMATION

       The Company's hotels currently service three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand and the full-service segment under major national franchises. The Company's 99 AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 30 states throughout the United States. The 66 Wellesley Inn & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites has between 100 to 140 rooms and suites and includes amenities such as pool facilities, complimentary continental breakfast, remote control television and facsimile services. Certain of the larger Wellesley Inn & Suites have fully equipped kitchens, upscale furnishings and separation between cooking, living and sleeping areas. The Company also operates 28 upscale full-service hotels with food service and banquet facilities under franchise agreements with national hotel brands. The Company's full-service hotels are primarily located in the northeastern region of the United States. On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. The conversion changed the customer base from extended-stay to transient. In March 2000, the Company sold the remaining five HomeGate hotels and all its rights to the HomeGate brand name. The Company no longer operates in the extended-stay segment. As a result, segment information for prior periods has been restated to conform to this change.

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

       The following table presents revenues and other financial information by business segment for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                     ---------------------------------------------------------------------------
                                                                            LIMITED               FULL
                                                     ALL-SUITES             SERVICE              SERVICE            CONSOLIDATED
                                                     ----------             -------              -------            ------------
Revenues ...................................           $238,656            $105,437             $188,653                $532,746

Hotel EBITDA ...............................             87,714              41,925               41,200                 170,839

Depreciation and
  amortization .............................             20,876              13,898               10,125                  44,899

Capital expenditures .......................             50,750              39,270               10,506                 100,526

Total Assets ...............................            590,579             429,395              196,123               1,216,097

                                                     ---------------------------------------------------------------------------
                                                                            LIMITED               FULL
                                                     ALL-SUITES             SERVICE              SERVICE            CONSOLIDATED
                                                     ----------             -------              -------            ------------
Revenues ...................................           $191,690             $76,716             $178,973                $447,379

Hotel EBITDA ...............................             71,658              31,225               39,111                 141,994

Depreciation and
  amortization .............................             20,967               8,865               11,992                  41,824

Capital expenditures .......................            224,282             178,219               18,489                 420,990

Total Assets ...............................            554,253             367,971              228,385               1,150,609

                                                     ---------------------------------------------------------------------------
                                                                            LIMITED               FULL
                                                     ALL-SUITES             SERVICE              SERVICE            CONSOLIDATED
                                                     ----------             -------              -------            ------------
Revenues ...................................           $113,412             $58,857             $141,966                $314,235

Hotel EBITDA ...............................             52,377              26,891               53,861                 133,129

Depreciation and
  amortization .............................             15,289               5,653               12,122                  33,064

Capital expenditures .......................            265,956              39,525               68,664                 374,145

Total Assets ...............................            431,673             275,073              286,487                 993,233

NOTE 19 -- MERGER

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

       For the year ended December 31, 1997, merger expenses consisted of the following (in thousands):

Cost of terminating the management agreement . . . . . . . . . . . .   $12,000
Transaction related costs  . . . . . . . . . . . . . . . . . . . . .     5,168
Transition costs . . . . . . . . . . . . . . . . . . . . . . . . . .     1,387
                                                                       -------
            Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $18,555
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

       In November 1999, the Company converted 38 of its 43 extended-stay Homegate hotels into its limited-service Wellesley Inn & Suites brand.

NOTE 20 -- SUBSEQUENT EVENTS

       In February 2000, five non-prototype Homegate hotels and the Company's rights to the HomeGate brand name, were sold for approximately $17.7 million, including the assumption of debt by the purchaser, of approximately $17.4 million related to these properties. During 1998, the Company recorded an impairment loss in the amount of $10.0 million relating to five non-prototype HomeGate properties as future undiscounted cash flows (before interest charges) were less than the carrying amount. Such loss provision is included in valuation and other charges in the accompanying financial statements (See Note 12). In 1999, the Company classified the aforementioned HomeGate properties as held for sale and recognized an additional impairment loss of approximately $7.1 million. During 1999, these properties generated net losses, before income tax benefits, of approximately $370,000, which are included in the accompanying financial statements.

       The Company also reclassified its Frenchman's Reef hotel in St. Thomas, U.S.V.I. (Frenchman's Reef) as held for sale in 1999. For the year ended December 31, 1999, the Company recognized a valuation loss of $22.0 million which reduced the property's carrying value to approximately $71.1 million. In March 2000, the Frenchman's Reef was sold. The carrying amount at December 31, 1999 reflected the selling price less closing costs. The net proceeds of this transaction were used to repay $40.0 million of first mortgage debt and the remainder will be used for the repayment of debt and the repurchase of the Company's common stock. For the year ended December 31, 1999, this hotel generated income, before income taxes, of approximately $3.2 million, which is included in the accompanying financial statements.


        On March 16, 2000, the Company signed an agreement with Sholodge, Inc. ("Sholodge") to acquire its leasehold interests in 27 Sumner Suites hotels for net consideration of $2.0 million. Pursuant to the agreement, the Company will convert these hotels to its AmeriSuites brand and will operate the hotels under lease agreements with Hospitality Properties Trust ("HPT") and Sholodge. The Company will also purchase two land sites from Sholodge to develop two additional AmeriSuites hotels. The transaction is expected to close in mid-April and is subject to certain due diligence items and approval by HPT.

       Under the agreement, a subsidiary of Prime will assume Sholodge's interest in an existing lease for 20 hotels with HPT, subject to HPT's consent, and enter into new lease agreements on the seven remaining hotels. As part of the transaction, Prime will also purchase land from Sholodge in Mt. Laurel, NJ and in Sterling, VA, near Dulles Airport. An affiliate of Sholodge will then construct AmeriSuites hotels on these sites.

       The hotels are located in 12 states, primarily in the Southeast, Midwest and Southwest regions of the country. The hotels were all recently constructed by Sholodge, with an average age of 2.8 years. Sholodge has prior experience developing AmeriSuites hotels as 15 current AmeriSuites hotels were constructed by Sholodge. The Company will operate the hotels as Sumner Suites until the conversion process is complete.

       On March 17, 2000, the Company also sold its AmeriSuites hotel in Warrenville, IL for $10.8 million. The transaction generated a net gain of approximately $1.0 million and provides for the Company to receive franchise fees under a twenty-year franchise agreement.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME HOSPITALITY CORP.

                                     By:      /s/ A.F. Petrocelli
                                           -------------------------------------
                                           A.F. Petrocelli,
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

DATE: March 29, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

               Signature                                                       Title
-----------------------------------------             -------------------------------------------------------

         /s/ A.F. Petrocelli
-----------------------------------------
             A.F. Petrocelli                          Chairman of Board of Directors, President and Chief Executive Officer

         /s/ Douglas Vicari
-----------------------------------------
             Douglas Vicari                           Senior Vice President and Chief Financial Officer

        /s/ Lawrence Friedland
-----------------------------------------
            Lawrence Friedland                        Director

         /s/ Howard M. Lorber
-----------------------------------------
             Howard M. Lorber                         Director

          /s/ Herbert Lust, II
-----------------------------------------
              Herbert Lust, II                        Director

          /s/ Jack H. Nusbaum
-----------------------------------------
              Jack H. Nusbaum                         Director