Form 10-Q
period 2000-03-31
PRIME HOSPITALITY CORP
filed 2000-05-15
CIK 80293

FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (MARK ONE)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The registrant had 44,862,691 shares of common stock, $.01 par value outstanding, as of May 9, 2000.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER
                                                                          ------

Item 1.  Financial Statements

         Consolidated Balance Sheets
             December 31, 1999 and March 31, 2000........................... 1

         Consolidated Statements of Income
             Three Months Ended March 31, 1999 and March 31, 2000........... 2

         Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999 and March 31, 2000........... 3

         Notes to Interim Consolidated Financial Statements................. 4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................ 18

Item 6.  Exhibits and Reports on Form 8-K................................... 18

Signatures  ................................................................ 19

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                  December 31,        March 31,
                                                                                      1999              2000
                                                                                 --------------    --------------
                                     ASSETS                                                         (unaudited)
                                     ------
Current assets:
     Cash and cash equivalents ............................................      $        7,240   $       12,623
     Marketable securities available for sale..............................               8,262            5,217
     Accounts receivable, net of reserves..................................              21,379           25,114
     Current portion of mortgages and notes receivable.....................               1,920            1,918
     Other current assets..................................................              16,879           18,162
                                                                                 --------------    -------------
             Total current assets..........................................              55,680           63,034

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization......................           1,093,123        1,060,996
Properties held for sale...................................................             134,596           67,647
Mortgages and notes receivable, net of current portion.....................              11,750           12,337
Other assets...............................................................              33,630           32,142
                                                                                 --------------    -------------

             TOTAL ASSETS..................................................      $    1,328,779    $   1,236,156
                                                                                 ==============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:

     Current portion of debt...............................................      $        5,547    $       2,429
     Current portion of deferred income....................................              10,322           10,322
     Other current liabilities.............................................              61,225           62,607
                                                                                 --------------    -------------
             Total current liabilities.....................................              77,094           75,358

Long-term debt, net of current portion.....................................             543,485          453,353
Deferred income, net of current portion....................................              70,977           68,458
Other liabilities..........................................................               5,223            7,278
                                                                                 --------------    -------------

             Total liabilities.............................................             696,779          604,447

Commitments and contingencies..............................................              -----             -----

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued.........................              -----             -----
     Common stock, par value $.01 per share; 75,000,000 shares authorized;
         55,747,340 and 55,755,026 shares issued and outstanding at
         December 31, 1999 and March 31, 2000, respectively................                 557              557
     Capital in excess of par value........................................             519,834          520,641
     Retained earnings.....................................................             194,466          204,922
     Accumulated other comprehensive loss, net of taxes....................              (2,694)          (2,692)
     Treasury stock (7,263,578 shares at December 31, 1999
         and 8,690,978 shares at March 31, 2000)...........................             (80,163)         (91,719)
                                                                                 --------------    -------------
             Total stockholders' equity....................................             632,000          631,709
                                                                                 --------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................      $    1,328,779    $   1,236,156
                                                                                 ==============    =============

       See accompanying notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             Three Months Ended
                                                                                  March 31,

                                                                              1999         2000
                                                                            ---------    ---------
Revenues:
     Lodging...........................................................     $116,313     $121,025
     Food and beverage.................................................       13,225       13,107
     Management, franchise and other fees..............................        3,025        3,458
     Interest on mortgages and notes receivables.......................          737          301
                                                                            ---------    ---------
          Total revenues...............................................      133,300      137,891

Costs and expenses:
     Direct hotel operating expenses:
       Lodging.........................................................       28,388       31,184
       Food and beverage...............................................        9,442        9,250
       Selling and general.............................................       29,530       30,253
     Occupancy and other operating.....................................       17,897       18,587
     General and administrative........................................        8,186        8,146
     Depreciation and amortization.....................................       12,680       10,699
     Valuations and other charges......................................        2,500            -
                                                                            --------    ---------
          Total costs and expenses.....................................      108,623      108,119

Operating income.......................................................       24,677       29,772

Investment income......................................................          522          240
Interest expense.......................................................       (8,642)     (12,730)
Other income, net......................................................        2,321          353
                                                                            --------    ---------

Income before income taxes and cumulative effect of a change in
     accounting principle and extraordinary items......................       18,878       17,635
Provision for income taxes.............................................        7,362        6,878
                                                                            --------    ---------

Income before cumulative effect of a change in accounting principle
     and extraordinary items...........................................       11,516       10,757
Cumulative effect of a change in accounting principle (net of
     income taxes of $3,398)...........................................       (5,315)           -
                                                                            --------    ---------
Income before extraordinary items......................................        6,201       10,757
Extraordinary items - loss on discharge of indebtedness (net of
     income taxes of $193).............................................            -         (302)
                                                                            --------    ---------

Net income.............................................................     $  6,201     $ 10,455
                                                                            ========    =========

Earnings per common share:
Basic:
     Income before the cumulative effect of a change in
       accounting principle and extraordinary items....................     $   0.22    $    0.22
     Cumulative effect of a change in accounting principle.............        (0.10)           -
     Extraordinary items - loss on discharge of indebtedness...........            -            -
                                                                            --------    ---------

Net income per common share............................................     $   0.12    $    0.22
                                                                            ========    =========

Diluted:
     Income before the cumulative effect of a change in
       accounting principle and extraordinary items....................     $   0.22    $    0.22
     Cumulative effect of a change in accounting principle.............        (0.10)           -
     Extraordinary items - loss on discharge of indebtedness...........            -            -
                                                                            --------    ---------

Net income per common share                                                 $   0.12    $    0.22
                                                                            ========    =========

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                            1999              2000
                                                                                        -----------      ------------
Cash flows from operating activities:
     Net income...................................................................      $     6,201       $    10,455
     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization............................................           12,680            10,699
         Valuation adjustments on the properties held for sale....................            2,500                 -
         Amortization of deferred financing costs.................................              764               865
         Utilization of net operating loss carryforwards..........................              830               764
         Cumulative effect of accounting change...................................            8,713                 -
         Net loss (gain) on asset disposals.......................................            1,677              (353)
         Deferred income taxes....................................................              978               973
         Amortization of deferred gain                                                       (2,507)           (2,496)
         Increase (decrease) from changes in other operating assets and liabilities:
             Accounts receivable..................................................           (3,613)           (3,734)
             Other current assets.................................................              645              (348)
             Other liabilities....................................................              147             1,748
                                                                                        -----------      ------------

             Net cash provided by operating activities............................           29,015            18,573

Cash flows from investing activities:

     Net proceeds from mortgages and notes receivable.............................              190                95
     Disbursements for mortgages and notes receivable.............................                -              (356)
     Proceeds from sales of property, equipment and leasehold improvements........           26,650            81,496
     Construction of new hotels...................................................          (44,799)           (4,993)
     Purchases of property, equipment and leasehold improvements..................           (4,385)           (5,051)
     (Increase) decrease in restricted cash.......................................            5,187                 -
     Proceeds from sales of marketable securities.................................            7,725                 -
     Purchases of marketable securities...........................................           (1,652)                -
     Proceeds from former officer's life insurance................................            4,706                 -
     Other........................................................................              433                41
                                                                                        -----------      ------------

             Net cash (used in) provided by investing activities..................           (5,945)           71,232

Cash flows from financing activities:

     Net proceeds from issuance of debt...........................................            9,326            10,926
     Payments of debt.............................................................           (1,409)          (83,834)
     Proceeds from the exercise of stock options and warrant......................              233                42
     Treasury stock purchases.....................................................          (25,798)          (11,556)
                                                                                        -----------      ------------

             Net cash used in financing activities................................          (17,648)          (84,422)
                                                                                        -----------      ------------

     Net increase in cash and cash equivalents....................................            5,422             5,383

     Cash and cash equivalents at beginning of period.............................           12,534             7,240
                                                                                        -----------      ------------

     Cash and cash equivalents at end of period...................................      $    17,956      $     12,623
                                                                                        ===========      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON-CASH ACTIVITIES:
                                                                                        -----------      ------------

     Hotels sold in exchange for assumption of debt...............................      $         -      $     17,364
                                                                                        ===========      ============


       SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 1999 and 2000 and cash flows for the three months ended March 31, 1999 and 2000.

         The consolidated financial statements for the three months ended March 31, 1999 and 2000 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1999. Certain reclassifications have been made to the March 31, 1999 consolidated financial statements to conform them to the March 31, 2000 presentation.

         The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACCOUNTING POLICIES

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

         In January 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The Company recorded a $5.3 million charge, net of taxes, for the cumulative effect of a change in accounting principle to write off any unamortized pre-opening costs that remained on the balance sheet at the date of adoption. Additionally, subsequent to the adoption of this new standard, all future pre-opening costs are expensed as incurred.

NOTE 3 - HOTEL DISPOSITIONS

         In February 2000, the Company's five remaining Homegate hotels and the Company's rights to the HomeGate brand name were sold for approximately $17.7 million, including the assumption of debt by the purchaser of approximately $17.4 million related to these properties.

         In March 2000, the Company sold its Frenchman's Reef hotel in St. Thomas, U.S.V.I. ("Frenchman's Reef") for $73.0 million. The Company utilitized $40.0 million of the proceeds to retire debt encumbering the hotel and the remainder was used for the repayment of other debt and the repurchase of the Company's common stock. Upon repayment of the debt associated with this hotel, the Company also expensed unamortized deferred financing costs of approximately $546,000 which is included in extraordinary items, net of income taxes, in the accompanying consolidated statements of income.

         In March 2000, the Company also sold an AmeriSuites hotel for $10.8 million. The transaction generated a net gain of approximately $1.1 million and provides for the Company to receive franchise fees under a twenty-year franchise agreement.

NOTE 4 - PENDING ACQUISITIONS

         In March 2000, the Company signed an agreement with Sholodge, Inc. ("Sholodge") to acquire its leasehold interests in 27 Sumner Suites hotels for net consideration of $2.0 million. Pursuant to the agreement, the Company will convert these hotels to its AmeriSuites brand and will operate the hotels under lease agreements with Hospitality Properties Trust ("HPT") and Sholodge. Sholodge has also agreed to finance and construct two additional AmeriSuites hotels on sites it already owns. The proposed transaction is subject to the completion of due diligence and the consent of HPT on 20 of the hotels.

NOTE 5 - DEBT

         During the quarter the Company retired $11.7 million of its $120 million First Mortgage Notes due 2006 ("First Mortgage Notes"). Included in the accompanying financial statements is an extraordinary gain on the discharge of indebtedness of approximately $51,000 related to this retirement.

NOTE 6 - EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was 52.3 million and 48.0 million for the three months ended March 31, 1999 and 2000, respectively.

         Diluted earnings per common share reflects adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share was 53.6 million and 48.6 million for the three months ended March 31, 1999 and 2000, respectively.

NOTE  7 - TREASURY STOCK

         Under its stock repurchase program, the Company purchased approximately
1.4 million shares of its common stock during the three months ended March 31, 2000 for $11.6 million and has repurchased an additional 2.3 million shares of its common stock from April 1, 2000 through May 15, 2000 for $17.8 million for a total average cost of $7.86 per share. The Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility"), allows for stock repurchases equal to 50% of net proceeds from asset sales with repurchases not to exceed $100.0 million. As of May 15, 2000, the Company has repurchased $32.1 million of its shares under this covenant and has $22.5 million of availability based on the proceeds from asset sales.

NOTE 8  - INTEREST EXPENSE

         The Company capitalizes interest related to borrowings used to finance hotel construction. Capitalized interest was approximately $5.4 million and $500,000 for the three months ended March 31, 1999 and 2000, respectively. Also included in interest expense is the amortization of deferred financing fees of $764,000 and $865,000 for the three months ended March 31, 1999 and 2000, respectively.

NOTE 9 - VALUATIONS AND OTHER CHARGES

         Valuations and other charges for the three months ended March 31, 1999 consisted of a $2.5 million valuation reserve related to certain non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1999, the Company reduced the carrying value of the assets to reflect the estimated fair value of the hotels and subsequently sold the assets by March 31, 2000.

NOTE  10 - OTHER INCOME, NET

         Other income, net, consists of income and losses from property transactions and other asset sales and retirements. For the three months ended March 31, 2000, other income, net consisted of $353,000 related to net gains on property transactions. For the three months ended March 31, 1999, other income, net consisted of net gains on property transactions of $3.1 million, losses on the sales of marketable securities of $4.8 million and income from a contract termination fee of $4.0 million.

NOTE  11 - COMPREHENSIVE INCOME

         For the three month period ended March 31, 1999 and 2000, comprehensive income consisted of the following (in thousands):

                                       THREE MONTHS ENDED MARCH 31,
                                    ---------------------------------

                                          1999            2000
                                      -----------     ----------

Net income                               $ 6,201         $10,455
Unrealized gain (loss) on
marketable securities, net of
income taxes                              (2,758)              2
                                      -----------     ----------
               Total                     $ 3,443         $10,457
                                      ===========     ==========

NOTE 12 - GEOGRAPHIC AND BUSINESS INFORMATION

         The Company's hotels currently service three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand and the full-service segment under major national franchises. The Company's 100 AmeriSuites are upscale hotels located in 30 states throughout the United States. The 66 Wellesley Inn & Suites ("Wellesley Inn") hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company's full-service hotels are primarily located in the northeastern region of the United States. On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. The conversion changed the customer base from extended-stay to transient. In March 2000, the Company sold the remaining five HomeGate hotels and its rights to the HomeGate brand name and no longer operates in the extended-stay segment. As a result, segment information for the prior period has been restated to conform to this change.

         The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA") generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company files a consolidated Federal income tax return and therefore taxes are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. The allocation of interest expense and taxes is not evaluated at the segment level and is not believed to be material to these consolidated statements.

      The following table presents revenues and other financial information by business segment for the three months ended March 31, 1999 and 2000 (in thousands):

THREE MONTHS ENDED MARCH 31, 1999   ALL-SUITES    LIMITED SERVICE  FULL SERVICE      CONSOLIDATED
---------------------------------   ----------    ---------------  ------------      ------------

Revenues (1). . . . . . . . . . .         $57,182         $26,573       $45,783          $129,538
Hotel EBITDA (2). . . . . . . . .          20,216          11,800         9,903            41,919
Depreciation and amortization. .            5,750           3,412         3,305            12,467
Capital expenditures. . . . . . .          27,853          19,262         1,808            48,923
Total Assets. . . . . . . . . . .         622,916         401,453       230,214         1,254,583

-------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000   ALL-SUITES    LIMITED SERVICE  FULL SERVICE      CONSOLIDATED
---------------------------------   ----------    ---------------  ------------      ------------

Revenues (1). . . . . . . . . . .         $57,857         $29,950       $46,325          $134,132
Hotel EBITDA (2). . . . . . . . .          20,256          12,284         9,959            42,499
Depreciation and amortization. .            4,946           3,251         2,233            10,430
Capital expenditures. . . . . . .           5,277           2,314         2,064             9,655
Total Assets. . . . . . . . . . .         579,732         412,536       122,899         1,115,167


(1))Revenues represent lodging and food & beverage related revenues, only.
(2))Hotel EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

NOTE  13  - SUBSEQUENT EVENTS

         Subsequent to the end of the first quarter of 2000, the Company sold two of its AmeriSuites hotels under separate sales agreements for $27.9 million, which is comprised of $25.2 million in cash and a $2.7 million note receivable. The transactions generated gains of approximately $5.7 million and provide for the Company to receive franchise fees under twenty-year franchise agreements. The Company will also retain management of one of the hotels.

         Subsequent to the end of the first quarter of 2000, the Company also sold five of its Wellesley Inn hotels under various sales agreements for $25.3 million. The Company received $24.3 million in cash and retained a $1.0 million, or 15%, equity interest in three of the hotels. The transactions generated gains of approximately $9.9 million and provide for the Company to receive franchise fees under twenty-year franchise agreements. The Company will also retain management of three of the hotels.

         In April 2000, the Company sold a land parcel in Springettsbury, PA for $750,000. The transaction generated a gain of $610,000.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Prime Hospitality Corp. ("Prime" or "the Company") is an owner, operator, manager and franchisor of hotels, with 205 hotels in operation containing 27,067 rooms located in 32 states (the "Portfolio") as of May 15, 2000. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites (R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of May 15, 2000, the Company owned and operated 142 hotels (the "Owned Hotels"), operated 28 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 21 hotels for third parties (the "Managed Hotels"), and franchised 14 hotels which it does not operate (the "Franchised Hotels"). Included in the Portfolio are 34 AmeriSuites and 5 Wellesley Inn & Suites hotels owned by third parties, operated pursuant to franchise agreements, 25 of which are operated by Prime under lease or management agreements. Prime's portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

         The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands primarily through franchising. The Company currently has 100 AmeriSuites and 66 Wellesley Inn & Suites in operation. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. In addition to the current 34 franchised AmeriSuites and 5 franchised Wellesley Inn & Suites, the Company currently has 56 executed franchise agreements for new AmeriSuites to be built. In 2000, the first three franchisee constructed AmeriSuites were opened. All other franchise agreements related to opened hotels were generated pursuant to asset sales.

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

         For the three months ended March 31, 2000, earnings before asset transactions and other charges decreased from $11.6 million for the three month period in 1999 to $10.5 million for the same period in 2000. The results were impacted by the effect of hotel divestitures and capitalized interest, which was $4.9 million less during the period than the same period in 1999, due to the lower levels of construction activity in 2000.

         The Company's EBITDA increased by $614,000, or 1.5%, from $39.9 million for the three months ended March 31, 1999 as compared to $40.5 million for the three months ended March 31, 2000. Hotel EBITDA for the three-month period increased by $600,000, or 1.3%, from $41.9 million in 1999 to $42.5 million in 2000. Excluding the impact of hotels divested in the past year, revenues rose by 9.7% and EBITDA grew by 10.8%. EBITDA represents earnings before extraordinary items, interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to the operations of Owned Hotels. The Company's hotels operate in three segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand; the upscale full-service segment, under major national franchises; and the mid-price limited-service segment, primarily under the Company's proprietary Wellesley Inn & Suites brand. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands) for the three months ended March 31, 1999 and 2000:

                                                Three Months Ended                    Three Months Ended
                                                  March 31, 1999                        March 31, 2000
                                        ------------------------------------    --------------------------------
                                             $ Amount            % OF TOTAL         $ Amount         % OF TOTAL
                                        ----------------     ---------------    --------------    --------------
ALL-SUITES                              $        20,216               48.3%     $      20,256             47.7%
LIMITED-SERVICE                                  11,800               28.1%            12,284             28.9%
FULL-SERVICE                                      9,903               23.6%             9,959             23.4%
                                        ---------------      ---------------    --------------    --------------
         TOTAL                          $        41,919              100.0%     $      42,499            100.0%
                                        ================     ===============    ==============    ==============

         Hotel EBITDA reflects the growth of the Company's proprietary brands. The Company expects the relative contribution from its proprietary brands to continue to increase.

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

         Forward-looking statements include the information about Prime's possible or assumed future results of operations and statements preceded by, followed by or that include the words "believe," "except," "anticipate," "intend," "plan," "estimate," or similar expressions, or the negative thereof. Actual results may differ materially from those expressed in these forward-looking statements. Readers of this Form 10-Q are cautioned not to unduly rely on any forward-looking statements.

         The following important factors, in addition to those discussed elsewhere in this Form 10-Q or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company's business segments in areas such as access, location, quality or accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of national and regional economic conditions that will affect, among other things, demand for products and services at the Company's hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in the Company's filings with the SEC.

         Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Prime will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $4.7 million, or 4.1%, for the three months ended March 31, 2000, as compared to the same period in 1999. Lodging revenues for the three months ended March 31, 2000 increased due to incremental revenues of $5.3 million from new hotels and higher revenues for comparable Owned Hotels, which increased by $3.0 million, or 4.7%. Revenues associated with hotels sold subsequent to March 31, 1999 offset these increases.

         The following table sets forth hotel operating data for the 101 comparable Owned Hotels for the three months ended March 31, 2000 as compared to the same period in 1999, by product type:

                          Three Months Ended March 31,
                          ----------------------------
                              1999          2000              %Change
                              ----          ----              -------
AmeriSuites
-----------
               Occupancy         62.6%          66.2%
                     ADR        $83.56         $82.21
                  REVPAR        $52.28         $54.45            4.2%
Full-Service
------------
               Occupancy         59.1%          62.1%
                     ADR       $102.92        $104.48
                  REVPAR        $60.78         $64.89            6.8%
Wellesley Inn
-------------
               Occupancy         72.5%          70.4%
                     ADR        $68.53         $69.97
                  REVPAR        $49.65         $49.29           (0.7)%
Total
-----
               Occupancy         63.9%          66.2%
                     ADR        $83.14         $83.21
                  REVPAR        $53.10         $55.09            3.8%


         The improvements in REVPAR at comparable Owned Hotels were generated primarily by higher occupancy percentages, which rose by approximately 3.7%, for the three-month period, while ADR remained relatively stable for the three-month period. The REVPAR increases reflect the growing recognition of the AmeriSuites brand and favorable industry trends in the Northeast where the full-service hotels are located. The Wellesley Inn REVPAR change is due to decreased travel in Florida attributed to Y2K concerns.

         The Company's 38 Wellesley Inn & Suites, which were converted from the HomeGate brand and are classified as non-comparable, achieved a 58.8% occupancy rate and a $60.15 ADR for the three months ended March 31, 2000, which reflects a 25% increase from the fourth quarter of 1999, the period in which the conversion occurred.

         Food and beverage revenues for the three months ended March 31, 2000 decreased by $118,000, or .9%, as compared to the same period in the prior year due to decreased revenues at the Frenchman's Reef Marriott hotel, which was sold on March 15, 2000. Food and beverage revenues at comparable hotels were up $442,000, or 7.8%, to $6.1 million for the three months ended March 31, 2000 as compared to $5.7 million for the same period in 1999, primarily due to increased banquet business.

         Management, franchise and other fees consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, sales commissions earned by the Company's national sales group and rental income. Management, franchise and other fees increased by $433,000, or 14.3%, for the three months ended March 31, 2000 as compared to the same period in 1999 due to additional Managed and Franchised Hotels.

         Interest on mortgages and notes receivable primarily relates to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $436,000 for the three months ended March 31, 2000 as compared to the same period in 1999, due to the settlement of various cash flow notes during 1999.

         Direct lodging expenses increased by $2.8 million, or 9.8%, for the three months ended March 31, 2000, as compared to the same period in 1999, due primarily to the addition of new hotels. Direct lodging expenses, as a percentage of lodging revenue, increased from 24.4% to 25.8% for the three-month period. The increase was primarily due to higher travel agent commissions and hotel payroll costs, particularly at the staff level.

         Direct food and beverage expenses for the three months ended March 31, 2000 decreased by approximately $192,000, or 2.0%, as compared to the same period in 1999, due primarily to the sale of the Frenchman's Reef. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 71.4% to 70.6% for the three-month period. The decrease was attributed to higher margins associated with increased banquet business.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels, which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses increased by $723,000, or 2.4%, for the three months ended March 31, 2000, as compared to the same period in 1999, due primarily to the addition of new hotels. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased slightly from 22.8% to 22.6% for the three-month period.

    Occupancy and other operating expenses consist primarily of property insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses for the three months ended March 31, 2000 increased by $690,000 or 3.9%, as compared to the same period in 1999, due the addition of new hotels. Occupancy and other operating expenses as a percentage of hotel revenues increased slightly from 13.8% to 13.9% for the three-month period due to rent expense associated with the Leased Hotels.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the Owned, Leased and Managed Hotels and general corporate expenses. General and administrative expenses decreased by $40,000, or 0.5%, for the three months ended March 31, 2000 as compared to the same period in 1999, primarily due to a restructuring of the Company's corporate and regional hotel operations, offset by increased advertising and other costs associated with the Company's franchising efforts. As a percentage of total revenues, general and administrative expenses decreased from 6.1% to 5.9% for the three-month period.

         Depreciation and amortization expense decreased by $2.0 million, or 15.6%, for the three months ended March 31, 2000 as compared to the same period in 1999 due to the disposal of several properties.

         Valuations and other charges for the three months ended March 31, 1999 consisted of a $2.5 million valuation reserve related to certain non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reduced the carrying value of the assets to reflect current market conditions and subsequently sold the assets during the three months ended March 31, 2000. There were no similar charges in 2000.

         Investment income decreased by $282,000, or 54.0%, for the three months ended March 31, 2000 as compared to the same period in 1999, due to an overall decrease in the Company's weighted average cash balances.

         Interest expense increased by $4.1 million, or 47.3%, for the three months ended March 31, 2000 as compared to the same period in 1999, primarily due to a reduction in the amount of interest capitalized. Capitalized interest decreased from $5.4 million to $500,000 for the three-month period ended March 31, 1999 and 2000, respectively, due to the lower levels of construction activity in 2000.

         Other income, net consists of income and losses from property transactions and other asset sales and retirements. For the three months ended March 31, 2000, other income, net consisted of $353,000 related to net gains on property transactions. For the three months ended March 31, 1999, other income, net consisted of net gains on property transactions of $3.1 million, losses on the sales of marketable securities of $4.8 million and income from a contract termination fee of $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash, cash equivalents and current marketable securities of $17.8 million. In addition, at March 31, 2000, the Company had $71.9 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the three months ended March 31, 2000 were net proceeds from the sales of hotels, of $81.5 million, borrowings of $10.9 million and cash flow from operations of $18.6 million. The Company's principal uses of cash during the period were capital expenditures of $10.0 million, repurchases of its common stock totaling $11.6 million and $83.8 million of debt repayments, primarily related to the Revolving Credit Facility and the retirement of debt related to the Frenchman's Reef.

         For the three months ended March 31, 1999 and 2000, cash flow from operations was positively impacted by the utilization of net operating loss carry forwards ("NOLs") of $830,000 and $764,000, respectively. At March 31, 2000, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc., of approximately $59.0 million, which are subject to annual utilization limitations and will expire in 2006.

SOURCES OF CAPITAL. The Company has undertaken a strategic initiative to dispose of certain hotel real estate while retaining the franchise rights and to invest the proceeds in the growth of its proprietary brands, the repurchase of the Company's common stock or the reduction of debt.

         During the quarter, the Company sold the Frenchman's Reef hotel for $73.0 million, the remaining five HomeGate hotels and all rights to the HomeGate brand name for $17.7 million and one AmeriSuites for $10.8 million.

         Subsequent to March 31, 2000, the Company sold two AmeriSuites for $27.9 million and five Wellesley Inn and Suites for $25.3 million.

         The Company has a $200.0 million Revolving Credit Facility, which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and to $125.0 million in December 2001. Borrowings under the facility are secured by first liens on certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. During the quarter, the Company had borrowings of $11.0 million related to this facility. At March 31, 2000, the Company had outstanding borrowings of $102.0 million under the facility with further availability of $71.9 million.

         The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. In October 1999, the Revolving Credit Facility was amended to allow an additional $100.0 million of share repurchases to be funded by 50% of the proceeds from asset sales. In April 2000, the Revolving Credit Facility was amended to allow for additional retirements of other debt owed by the Company.

USES OF CAPITAL. The Company utilized the proceeds from asset sales, along with its cash flow from operations, to reduce its debt balance by $93.2 million to $455.8 million as of March 31, 2000. The reduction of debt was primarily comprised of the payment or transfer of $57.4 million of mortgage debt on assets sold, the reduction in outstanding Revolving Credit Facility debt of $23.0 million and the retirement of $11.7 million of the Company's $120 million First Mortgage Notes due 2006 ("First Mortgage Notes").

         The Company also purchased approximately 1.4 million shares of its common stock during the three months ended March 31, 2000 for $11.6 million and has repurchased an additional 2.3 million of its common stock from April 1, 2000 to May 15, 2000 for $17.8 million at a total average cost of $7.86 per share. The purchases of these additional shares are limited to 50% of the proceeds from asset sales. As of May 15, 2000, the Company has repurchased $32.1 million of its shares under this covenant and has $22.5 million of availability based on the proceeds from asset sales.

         The Company intends to continue the growth of its brands primarily through franchising and therefore, its corporate development will be limited. The Company spent $5.0 million during the quarter ended March 31, 2000 on development spending and plans to spend an additional $30.0 million on these and other new AmeriSuites during 2000. In addition, during the quarter, the Company spent approximately $5.1 million on capital improvements at its Owned Hotels and expects to spend an additional $15.0 million on its Owned Hotels during the remainder of the year. This spending will include the conversion of three limited-service hotels to Wellesley Inn & Suites. The Company plans to fund its corporate development and capital improvements with internally generated cash flow.

         In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of March 31, 2000, the Company had advances of approximately $213.0 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

YEAR 2000 READINESS. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.0 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000, and will work to promptly address any latent Year 2000 matters that may arise.

PART II. OTHER INFORMATION

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit 10.1 Fourth Amendment to Senior Secured Revolving Credit Agreement, Dated April 5, 2000, among Prime Hospitality Corp., Societe Generale Southwest Agency, as Documentation Agent, Credit Lyonnais New York Bank, as Syndication Agent and Bankers Trust Company as Agent for Lenders.

         Exhibit 11    Computation of Earnings Per Share

         Exhibit 27    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PRIME HOSPITALITY CORP.



    Date: May 15, 2000                 By:      /S/ A.F. PETROCELLI
                                                -------------------
                                                A. F. Petrocelli
                                                President and Chief Executive
                                                Officer


    Date: May 15, 2000                 By:      /S/ DOUGLAS VICARI
                                                ------------------
                                                Douglas Vicari
                                                Senior Vice President and Chief
                                                Financial Officer