Form 10-Q
period 2000-06-30
PRIME HOSPITALITY CORP
filed 2000-08-14
CIK 80293

FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (MARK ONE)
               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

                                 (973) 882-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No
   ----    ----

The registrant had 45,097,305 shares of common stock, $.01 par value outstanding, as of August 9, 2000.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER

Item 1.   Financial Statements

          Consolidated Balance Sheets

              December 31, 1999 and June 30, 2000 ............................1

          Consolidated Statements of Income

              Three and Six Months Ended June 30, 1999 and June 30, 2000 .....2

          Consolidated Statements of Cash Flows

              Six Months Ended June 30, 1999 and June 30, 2000 ...............3

          Notes to Interim Consolidated Financial Statements..................4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations......................9

Item 3.   Quantitative and Qualitative

          Disclosures About Market Risk......................................17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................18

Item 2.  Changes in Securities and Use of Proceeds..........................18

Item 3.  Defaults upon Senior Securities....................................18

Item 4.  Submission of Matters to a Vote of Security Holders................18

Item 5.  Other Information..................................................19

Item 6.  Exhibits and Reports on Form 8-K...................................19

Signatures .................................................................20

                                       PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               December 31,                 June 30,
                                                                                  1999                       2000
                                                                        --------------------      ---------------------
                                ASSETS                                                                   (Unaudited)
                                ------
Current assets:
     Cash and cash equivalents .......................................               $7,240                    $27,045
     Marketable securities available for sale ........................                8,262                      4,831
     Accounts receivable, net of reserves ............................               21,379                     28,278
     Current portion of mortgages and
         notes receivable ............................................                1,920                      4,285
     Other current assets ............................................               16,879                     16,622
                                                                        --------------------      ---------------------
            Total current assets .....................................               55,680                     81,061

Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization ................            1,093,123                  1,035,573
Properties held for sale .............................................              134,596                     38,318
Mortgages and notes receivable, net of
     current portion .................................................               11,750                     12,228
Other assets .........................................................               33,630                     32,701
                                                                        --------------------      ---------------------
            TOTAL ASSETS .............................................           $1,328,779                 $1,199,881
                                                                        ====================      =====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt .........................................               $5,547                     $2,021
     Current portion of deferred income ..............................               10,322                     12,769
     Other current liabilities .......................................               61,225                     68,224
                                                                        --------------------      ---------------------
            Total current liabilities ................................               77,094                     83,014

Long-term debt, net of current portion ...............................              543,485                    403,818
Other liabilities ....................................................                5,223                      7,087
Deferred income ......................................................               70,977                     66,849
                                                                        --------------------      ---------------------

            Total liabilities ........................................              696,779                    560,768

Commitments and contingencies                                                         -----                      -----

Stockholders' equity:
     Preferred stock, par value $.10 per share;
         20,000,000 shares authorized; none issued ...................                -----                      -----
     Common stock, par value $.01 per share;
         75,000,000 shares authorized; 55,757,340 and 55,792,218 shares issued and outstanding at December 31, 1999 and June 30, 2000,
         respectively ................................................                  557                        558
     Capital in excess of par value ..................................              519,834                    521,638
     Retained earnings ...............................................              194,466                    229,319
     Accumulated other comprehensive loss,
         net of taxes ................................................               (2,694)                    (2,927)
     Treasury stock (7,263,578 shares at December 31, 1999
         and 10,972,478 shares at June 30, 2000) .....................              (80,163)                  (109,475)
                                                                        --------------------      ---------------------
            Total stockholders' equity ...............................              632,000                    639,113
                                                                        --------------------      ---------------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............           $1,328,779                 $1,199,881
                                                                        ====================      =====================

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                        1999           2000            1999          2000
                                                                     ------------  -------------    ------------  ------------
Revenues:
     Lodging ......................................................     $125,450       $121,860        $241,763      $242,885
     Food and beverage ............................................       15,761         11,864          28,986        24,971
     Management, franchise and other fees .........................        4,081          6,611           7,106        10,069
     Interest on mortgages and
        notes receivable ..........................................          729            306           1,465           607
                                                                     ------------  -------------    ------------  ------------
            Total revenues ........................................      146,021        140,641         279,320       278,532

Costs and expenses:
     Direct hotel operating expenses:
        Lodging ...................................................       31,172         30,884          59,560        62,068
        Food and beverage .........................................       10,556          8,147          19,998        17,397
        Selling and general .......................................       28,559         25,630          58,088        55,883
     Occupancy and other operating ................................       18,653         19,026          36,550        37,613
     General and administrative ...................................        7,353          9,120          15,540        17,266
     Depreciation and amortization ................................       12,224         11,083          24,904        21,781
     Other charges ................................................        1,411             --           3,911            --
                                                                     ------------  -------------    ------------  ------------
            Total costs and expenses ..............................      109,928        103,890         218,551       212,008

Operating income ..................................................       36,093         36,751          60,769        66,524

Investment income .................................................          198            325             721           565
Interest expense ..................................................      (10,741)       (10,562)        (19,383)      (23,292)
Other income ......................................................        1,112         13,481           3,434        13,833
                                                                     ------------  -------------    ------------  ------------

Income before income taxes
     and cumulative effect of a change in accounting principle ....       26,662         39,995          45,541        57,630
Provision for income taxes ........................................       10,398         15,598          17,761        22,476
                                                                     ------------  -------------    ------------  ------------

Income before the cumulative effect of a change in
     accounting principle .........................................       16,264         24,397          27,780        35,154
Cumulative effect of a change in
     accounting principle, net of taxes ...........................           --             --          (5,315)           --
Extraordinary items - loss on discharge
     of indebtedness ..............................................           --             --              --          (302)
                                                                     ------------  -------------    ------------  ------------
Net income . ......................................................     $ 16,264       $ 24,397        $ 22,465      $ 34,852
                                                                     ============  =============    ============  ============

Earnings per common share:
Basic:
     Income before the cumulative effect of a change in
        accounting principle ......................................     $   0.32       $   0.54        $   0.54      $   0.75
     Cumulative effect of a change in accounting principle ........           --             --           (0.10)           --
     Extraordinary items - loss on discharge
        of indebtedness ...........................................           --             --              --            --
                                                                     ------------  -------------    ------------  ------------
Net earnings. .....................................................     $   0.32       $   0.54        $   0.44      $   0.75
                                                                     ============  =============    ============  ============

Diluted:
     Income before the cumulative effect of a change in
        accounting principle ......................................     $   0.31       $   0.53        $   0.52      $   0.74
     Cumulative effect of a change in accounting principle ........           --             --           (0.10)           --
     Extraordinary items - loss on discharge
        of indebtedness ...........................................           --             --              --            --
                                                                     ------------  -------------    ------------  ------------
Net earnings ......................................................     $   0.31       $   0.53        $   0.42      $   0.74
                                                                     ============  =============    ============  ============

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                        PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                         SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                                      (IN THOUSANDS)

                                                                                            1999             2000
                                                                                        -------------     ------------
     Cash flows from operating activities:
         Net income ............................................................             $22,465          $34,852

         Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ......................................              24,904           21,781
            Extraordinary item - loss on discharge of indebtedness .............                  --              496
            Valuation adjustments ..............................................               2,500               --
            Amortization of deferred financing costs ...........................               1,553            1,699
            Utilization of net operating loss carryforwards ....................               1,660            1,529
            Cumulative effect from a change in accounting principle ............               8,713               --
            Net loss (gain) on asset disposals .................................                 564          (13,833)
            Deferred income taxes ..............................................               1,955            1,947
            Amortization of deferred gain ......................................              (5,014)          (4,992)
            Increase (decrease) from changes in other operating assets and liabilities:
                Accounts receivable ............................................              (6,116)          (6,898)
                Other current assets ...........................................               2,842              310
                Other liabilities ..............................................              (5,124)            (777)
                                                                                        -------------     ------------

                Net cash provided by operating activities ......................              50,902           36,114

     Cash flows from investing activities:

         Proceeds from mortgages and notes receivable ..........................                 364              184
         Disbursements for mortgages and notes receivable ......................                  --             (355)
         Proceeds from sales of property, equipment and leasehold improvements .              43,041          157,849
         Construction of new hotels ............................................             (65,586)         (11,271)
         Purchases of property, equipment and leasehold improvements ...........             (11,707)          (8,555)
         Decrease in restricted cash ...........................................               5,789               --
         Proceeds from sales of marketable securities ..........................               7,725               --
         Purchases of marketable securities ....................................              (1,652)              --
         Proceeds from officer's life insurance ................................               4,706               --
         Other .................................................................              (1,420)          (2,183)
                                                                                        -------------     ------------

                Net cash (used in) provided by investing activities ............             (18,740)         135,669

     Cash flows from financing activities:

         Net proceeds from issuance of debt ....................................              10,000           30,835
         Payments of debt ......................................................             (19,918)        (153,778)
         Proceeds from the exercise of stock options ...........................               3,137              276
         Treasury stock purchases ..............................................             (26,773)         (29,311)
                                                                                        -------------     ------------

                Net cash (used in) financing activities ........................             (33,554)        (151,978)
                                                                                        -------------     ------------

         Net (decrease) increase in cash and cash equivalents ..................              (1,392)          19,805

         Cash and cash equivalents at beginning of period ......................              12,534            7,240
                                                                                        -------------     ------------
         Cash and cash equivalents at end of period ............................             $11,142          $27,045
                                                                                        =============     ============


     SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON-CASH ACTIVITIES:

         Hotels sold in exchange for assumption of debt ........................                  --          $17,364
         Note receivable and equity interest received from the sale of hotels ..                  --           $3,348

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Interest paid .........................................................             $19,580          $24,323
         Income taxes paid .....................................................             $14,361          $13,698

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 1999 and 2000 and cash flows for the six months ended June 30, 1999 and 2000.

         The consolidated financial statements for the three and six months ended June 30, 1999 and 2000 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1999. Certain reclassifications have been made to the June 30, 1999 consolidated financial statements to conform them to the June 30, 2000 presentation.

         The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACCOUNTING POLICIES

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which extended the required date of adoption to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company expects the impact to be immaterial due to its limited derivative activity.

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

NOTE 3 - HOTEL DISPOSITIONS

         In February 2000, the Company's five remaining HomeGate hotels and the Company's rights to the HomeGate brand name were sold for approximately $17.7 million, including the assumption of debt by the purchaser of approximately $17.4 million related to these properties. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the six months ended June 30, 1999, the Company had reduced the carrying value of the assets by $2.5 million, to reflect the estimated fair value of the hotels.

         In March 2000, the Company sold its Frenchman's Reef hotel in St. Thomas, U.S.V.I. ("Frenchman's Reef") for $73.0 million. The Company utilized $40.0 million of the proceeds to retire debt encumbering the hotel and the remainder was used for the repayment of other debt and the repurchase of the Company's common stock. Upon repayment of the debt associated with this hotel, the Company also expensed unamortized deferred financing costs of approximately $546,000, which is included in extraordinary items, net of income taxes, in the accompanying consolidated financial statements.

         During the six months ended June 30, 2000, the Company sold four AmeriSuites hotels, for $46.6 million five Wellesley Inns for $25.5 million, one full-service hotel for $18.2 million and three land parcels for $3.2 million.

         The asset sales transactions generated net gains of approximately $13.8 million for the six months ended June 30, 2000, which are included other income, net in the accompanying consolidated financial statements. The Company also retained the franchise rights on the four AmeriSuites and five Wellesley Inn sales under 20 year franchise agreements. In addition, the Company entered into management agreements on one of the sold AmeriSuites and three of the sold Wellesley Inns.

NOTE 4 - DEBT

         During the six months ended June 30, 2000 the Company retired $15.2 million of its $120 million First Mortgage Notes due 2006 ("First Mortgage Notes"). Included in the accompanying consolidated financial statements is an extraordinary gain on the discharge of indebtedness of approximately $51,000 related to this retirement.

NOTE 5 - EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was 51.3 million and 45.1 million for the three months ended June 30, 1999 and 2000, respectively, and 51.8 million and 46.5 million for the six months ended June 30, 1999 and 2000, respectively.

         Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share was
53.0 million and 45.9 million for the three months ended June 30, 1999 and 2000, respectively, and 53.3 million and 47.2 million for the six months ended June 30, 1999 and 2000, respectively.

NOTE 6 - TREASURY STOCK

         Under its stock repurchase program, the Company purchased approximately
3.7 million shares of its common stock during the six months ended June 30, 2000 for $29.3 million for a total average cost of $7.90 per share. The Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility"), allows for stock repurchases equal to 50% of net proceeds from asset sales with repurchases not to exceed $100.0 million. As of August 10, 2000, the Company has repurchased $32.1 million of its shares under this covenant and has $24.8 million of availability based on the proceeds from asset sales.

NOTE 7  - INTEREST EXPENSE

         The Company capitalizes interest related to borrowings used to finance hotel construction. Capitalized interest was approximately $3.1 million and $559,000 for the three months ended June 30, 1999 and 2000, respectively, and $8.5 million and $1.0 million for the six months ended June 30, 1999 and 2000, respectively. Also included in interest expense is the amortization of deferred financing fees of $788,000 and $835,000 for the three months ended June 30, 1999 and 2000, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 1999 and 2000, respectively.

Note 8 - Comprehensive Income

         For the three and six months ended June 30, 1999 and 2000, comprehensive income consisted of the following (in thousands):

                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,

                                         1999        2000             1999        2000
                                      ----------- -----------      ------------ ----------
Net income                               $16,264     $24,397           $22,465    $34,852
Unrealized gain (loss) on
marketable securities available for
sale, net of  income taxes                   709       (235)           (2,049)      (233)
                                      ----------- -----------      ------------ ----------
               Total                     $16,973     $24,162           $20,416    $34,619
                                      =========== ===========      ============ ==========

Note 9 - Geographic and Business Information

         The Company's hotels currently service three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand; and the full-service segment under major national franchises. The Company's 101 AmeriSuites are upscale hotels located in 30 states throughout the United States. The 66 Wellesley Inn & Suites ("Wellesley Inn") hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company's full-service hotels are primarily located in the northeastern region of the United States. On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. The conversion changed the customer base from extended-stay to transient. In March 2000, the Company sold the remaining five HomeGate hotels and its rights to the HomeGate brand name and no longer operates in the extended-stay segment. As a result, segment information for the prior period has been restated to conform to this change.

         The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA") generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company files a consolidated Federal income tax return and therefore taxes are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. The allocation of interest expense and taxes is not evaluated at the segment level and is not believed to be material to these consolidated statements. The difference between segment data and consolidated financial information relates to corporate activity not specific to the Company's reportable segments.

         The following table presents revenues and other financial information for the owned hotels by business segment for the three and six months ended June 30, 1999 and 2000 (in thousands):

Three Months Ended June 30, 1999             All-suites       Limited-Service           Full-Service          Consolidated
--------------------------------             ----------       ---------------           ------------          ------------
Revenues (1).........................           $63,623               $26,580                $51,008              $141,211
Hotel EBITDA (2).....................            25,717                10,660                 14,130                50,507
Depreciation and amortization........             5,830                 3,394                  2,786                12,010
Capital expenditures.................            15,631                 8,302                  2,988                26,921
Total Assets.........................           643,402               429,841                216,221             1,289,464
-------------------------------------

Three Months Ended June 30, 2000             All-suites       Limited-Service           Full-Service          Consolidated
---------------------------------            ----------       ---------------           ------------          ------------

Revenues (1).........................           $61,499               $28,637                $43,588              $133,724
Hotel EBITDA (2).....................            22,961                11,598                 12,253                46,812
Depreciation and amortization........             5,215                 3,488                  2,126                10,829
Capital expenditures.................             5,788                 1,805                    963                 8,556
Total Assets.........................           548,899               393,681                119,885             1,062,465

Six Months Ended June 30, 1999               All-suites       Limited-Service           Full-Service          Consolidated
------------------------------               ----------       ---------------           ------------          ------------

Revenues (1).........................          $120,805               $53,153                $96,791              $270,749
Hotel EBITDA (2).....................            46,816                22,534                 25,658                95,008
Depreciation and amortization........            11,580                 6,806                  6,091                24,477
Capital expenditures.................            42,484                27,564                  4,796                74,844
Total Assets.........................           643,402               429,841                216,221             1,289,464
-------------------------------------

Six Months Ended June 30, 2000               All-suites       Limited-Service           Full-Service          Consolidated
-------------------------------              ----------       ---------------           ------------          ------------
Revenues (1).........................          $119,356               $58,587                $89,913              $267,856
Hotel EBITDA (2).....................            43,217                23,882                 22,212                89,311
Depreciation and amortization........            10,161                 6,739                  4,359                21,259
Capital expenditures.................            11,065                 4,119                  3,027                18,211
Total Assets.........................           548,899               393,681                119,885             1,062,465

((1))Revenues represent lodging and food & beverage related revenues, only. ((2))Hotel EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

NOTE  10  - SUBSEQUENT EVENTS

         In July 2000, the Company sold one Wellesley Inn hotel located in Orlando, FL for $3.3 million. In addition, the Company will receive franchise fees under a 20-year franchise agreement.

         In July 2000, the Company acquired the leasehold interests on 27 Sumner Suites hotels from Sholodge, Inc. ("Sholodge") with the intention of converting them to AmeriSuites. In addition, three additional AmeriSuites will be built, two of which will be funded by Sholodge and one by Prime. The hotels are located in 12 states primarily in the Southeast, Midwest and Southwest regions of the United States and have an average age of approximately three years. Prime will operate the hotels as Sumner Suites until the conversion date which is projected to be November 1. The transaction increases the AmeriSuites brand by 30% over its current level.

PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Prime Hospitality Corp. ("Prime" or "the Company") is an owner, operator, manager and franchisor of hotels, with 231 hotels in operation containing 29,879 rooms located in 33 states (the "Portfolio") as of August 10, 2000. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites (R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of August 10, 2000, the Company owned and operated 142 hotels (the "Owned Hotels"), operated 52 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 20 hotels for third parties (the "Managed Hotels"), and franchised 17 hotels which it does not operate (the "Franchised Hotels"). Included in the Portfolio are 36 AmeriSuites and six Wellesley Inn & Suites hotels owned by third parties, operated pursuant to franchise agreements, 25 of which are operated by Prime under lease or management agreements. Prime's portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

         The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands primarily through franchising. The Company currently has 101 AmeriSuites and 66 Wellesley Inn & Suites in operation. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. In addition to the current 36 franchised AmeriSuites and 6 franchised Wellesley Inn & Suites, the Company currently has 62 executed franchise agreements for new AmeriSuites to be built. In 2000, the first four franchisee constructed AmeriSuites were opened. All other franchise agreements related to opened hotels were generated pursuant to asset sales.

         Prime's strategy is also focused on growing the operating profits of its Portfolio. With over 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

         On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. In 2000, the Company sold the remaining five HomeGate hotels and the Company's rights to the HomeGate brand name. The conversion changed the hotels' customer base from extended-stay to transient. The Company believes this will enhance the value of its existing hotels, create efficiencies by adding critical mass to the chain and improve its franchising prospects for the Wellesley Inn & Suites brand. For the first six months of 2000, revenue per available room (REVPAR) increased by 4.4% over the comparable period of the prior year for the hotel.

         In July 2000, the Company acquired the leasehold interests on 27 Sumner Suites hotels from Sholodge, Inc. ("Sholodge") with the intention of converting them to AmeriSuites. In addition, three additional AmeriSuites will be built, two of which will be funded by Sholodge and one by Prime. The hotels are located in 12 states primarily in the Southeast, Midwest and Southwest regions of the United States and have an average age of approximately three years. Prime will operate the hotels as Sumner Suites until the conversion date which is projected to be November 1. The transaction increases the AmeriSuites brand by 30% over its current level.

         For the three months ended June 30, 2000, net income increased by 50.0% from $16.3 million in 1999 to $24.4 million for the same three-month period in 2000. These results were impacted by the effect of hotel divestitures, reserves and other charges and capitalized interest. Earnings before asset transactions and other charges for the three months ended June 30, 2000 grew by 49.7% over the same three-month period in the prior year to $24.4 million.

         The Company's earnings before interest, taxes and depreciation and amortization ("EBITDA") decreased by 3.8% to $47.8 million for the three months ended June 30, 2000. Hotel EBITDA also decreased by 7.3% to $46.8 million during the same three-month period. The decreases are attributable to the Company's continual effort to divest of its hotel assets, utilizing the proceeds from such sales to reduce its existing debt and repurchase its outstanding shares of common stock.

         Excluding the impact from hotel divestitures in the past year, revenues grew over the same three and six-month periods in the prior year by 10.0% and 10.7%, respectively. Hotel EBITDA also grew during the same periods by 9.6% and 10.7%, respectively. EBITDA represents earnings before extraordinary items, interest, taxes, depreciation and amortization. Hotel EBITDA represents EBITDA generated from the operations of Owned Hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses, which do not directly relate to the operations of Owned Hotels.

         The Company's hotels operate in three segments of the industry: the upscale all-suites segment, under the Company's proprietary AmeriSuites brand and the mid-price limited-service segment, primarily under the Company's proprietary Wellesley Inn & Suites brand; the upscale full-service segment, under major national franchises. The following table illustrates the Hotel EBITDA contribution from each segment (in thousands) for the three and six months ended June 30, 1999 and 2000:

                          Three Months Ended June 30,                     Six Months Ended June 30,
                  --------------------------------------------   ---------------------------------------------
                         1999                    2000                    1999                    2000
                  --------------------   ---------------------   ---------------------   ---------------------
                                 % Of                   % Of                    % Of                    % Of
                    Amount      Total      Amount       Total      Amount       Total      Amount       Total
                  ---------   --------   ---------   ---------   ---------   ---------   ---------   ---------
All-suites         $25,717      50.9%     $22,961       49.0%     $46,816       49.3%     $43,217       48.4%
Limited-service     10,660      21.1%      11,598       24.8%      22,534       23.7%      23,882       26.7%
Full-service        14,130      28.0%      12,253       26.2%      25,658       27.0%      22,212       24.9%
                   -------     -----      -------      -----      -------      -----      -------        ---
                   $50,507     100.0%     $46,812      100.0%     $95,008      100.0%     $89,311       100.0%
         Total     =======     =====      =======      =====      =======      =====      =======       =====

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, decreased by $3.6 million, or 2.9%, for the three months ended June 30, 2000, as compared to the same period in 1999. The decrease was primarily due to loss revenues attributed to the disposal of 22 properties sold subsequent to June 30, 1999. Incremental revenues of $5.6 million from new and the converted Wellesley Inn & Suites hotels and higher revenues for comparable Owned Hotels, which increased by $3.5 million, or 5.0%, offset this decrease. Lodging revenues for the six months ended June 30, 2000 increased by $1.1 million or .5%, as compared to the same period in 1999. Lodging revenues for the six months ended June 30, 2000 increased due to incremental revenues of $14.1 million from new and converted hotels and higher revenues from comparable Owned Hotels, which increased by $5.0 million, or 4.0%. Revenues associated with hotels sold subsequent to June 30, 1999 offset this increase.

         The following table sets forth hotel operating data for the comparable Owned Hotels for the three and six months ended June 30, 2000 as compared to the same period in 1999, by product type:

                                       THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,

                                    1999          2000        %Change           1999            2000          %Change
                                    ----          ----        -------           ----            ----          -------
    AMERISUITES

               OCCUPANCY           68.4%         72.4%                         66.4%           70.0%

                     ADR          $82.60        $81.69                        $82.99          $81.95

                  REVPAR          $56.50        $59.14           4.7%         $55.08          $57.33           4.1%

    FULL-SERVICE

               OCCUPANCY           76.7%         79.0%                         68.3%           70.5%

                     ADR         $105.29       $110.50                       $104.43         $108.24

                  REVPAR          $80.81        $87.26           8.0%         $71.27          $76.36           7.1%

    WELLESLEY INN

               OCCUPANCY           75.3%         74.2%                         75.1%           72.8%

                     ADR          $55.81        $58.51                        $62.66          $65.19

                  REVPAR          $42.04        $43.41           3.2%         $47.07          $47.48            .9%

    TOTAL

               OCCUPANCY           71.0%         73.9%                         68.2%           70.5%

                     ADR          $81.58        $82.69                        $82.52          $83.32

                  REVPAR          $57.93        $61.07           5.4%         $56.29          $58.75           4.4%

         The improvements in REVPAR at comparable Owned Hotels were generated by higher occupancy percentages, which rose by approximately 4.1% and 3.4%, for the three and six month periods, respectively, and ADR growth of 1.4% and 1.0% for the three and six month periods, respectively. The REVPAR increases reflect the growing recognition of the AmeriSuites and Wellesley brands and favorable industry trends in the Northeast where the full-service hotels are located.

         The Company's 38 Wellesley Inn & Suites, which were converted from the HomeGate brand and are classified as non-comparable, achieved a 64.7% and 61.7% occupancy rate, respectively, and a $59.31 and $59.71 ADR, respectively for the three and six months ended June 30, 2000, which reflects a 24.0% and 17.3% increase from the comparable periods of 1999.

         Food and beverage revenues for the three and six months ended June 30, 2000 decreased by $3.9 million and $4.0 million, or 24.7% and 13.8%, respectively, as compared to the same period in the prior year primarily due to the sale of the Frenchman's Reef Marriott hotel, which was sold on March 15, 2000. Food and beverage revenues at comparable hotels for the three month period decreased slightly due to renovations at two restaurants, while food and beverage revenues at comparable hotels for the six-month period increased by $300,000, or 2.6%, to $11.8 million, due to increased banquet business.

         Management, franchise and other fees consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, sales commissions earned by the Company's national sales group and rental income. Management, franchise and other fees increased by $2.5 million and $3.0 million, or 62.0% and 41.7%, respectively, for the three and six months ended June 30, 2000 as compared to the same period in 1999, due to additional Managed and Franchised Hotels.

         Interest on mortgages and notes receivable primarily relates to mortgages secured by certain Managed Hotels. Interest on mortgages and notes receivable decreased by $423,000 and $858,000, respectively, for the three and six months ended June 30, 2000 as compared to the same period in 1999 due to the settlement of various cash flow notes during 1999.

         Direct lodging expenses decreased by $288,000, or .9%, for the three months ended June 30, 2000, as compared to the same period in 1999, due primarily to hotel divestitures. For the six months ended June 30, 2000, direct lodging expenses increased by $2.5 million, or 4.2%, as compared to the same period in 1999. As a percentage of lodging revenue, direct lodging expenses also increased from 24.8% to 25.3% and from 24.6% to 25.6% for the three and six-month periods, respectively. The increases are primarily due to higher travel agent commissions and hotel payroll costs, particularly at the staff level.

         Direct food and beverage expenses for the three and six months ended June 30, 2000 decreased by $2.4 million and $2.6 million, or 22.8% and 13.0%, respectively, as compared to the same period in 1999, due primarily to the sale of the Frenchman's Reef. As a percentage of food and beverage revenues, direct food and beverage expenses increased from 67.0% to 68.7% for the three-month period and from 69.0% to 69.7% for the six-month period as compared to the same periods in the prior year. The increases were attributed to the higher margins at the Frenchman's Reef.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels, which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses decreased by $2.9 million and $2.2 million, or 10.3% and 3.8%, respectively, for the three and six months ended June 30, 2000, as compared to the same periods in 1999, due primarily to hotel divestitures. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased slightly from 20.2% to 19.2% for the three-month period and from 21.5% to 20.9% for the six-month period due to lower liability insurance costs.

         Occupancy and other operating expenses consist primarily of property insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses for the three and six months ended June 30, 2000 increased by $373,000 and $1.1 million or 2.0% and 2.9%, respectively, as compared to the same period in 1999 due to percentage rent at the Leased Hotel.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the Owned, Leased and Managed Hotels and general corporate expenses. General and administrative expenses increased by $1.8 million and $1.7 million, or 24.0% and 11.1%, respectively, for the three and six months ended June 30, 2000 as compared to the same period in 1999, primarily due to increased advertising and other costs associated with the Company's franchising efforts.

         Depreciation and amortization expense decreased by $1.1 million and $3.1 million, or 9.3% and 12.5%, respectively, for the three and six months ended June 30, 2000 as compared to the same period in 1999 due to asset dispositions.

         Valuations and other charges for the six months ended June 30, 1999 consisted of a $2.5 million valuation reserve related to certain non-prototype HomeGate hotels. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1999, the Company reduced the carrying value of the assets to reflect the estimated fair value of the hotels and subsequently sold the assets in 2000.

         Investment income increased by $127,000, or 64.0%, for the three months ended June 30, 2000 as compared to the same period in 1999, due to an overall increase in the Company's weighted average cash balances due to proceeds from the increased number of hotel divestitures during the three-month period. Investment income for the six months ended June 30, 2000 decreased by $156,000 due to an overall decrease in the Company's weighted average cash balances due to the Company's utilization of its proceeds from its hotel divestitures to reduce its debt balance and repurchase its common stock.

         Interest expense decreased by $179,000, or 1.7%, for the three months ended June 30, 2000 as compared to the same period in 1999, primarily due to a lower weighted average debt balance offset by a reduction in the amount of interest capitalized during the three-month period as compared to the same period in 1999. Interest expense increased by $3.9 million or 20.2% for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to a reduction in the amount of interest capitalized. Capitalized interest decreased from $3.1 million to $500,000 for the three-month period ended June 30, 1999 and 2000, respectively, and from $8.5 million to $1.0 million for the six-month period ended June 30, 2000, respectively.

         Other income, net consists of income and losses from property transactions and other asset sales and retirements. For the three and six months ended June 30, 2000, other income, net consisted of $13.5 and $13.8 million, respectively, related to net gains on property transactions. For the three months ended June 30, 1999, other income, net consisted of $1.1 million related to net gains on property transactions. For the six months ended June 30, 1999, other income, net consisted of net gains on property transactions of $4.2 million, losses on the sales of marketable securities of $4.8 million and income from a contract termination fee of $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash, cash equivalents and current marketable securities of $31.9 million. In addition, at June 30, 2000, the Company had $92.1 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the six months ended June 30, 2000 were net proceeds from the sales of hotels of $157.8 million, borrowings of $30.8 million and cash flow from operations of $36.1 million. The Company's principal uses of cash during the period were $153.8 million of debt repayments, primarily related to the Revolving Credit Facility and the retirement of debt related to the Frenchman's Reef, repurchases of its common stock totaling $29.3 million and capital expenditures of $19.8 million.

         For the six months ended June 30, 1999 and 2000, cash flow from operations was positively impacted by the utilization of net operating loss carry forwards ("NOLs") of $1.7 million and $1.5 million, respectively. At June 30, 2000, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc., of approximately $56.8 million, which are subject to annual utilization limitations and will expire in 2006.

SOURCES OF CAPITAL. The Company has undertaken a strategic initiative to dispose of certain hotel real estate while retaining the franchise rights and to invest the proceeds in the growth of its proprietary brands, the repurchase of the Company's common stock or the reduction of debt.

         During the six months ended June 30, 2000, the Company sold the Frenchman's Reef hotel for $73.0 million, the remaining five HomeGate hotels and all rights to the HomeGate brand name for $17.7 million, four AmeriSuites for $46.6 million, five Wellesley Inn and Suites for $25.3 million and one full service property for $18.2 million. The Company also sold three land parcels for $3.2 million. Subsequent to June 30, 2000, the Company sold one Wellesley Inn and Suites for $3.3 million.

         The Company has a $200.0 million Revolving Credit Facility, which bears interest at LIBOR plus 2%. The facility is available through 2001 and may be extended for an additional year. The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and to $125.0 million in December 2001. Borrowings under the facility are secured by first liens on certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. During the six months ended June 30, 2000, the Company had gross borrowings of $31.0 million related to this facility. During the six months ended, June 30, 2000, the Company had reduced the outstanding borrowings related to this facility from $125 million to $59.0 million with further availability of $92.1 million.

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

USES OF CAPITAL. The Company utilized the proceeds from asset sales along with its cash flow from operations, to reduce its debt balance during the year by $143.2 million to $405.8 million at June 30, 2000. This reduction of debt was primarily comprised of the gross payments or transfers of $62.0 million of mortgage debt on assets sold, the reduction in outstanding the Revolving Credit Facility debt of $97.0 million and the retirement of $15.3 million of the Company's $120 million First Mortgage Notes due 2006 ("First Mortgage Notes"). The Company had repurchased $12.2 million of these notes during the first quarter ended June 30, 2000 at a purchase price, which approximated the par value of the notes. In December 1999, the Company had repurchased $3.1 million of these notes for a purchase price of $3.0 million and subsequently retired these notes during 2000. Gross borrowing related to the Revolving Credit Facility of $31.0 million offset the reductions.

         The Company also purchased approximately 3.7 million shares of its common stock during the six months ended June 30, 2000 for $29.3 million at a total average cost of $7.90 per share. The purchases of these shares are limited by the Revolving Credit Facility to 50% of the proceeds from asset sales not to exceed $100 million. As of August 10, 2000, the Company has repurchased $32.1 million of its shares under this covenant and has $24.8 million of availability based on the proceeds from asset sales.

         The Company intends to continue the growth of its brands primarily through franchising and therefore, its corporate development will be limited. The Company spent $11.3 million during the six months ended June 30, 2000 on development spending and plans to spend an additional $20.0 million on five new AmeriSuites during the remainder of 2000. In addition, during the six months ended June 30, 2000, the Company also spent approximately $8.6 million on capital improvements at its Owned Hotels and expects to spend an additional $10-12 million on its Owned Hotels during the remainder of the year. This spending will include the conversion of three limited-service hotels to Wellesley Inn & Suites and approximately $2.5 million for the conversion of the 27 Sumner Suites to the AmeriSuites brand. The Company plans to fund its corporate development and capital improvements with internally generated cash flow.

         In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. As of June 30, 2000 , the Company had advances of approximately $143.8 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

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

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversey affect the Company's annual interest cost by approximately $762,000 annually.

In October 1999, the Company entered into an interest rate protection agreement with a major financial institution which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under the agreement, on a monthly basis the Company pays a fixed rate of interest of 6.03% and receives a floatinig interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October 1999 and expires in October 2001.

PART II. OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 23, 2000 (the "Annual Meeting"). The Company's stockholders were asked to take the following actions at the meeting:

    (1) Elect three Class II Directors to serve until the 2003 annual meeting of stockholders or until their successors shall otherwise be elected (the "Board Proposal"); and

    (2) To ratify the Board of Directors selection of Ernst & Young to serve as the Company's independent auditors for the fiscal year ending December 31, 2000 (the "Ratification");

With respect to the Board Proposal, the three individuals nominated for director were all elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and the votes received by each are as follows:

                                       FOR                  WITHHELD
                                       ---                  --------
         Herbert Lust, II           43,004,049                576,093
         Jack H. Nusbaum            43,010,229                569,913
         Lawrence N. Friedland      43,005,185                574,957

With respect to the Ratification, Ernst & Young LLP was elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The votes received were as follows:

                       FOR           WITHHELD          ABSTAIN
                       ---           --------          -------
                    43,540,842        31,650            7,650

    ITEM 5.       OTHER INFORMATION

         None.

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

                                          PRIME HOSPITALITY CORP.



    Date:  August 14, 2000                By:   /s/ A.F. Petrocelli
                                                -----------------------------
                                                A.F. Petrocelli
                                                President and Chief Executive
                                                Officer


    Date:  August 14, 2000                By:   /s/ Douglas Vicari
                                                -----------------------------
                                                Douglas Vicari
                                                Senior Vice President and Chief
                                                Financial Officer