Form 10-Q
period 2000-09-30
PRIME HOSPITALITY CORP
filed 2000-11-14
CIK 80293

FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO __________

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

Yes  X       No

The registrant had 45,001,804 shares of common stock, $.01 par value, outstanding as of November 10, 2000.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
PART I.       FINANCIAL INFORMATION                                      NUMBER
                                                                         ------

Item 1.       Financial Statements

              Consolidated Balance Sheets
                  December 31, 1999 and September 30, 2000 ..................1

              Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1999 and 2000....2

              Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 2000 .............3

              Notes to Interim Consolidated Financial Statements ............4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................9

Item 3.       Quantitative and Qualitative
              Disclosures About Market Risk.................................17


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................18

Item 2.       Changes in Securities and Use of Proceeds....................18

Item 3.       Defaults upon Senior Securities..............................18

Item 4.       Submission of Matters to a Vote of Security Holders..........18

Item 5.       Other Information............................................19

Item 6.       Exhibits and Reports on Form 8-K.............................19

Signatures    .............................................................20

                                        PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,        SEPTEMBER 30,
                                                                                                       1999                 2000
                                                                                                       ----                 ----
                                                                                                                         (Unaudited)
                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents ............................................................         $     7,240          $    19,109
    Marketable securities available for sale .............................................               8,262                3,594
    Accounts receivable, net of reserves .................................................              21,379               30,427
    Current portion of mortgages and
       notes receivable...................................................................               1,920                3,553
    Other current assets..................................................................              16,879               19,337
                                                                                                   -----------          -----------
          Total current assets ...........................................................              55,680               76,020

Property, equipment and leasehold improvements,
    net of accumulated depreciation and amortization .....................................           1,093,123            1,015,507
Properties held for sale .................................................................             134,596               53,023
Mortgages and notes receivable, net of
    current portion ......................................................................              11,750               12,344
Other assets .............................................................................              33,630               59,055
                                                                                                   -----------          -----------
          TOTAL ASSETS ...................................................................         $ 1,328,779          $ 1,215,949
                                                                                                   ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current portion of debt ..............................................................         $     5,547          $     2,021
    Current portion of deferred income ...................................................              10,322               12,028
    Other current liabilities ............................................................              61,225               79,237
                                                                                                   -----------          -----------
          Total current liabilities.......................................................              77,094               93,286

Long-term debt, net of current portion ...................................................             543,485              385,929
Other liabilities ........................................................................               5,223               15,747
Deferred income ..........................................................................              70,977               64,244
                                                                                                   -----------          -----------
          Total liabilities ..............................................................             696,779              559,206

Commitments and contingencies ............................................................                --                   --

Stockholders' equity:
    Preferred stock, par value $.10 per share;
       20,000,000 shares authorized; none issued .........................................                --                   --
    Common stock, par value $.01 per share;
       75,000,000 shares authorized; 55,757,340 and 55,909,409 shares issued and
       outstanding at December 31, 1999 and September 30, 2000, respectively .............                 557                  559
    Capital in excess of par value .......................................................             519,834              523,361
    Retained earnings ....................................................................             194,466              244,972
    Accumulated other comprehensive loss,
       net of taxes ......................................................................              (2,694)              (2,674)
    Treasury stock (7,263,578 shares at December 31, 1999
       and 10,972,478 shares at September 30, 2000) ......................................             (80,163)            (109,475)
                                                                                                   -----------          -----------
          Total stockholders' equity .....................................................             632,000              656,743
                                                                                                   -----------          -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................         $ 1,328,779          $ 1,215,949
                                                                                                   ===========          ===========

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (UNAUDITED)
                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              1999          2000           1999             2000
                                                                              ----          ----           ----             ----
Revenues:
    Lodging ........................................................      $ 124,079       $ 131,715       $ 365,842       $ 374,600
    Food and beverage ..............................................         11,171           9,666          40,157          34,637
    Management, franchise and other fees ...........................          4,813           5,097          11,918          15,167
    Interest on mortgages and
       notes receivable ............................................            769             293           2,235             899
                                                                          ---------       ---------       ---------       ---------
          Total revenues ...........................................        140,832         146,771         420,152         425,303

Costs and expenses:
    Direct hotel operating expenses:
       Lodging .....................................................         32,256          34,587          91,816          96,655
       Food and beverage ...........................................          8,801           7,133          28,799          24,530
       Selling and general .........................................         29,517          29,423          87,605          85,306
    Occupancy and other operating ..................................         17,266          24,619          53,816          62,233
    General and administrative .....................................          6,092           6,554          21,632          23,818
    Depreciation and amortization ..................................         11,710           9,999          36,614          31,781
    Other charges ..................................................         24,545            --            28,456            --
                                                                          ---------       ---------       ---------       ---------
          Total costs and expenses .................................        130,187         112,315         348,738         324,323

Operating income ...................................................         10,645          34,456          71,414         100,980

Investment income ..................................................            539             720           1,260           1,285
Interest expense ...................................................        (11,663)         (9,562)        (31,046)        (32,855)
Other income,net ...................................................          2,763              47           6,197          13,881
                                                                          ---------       ---------       ---------       ---------

Income before income taxes and cumulative effect of a
    change in accounting principle and extraordinary items .........          2,284          25,661          47,825          83,291
Provision for income taxes .........................................            891          10,008          18,652          32,484
                                                                          ---------       ---------       ---------       ---------

Income before the cumulative effect of a change in
    accounting principle and extraordinary items ...................          1,393          15,653          29,173          50,807
Cumulative effect of a change in
    accounting principle, net of income taxes ......................           --              --            (5,315)           --
Extraordinary items - loss on discharge
    of indebtedness, net of income taxes ...........................           --              --              --              (302)
                                                                          ---------       ---------       ---------       ---------
Net income .........................................................      $   1,393       $  15,653       $  23,858       $  50,505
                                                                          =========       =========       =========       =========

Earnings per common share:
Basic:
    Income before the cumulative effect of a change in
       accounting principle and extraordinary items ................      $    0.03       $    0.35       $    0.56       $    1.10
    Cumulative effect of a change in accounting principle ..........           --              --             (0.10)           --
    Extraordinary items - loss on discharge
       of indebtedness .............................................           --              --              --              --
                                                                          ---------       ---------       ---------       ---------
Net earnings .......................................................      $    0.03       $    0.35       $    0.46       $    1.10
                                                                          =========       =========       =========       =========


Diluted:
    Income before the cumulative effect of a change in
       accounting principle and extraordinary items ................      $    0.03       $    0.34       $    0.55       $    1.08
    Cumulative effect of a change in accounting principle ..........           --              --             (0.10)           --
    Extraordinary items - loss on discharge
       of indebtedness .............................................           --              --              --              --
                                                                          ---------       ---------       ---------       ---------
Net earnings .......................................................      $    0.03       $    0.34       $    0.45       $    1.08
                                                                          =========       =========       =========       =========


      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



                                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                                  (IN THOUSANDS)

                                                                                                    1999              2000
                                                                                                    ----              ----
Cash flows from operating activities:
   Net income ............................................................................       $  23,858        $  50,505

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ......................................................          36,614           31,781
      Extraordinary item - loss on discharge of indebtedness .............................            --                496
      Valuation adjustments ..............................................................          27,045             --
      Amortization of deferred financing costs ...........................................           2,337            2,526
      Utilization of net operating loss carryforwards ....................................           2,293            2,293
      Cumulative effect from a change in accounting principle ............................           8,713             --
      Net gain on asset disposals ........................................................          (2,207)         (13,881)
      Deferred income taxes ..............................................................           2,933            2,920
      Amortization of deferred items .....................................................          (7,521)          (7,903)
      Increase (decrease) from changes in other operating assets and liabilities:
         Accounts receivable .............................................................          (3,012)          (9,047)
         Other current assets ............................................................           2,258           (5,198)
         Other liabilities ...............................................................         (24,811)          11,335
                                                                                                 ---------        ---------

         Net cash provided by operating activities .......................................          68,500           65,827

Cash flows from investing activities:

   Proceeds from mortgages and notes receivable ..........................................             596            1,112
   Disbursements for mortgages and notes receivable ......................................            --               (668)
   Proceeds from sales of property, equipment and leasehold improvements .................          73,500          162,934
   Construction of new hotels ............................................................         (74,937)         (15,951)
   Purchases of property, equipment and leasehold improvements ...........................         (15,355)         (14,578)
   Decrease in restricted cash ...........................................................           9,393             --
   Proceeds from sales of marketable securities ..........................................           7,725             --
   Purchases of marketable securities ....................................................          (1,652)            --
   Proceeds from officer's life insurance ................................................           4,706             --
   Security deposits .....................................................................            --            (16,500)
   Other .................................................................................            (517)          (1,381)
                                                                                                 ---------        ---------

         Net cash provided by investing activities .......................................           3,459          114,968

Cash flows from financing activities:

   Net proceeds from issuance of debt ....................................................          22,599           30,817
   Payments of debt ......................................................................         (47,526)        (171,667)
   Proceeds from the exercise of stock options ...........................................           3,590            1,235
   Treasury stock purchases ..............................................................         (36,431)         (29,311)
                                                                                                 ---------        ---------

         Net cash (used in) financing activities .........................................         (57,768)        (168,926)
                                                                                                 ---------        ---------

   Net increase in cash and cash equivalents .............................................          14,191           11,869

   Cash and cash equivalents at beginning of period ......................................          12,534            7,240
                                                                                                 ---------        ---------
   Cash and cash equivalents at end of period ............................................       $  26,725        $  19,109
                                                                                                 =========        =========


SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON-CASH ACTIVITIES:
   Hotels sold in exchange for assumption of debt ........................................            --          $  17,364
   Note receivable and equity interests received from the sale of hotels.. ...............            --          $   3,348


OTHER CASH FLOW DISCLOSURES:
   Interest paid .........................................................................       $  29,439        $  31,171
   Income taxes paid .....................................................................       $  24,834        $  18,582


      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 1999 and 2000 and cash flows for the nine months ended September 30, 1999 and 2000.

         The consolidated financial statements for the three and nine months ended September 30, 1999 and 2000 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 1999. Certain reclassifications have been made to the September 30, 1999 consolidated financial statements to conform them to the September 30, 2000 presentation.

         The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2 - ACCOUNTING POLICIES

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which extended the required date of adoption to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, the Company anticipates no impact as a result of its limited derivative activity.

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

         The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a significant impact on its financial statements.

NOTE 3 - HOTEL ACQUISITION

     On July 10, 2000, the Company acquired the leasehold interests on 24 Sumner Suites hotels owned by Hospitality Properties Trust ("HPT") from Sholodge, Inc. ("Sholodge") and entered into lease agreements on three additional Sumner Suites hotels owned by Sholodge for $1.6 million. On November 1, 2000, the Company converted all 27 hotels to its AmeriSuites brand. The leases provide for a fixed annual minimum rent of approximately $27 million plus 8% of revenues in excess of base levels. The leases with HPT and Sholodge expire in 2013 and 2011, respectively, and are renewable at the Company's option for various periods through 2048 and 2061, respectively. Under the terms of the lease with HPT, the Company posted a $16.5 million cash deposit which will be returned to the Company at the earliest of the end of the lease term or when the hotels achieve a 1.3 to 1.0 cash flow coverage. The Company also received the rights to $28.5 million of other security deposits due upon the expiration of the leases.

         In addition, pursuant to the transaction, Sholodge is constructing three additional AmeriSuites, two of which will be funded by Sholodge and one by the Company. The 27 existing hotels along with the three hotels under construction are located in 14 states primarily in the Southeast, Midwest and Southwest regions of the United States and have an average age of approximately three years. The transaction increases the size of the AmeriSuites brand by almost 30% over its previous level.

NOTE 4 - HOTEL DISPOSITIONS

         In February 2000, the Company's five remaining HomeGate hotels and the Company's rights to the HomeGate brand name were sold for approximately $17.7 million, including the assumption of debt by the purchaser of approximately $17.4 million related to these properties. During the nine months ended September 30, 1999, the Company had reduced the carrying value of the assets by $2.5 million to reflect the estimated fair value of the hotels.

         In March 2000, the Company sold its Frenchman's Reef hotel in St. Thomas, U.S.V.I. ("Frenchman's Reef") for $73.0 million. During the nine months ended September 30, 1999, the Company had reduced the carrying value of the assets by $24.5 million to reflect the estimated fair value of the hotels. The Company utilized $40.0 million of the proceeds to retire debt encumbering the hotel. Upon repayment of the debt associated with this hotel, the Company also expensed unamortized deferred financing costs of approximately $546,000, which is included in extraordinary items, net of income taxes, in the accompanying consolidated financial statements.

         During the nine months ended September 30, 2000, the Company also sold four AmeriSuites hotels for $46.6 million, seven Wellesley Inns for $31.8 million, one full-service hotel for $18.2 million and four land parcels for $4.8 million. On November 8, 2000, the Company sold an additional Wellesley Inn for $3.7 million.

        The asset sales generated net gains of approximately $13.9 million for the nine months ended September 30, 2000, which are included in other income, net in the accompanying consolidated financial statements. The Company also retained the franchise rights on the AmeriSuites and Wellesley Inns under 20-year franchise agreements. In addition, the Company entered into management agreements on one of the sold AmeriSuites and three of the sold Wellesley Inns.

NOTE 5 - DEBT

         During the nine months ended September 30, 2000 the Company retired $15.2 million of its $120 million First Mortgage Notes due 2006 ("First Mortgage Notes"). Included in the accompanying consolidated financial statements is an extraordinary gain on the discharge of indebtedness of approximately $51,000 related to this retirement.

NOTE 6 - EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was 51.1 million and 44.9 million for the three months ended September 30, 1999 and 2000, respectively, and 51.6 million and 46.0 million for the nine months ended September 30, 1999 and 2000, respectively.

         Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share was
52.1 million and 45.8 million for the three months ended September 30, 1999 and 2000, respectively, and 52.8 million and 46.8 million for the nine months ended September 30, 1999 and 2000, respectively.

NOTE 7 - TREASURY STOCK

         Under its stock repurchase program, the Company purchased approximately
3.7 million shares of its common stock during the nine months ended September 30, 2000 for $29.3 million at an average cost of $7.90 per share. The Company's $200 Million Revolving Credit Facility (the "Revolving Credit Facility") allows for stock repurchases equal to 50% of net proceeds from asset sales with repurchases not to exceed $100.0 million. As of November 10, 2000, the Company has repurchased $32.1 million of its shares under this covenant and has $37.0 million of availability based on the proceeds from asset sales.

NOTE 8  - INTEREST EXPENSE

         The Company capitalizes interest related to borrowings used to finance hotel construction. Capitalized interest was approximately $1.7 million and $645,000 for the three months ended September 30, 1999 and 2000, respectively, and $10.2 million and $1.7 million for the nine months ended September 30, 1999 and 2000, respectively. Also included in interest expense is the amortization of deferred financing fees of $784,000 and $826,000 for the three months ended September 30, 1999 and 2000, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 1999 and 2000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

         For the three and nine months ended September 30, 1999 and 2000, comprehensive income consisted of the following (in thousands):

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                         ----------------          ----------------
                                         1999        2000          1999        2000
                                         ----        ----          ----        ----
Net income                              $ 1,393      $15,653     $23,858     $50,505
Unrealized gain (loss) on
marketable securities available for
sale, net of  income taxes                 (109)         253       2,835          20
                                        -------      -------     -------     -------
               Total                    $ 1,284      $15,906     $26,693     $50,525
                                        =======      =======     =======     =======


NOTE 10 - GEOGRAPHIC AND BUSINESS INFORMATION

         The Company's hotels currently service three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand; and the full-service segment under major national franchises. The Company's AmeriSuites are upscale hotels located in 31 states throughout the United States. The Wellesley Inn & Suites hotels compete in the mid-price segment, and are primarily located in Texas and Florida and in the northeastern region of the United States. The Company's full-service hotels are primarily located in the northeastern region of the United States. On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. The conversion changed the customer base from extended-stay to transient. In March 2000, the Company sold the remaining five HomeGate hotels and its rights to the HomeGate brand name and no longer operates in the extended-stay segment. As a result, segment information for the prior period has been restated to conform to this change.

         The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA") generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company files a consolidated Federal income tax return and therefore taxes are calculated based upon the Company's consolidated taxable income/losses and changes in temporary differences. The allocation of interest expense and taxes is not evaluated at the segment level and is not believed to be material to
these  consolidated   statements.   The  difference  between  segment  data  and
consolidated financial information relates to corporate activity not specific to the Company's reportable segments.

         The following table presents revenues and other financial information for the owned hotels by business segment for the three and nine months ended September 30, 1999 and 2000 (in thousands):

         THREE MONTHS ENDED SEPTEMBER 30, 1999        ALL-SUITES    LIMITED-SERVICE       FULL-SERVICE         CONSOLIDATED
         -------------------------------------        ----------    ---------------       ------------         ------------
         Revenues (1) .......................           $ 63,384           $ 26,974           $ 44,892           $  135,250
         Hotel EBITDA (2) ...................             24,515             10,511             10,866               45,892
         Depreciation and amortization ......              5,776              3,444              2,277               11,497
         Capital expenditures ...............              3,909              5,898              3,619               13,426
         Total Assets .......................           $609,717           $424,162           $209,546           $1,243,425
         ------------------------------------------------------------------------------------------------------------------

         THREE MONTHS ENDED SEPTEMBER 30, 2000        ALL-SUITES    LIMITED-SERVICE       FULL-SERVICE         CONSOLIDATED
         -------------------------------------        ----------    ---------------       ------------         ------------

         Revenues (1) .......................           $ 74,004           $ 26,446           $ 40,931           $  141,381
         Hotel EBITDA (2) ...................             22,433             10,069              9,801               42,303
         Depreciation and amortization ......              4,834              3,344              1,520                9,698
         Capital expenditures ...............              5,053              2,761              1,561                9,375
         Total Assets .......................           $618,736           $385,961           $118,107           $1,122,804
         ------------------------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------------------------

         NINE MONTHS ENDED SEPTEMBER 30, 1999         ALL-SUITES    LIMITED-SERVICE       FULL-SERVICE         CONSOLIDATED
         ------------------------------------         ----------    ---------------       ------------         ------------

         Revenues (1) .......................           $184,187           $ 80,128           $141,684           $  405,999
         Hotel EBITDA (2) ...................             71,331             32,970             36,524              140,825
         Depreciation and amortization ......             17,356             10,249              8,368               35,973
         Capital expenditures ...............             47,393             33,461              8,415               89,269
         Total Assets .......................           $609,717           $424,162           $209,546           $1,243,425
         ------------------------------------------------------------------------------------------------------------------

         NINE MONTHS ENDED SEPTEMBER 30, 2000         ALL-SUITES    LIMITED-SERVICE       FULL-SERVICE         CONSOLIDATED
         ------------------------------------         ----------    ---------------       ------------         ------------

         Revenues (1) .......................           $193,360           $ 85,033           $130,844           $  409,237
         Hotel EBITDA (2) ...................             65,650             33,951             32,013              131,614
         Depreciation and amortization ......             14,995             10,083              5,879               30,957
         Capital expenditures ...............             16,118              6,880              4,588               27,586
         Total Assets .......................           $618,736           $385,961           $118,107           $1,122,804


(1)  Revenues represent lodging and food & beverage related revenues only.
(2) Hotel EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Prime Hospitality Corp. ("Prime" or "the Company") is an owner, operator and franchisor of hotels, with 236 hotels in operation containing 30,406 rooms located in 33 states (the "Portfolio") as of November 10, 2000. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites
(R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. Prime's portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

         The following table sets forth information with respect to the Portfolio as of November 10, 2000:

                                 OWNED               LEASED               MANAGED            FRANCHISED               TOTAL
                         HOTELS        ROOMS   HOTELS       ROOMS   HOTELS       ROOMS   HOTELS       ROOMS    HOTELS       ROOMS
                         ------        -----   ------       -----   ------       -----   ------       -----    ------       -----
AmeriSuites                  66        8,537       46       5,710        3         414       16       1,926       131       16,587
Wellesley Inn & Suites       60        6,941                             3         294        5         503        68        7,738
Full-Service                 11        2,195        9       1,464        8       1,464                             28        5,123
Other Limited Service         2          188                             7         770                              9          958
                         ---------------------------------------------------------------------------------------------------------
       Total                139       17,861       55       7,174       21       2,942       21       2,429       236       30,406
                         =========================================================================================================

         In addition to the above, as of November 10, 2000, Prime has two AmeriSuites comprising 275 rooms under construction, while franshisees are constructing an additional 7 AmeriSuites comprising 877 rooms and one Wellesley Inn & Suites comprising 65 rooms.

         The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands primarily through franchising. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. In addition to the current franchised AmeriSuites and Wellesley Inn & Suites, the Company currently has 64 executed franchise agreements for new AmeriSuites and three executed franchise agreements for new Wellesley Inn & Suites to be built. In 2000, the first six franchisee constructed AmeriSuites were opened. All other franchise agreements related to opened hotels were generated pursuant to asset sales.

         Prime's strategy is also focused on growing the operating profits of its Portfolio. With over 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

         For the three months ended September 30, 2000, net income increased by $14.3 million, to $15.7 million from $1.4 million for the same three-month period in 1999. These results were impacted by the effect of hotel divestitures, reserves and other charges and capitalized interest. Earnings before asset transactions and other charges for the three months ended September 30, 2000 grew by 6.4% over the same three-month period in the prior year to $15.6 million. Earnings per share before asset transactions and other charges for the three months ended September 30, 2000 grew by 21% to $.34 per share from $.28 per share due to the increase in income and a reduction in shares outstanding.

         The Company's earnings before interest, taxes and depreciation and amortization ("EBITDA") decreased by 5.2% to $44.5 million for the three months ended September 30, 2000 compared to the same three-month period in 1999.

The decrease is primarily attributable to the Company's continual effort to divest itself of its hotel assets, utilizing the proceeds from such sales to reduce its existing debt and repurchase its outstanding shares of common stock.

         Excluding the impact from hotel acquisitions and divestitures in the past year, revenues grew over the same three and nine-month periods in the prior year by 7.5% and 9.3%, respectively and EBITDA also grew during the same periods by 7.4% and 8.1%, respectively. EBITDA represents earnings before extraordinary items, interest, taxes, depreciation and amortization.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Lodging revenues, which include room revenues and other related revenues such as telephone and vending, increased by $7.6 million, or 6.2%, for the three months ended September 30, 2000, as compared to the same period in 1999. The increase was primarily due to additional revenues generated by the acquisition of the 27 Sumner Suites, which contributed $13.8 million, incremental revenues of $3.2 million from the converted Wellesley Inn & Suites hotels and higher revenues for comparable Owned Hotels, which increased by $3.7 million, or 5.2%. These increases were offset by the disposition of 18 properties, which were disposed of subsequent to September 30, 1999. Lodging revenues for the nine months ended September 30, 2000 increased by $8.8 million, or 2.4%, as compared to the same period in 1999 due to incremental revenues of $17.3 million from new and converted hotels, revenues generated by the newly acquired Sumner Suites hotels and higher revenues from comparable Owned Hotels, which increased by $7.6 million, or 4.1%. Revenues associated with hotels sold subsequent to September 30, 1999 offset this increase.

         The following table sets forth hotel operating data for the comparable Owned Hotels for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, by product type:

                                   THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                  1999        2000          %CHANGE        1999           2000         %CHANGE
                                  ----        ----          -------        ----           ----         -------
      AMERISUITES

               OCCUPANCY            68.0%          71.7%                   67.0%          70.6%

                     ADR         $ 81.36        $ 80.52                 $ 82.39        $ 81.38

                  REVPAR         $ 55.32        $ 57.74        4.4%     $ 55.17        $ 57.48            4.2%

      FULL-SERVICE

               OCCUPANCY            78.1%          79.9%                   71.6%          73.7%

                     ADR         $111.49        $118.41                 $107.03        $111.94

                  REVPAR         $ 87.12        $ 94.57        8.5%     $ 76.61        $ 82.47            7.7%

      WELLESLEY INN

                 OCCUPANCY          69.7%          72.1%                   74.1%          73.2%

                       ADR       $ 55.95        $ 55.74                 $ 60.81        $ 62.48

                    REVPAR       $ 39.00        $ 40.21        3.1%     $ 45.05        $ 45.72            1.5%

      TOTAL

                 OCCUPANCY          69.7%          73.1%                   68.8%          71.5%

                       ADR       $ 82.81        $ 83.42                 $ 82.88        $ 83.58

                    REVPAR       $ 57.74        $ 61.00        5.6%     $ 57.03        $ 59.79            4.8%



         The improvements in REVPAR at comparable Owned Hotels were generated by higher occupancy percentages, which rose by approximately 4.9% and 3.0%, for the three and nine-month periods, respectively, and ADR growth of 1.0% and .7% for the three and nine-month periods, respectively. The REVPAR increases reflect the growing recognition of the AmeriSuites and Wellesley brands and favorable industry trends in the Northeast where the full-service hotels are located.

         The Company's 38 Wellesley Inn & Suites, which were converted from the HomeGate brand and are classified as non-comparable, achieved a 65.1% and 62.9% occupancy rate, respectively, and a $58.06 and $59.13 ADR, respectively for the three and nine months ended September 30, 2000, which reflects a 22.4% and 19.0% increase from the comparable periods of 1999.

         Food and beverage revenues for the three and nine months ended September 30, 2000 decreased by $1.5 million and $5.5 million, or 13.5% and 13.7%, respectively, as compared to the same period in the prior year primarily due to the sale of the Frenchman's Reef Marriott hotel, which was sold on March 15, 2000. Food and beverage revenues at comparable hotels for the three and nine-month periods increased by $200,000 and $600,000, or 3.7% and 3.6%, respectively, due to increased banquet business.

         Management, franchise and other fees consists primarily of base, incentive and other fees earned under management agreements, royalty fees earned under franchise agreements, sales commissions earned by the Company's national sales group and rental income. Management, franchise and other fees increased by $284,000 and $3.2 million, or 5.9% and 27.2%, respectively, for the three and nine months ended September 30, 2000 as compared to the same period in 1999, due to additional Managed and Franchised Hotels.

         Interest on mortgages and notes receivable decreased by $477,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2000 as compared to the same period in 1999 due to the settlement of various cash flow notes during 1999.

         Direct lodging expenses increased by $2.3 million, or 7.2%, for the three months ended September 30, 2000, as compared to the same period in 1999, due primarily to the addition of newly acquired or converted hotels. For the nine months ended September 30, 2000, direct lodging expenses increased by $4.8 million, or 5.3%, as compared to the same period in 1999. As a percentage of lodging revenue, direct lodging expenses also increased from 26.0% to 26.3% and from 25.1% to 25.8% for the three and nine-month periods, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher travel agent commissions and hotel payroll costs, particularly at the staff level.

         Direct food and beverage expenses for the three and nine months ended September 30, 2000 decreased by $1.7 million and $4.3 million, or 18.9% and 14.8%, respectively, as compared to the same periods in 1999, due primarily to the sale of the Frenchman's Reef. As a percentage of food and beverage revenues, direct food and beverage expenses decreased from 78.8% to 73.8% for the three-month period and from 71.7% to 70.8% for the nine-month period as compared to the same periods in the prior year. The increases were attributed to the higher margins associated with increased banquet business.

         Direct hotel selling and general expenses consist primarily of hotel expenses for Owned Hotels, which are not specifically allocated to rooms or food and beverage activities, such as administration, selling and advertising, utilities, repairs and maintenance. Direct hotel selling and general expenses decreased by $94,000 and $2.3 million, or 0.3% and 2.6%, respectively, for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, due primarily to hotel divestitures. As a percentage of hotel revenues (defined as lodging and food and beverage revenues), direct hotel selling and general expenses decreased from 21.8% to 20.8% for the three-month period and from 21.6% to 20.8% for the nine-month period as compared to the same periods in 1999 due to lower liability insurance costs.

         Occupancy and other operating expenses consist primarily of property insurance, real estate and other taxes and rent expense. Occupancy and other operating expenses for the three and nine months ended September 30, 2000 increased by $7.4 million and $8.4 million or 42.6% and 15.6%, respectively, as compared to the same period in 1999 due to additional Leased Hotels.

         General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the Owned, Leased and Managed Hotels and general corporate expenses. General and administrative expenses increased by $462,000 and $2.2 million, or 7.6% and 10.1%, respectively, for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily due to increased advertising and other costs associated with the Company's franchising efforts.

         Depreciation and amortization expense decreased by $1.7 million and $4.8 million, or 14.6% and 13.2%, respectively, for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 due to asset dispositions.

         Other charges for the three months ended September 30, 1999 consist of valuation reserves of $4.5 million and $20.0 million, respectively, related to the Company's non-prototype HomeGates and its Frenchman's Reef Marriott Beach Resort. The Company had recorded these charges in order to reduce the carrying value of the assets to reflect their estimated fair value. For the nine months ended September 30, 1999, other charges consisted of valuation reserves of $27.0 million related to its non-prototype HomeGates and the Frenchman's Reef, as well as $1.4 million of severance charges related to the costs associated with the Company's restructuring of its corporate and regional offices.

         Investment income increased by $181,000 and $25,000, or 33.5% and 2.0%, respectively, for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily due to an overall increase in the Company's weighted average cash balances due to proceeds from the increased number of hotel divestitures.

         Interest expense decreased by $2.1 million, or 18%, for the three months ended September 30, 2000 as compared to the same period in 1999, primarily due to a lower weighted average debt balance in 2000 offset by a reduction in the amount of interest capitalized during the three-month period as compared to the same period in 1999. Interest expense increased by $1.8 million or 5.8% for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to a reduction in the amount of interest capitalized in 2000. Capitalized interest decreased from $1.7 million to $645,000 for the three-month period ended September 30, 1999 and 2000, respectively, and from $10.2 million to $1.7 million for the nine-month period ended September 30, 2000, respectively.

         Other income, net consists of income and losses from property transactions and other asset sales and retirements. For the three and nine months ended September 30, 2000, other income, net consisted of $47,000 and $13.9 million, respectively, related to net gains on property transactions. For the three months ended September 30, 1999, other income, net consisted of $2.8 million related to net gains on property transactions. For the nine months ended September 30, 1999, other income, net consisted of net gains on property transactions of $7.0 million, losses on the sales of marketable securities of $4.8 million and income from a contract termination fee of $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash, cash equivalents and current marketable securities of $22.7 million. In addition, at September 30, 2000, the Company had $106.4 million available under the Revolving Credit Facility.

         The Company's major sources of cash for the nine months ended September 30, 2000 were net proceeds from the sales of hotels of $162.9 million, borrowings of $30.8 million and cash flow from operations of $65.8 million. The Company's principal uses of cash during the period were $171.7 million of debt repayments, primarily related to the Revolving Credit Facility and the retirement of debt related to the Frenchman's Reef, repurchases of its common stock totaling $29.3 million and capital expenditures of $30.5 million.

         For the nine months ended September 30, 2000, cash flow from operations was positively impacted by the utilization of net operating loss carry forwards ("NOLs") of $2.3 million. At September 30, 2000, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc., of approximately $54.6 million, which are subject to annual utilization limitations and will expire in 2006.

SOURCES OF CAPITAL. The Company has undertaken a strategic initiative to dispose of certain hotel real estate while retaining the franchise rights and to invest the proceeds in the growth of its proprietary brands, the repurchase of the Company's common stock or the reduction of debt.

         During the nine months ended September 30, 2000, the Company sold $192.1 million of assets. These were comprised of the sale of the Frenchman's Reef hotel for $73.0 million, the remaining five HomeGate hotels and all rights to the HomeGate brand name for $17.7 million, four AmeriSuites for $46.6 million, seven Wellesley Inn and Suites for $31.8 million and one full service property for $18.2 million. The Company also sold four land parcels for $4.8 million. On November 8, 2000, the Company sold an additional Wellesley Inn for $3.7 million.

         The Company has a $200.0 million Revolving Credit Facility, which bears interest at

LIBOR plus 2.0%. The facility is available through 2001 and may be extended for an additional year. The aggregate amount of the Revolving Credit Facility will be reduced to $175.0 million in December 2000 and to $125.0 million in December 2001. Borrowings under the facility are secured by first liens on certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. During the nine months ended September 30, 2000, the Company borrowed $31.0 million and repaid $114.5 million under this facility reducing the outstanding borrowings from $125.0 million to $41.5 million with further availability of $106.4 million.

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

USES OF CAPITAL. The Company utilized the proceeds from asset sales along with its cash flow from operations, to reduce its debt balance during the year by $161.1 million to $387.9 million at September 30, 2000. This reduction of debt was primarily comprised of the gross payments or transfers of $62.2 million of mortgage debt on assets sold, the reduction in the outstanding Revolving Credit Facility debt of $83.5 million and the retirement of $15.3 million of the Company's $120 million First Mortgage Notes due 2006 ("First Mortgage Notes"). The Company had repurchased $12.2 million of these notes during the first quarter ended March 31, 2000 at a purchase price, which approximated the par value of the notes. In December 1999, the Company had repurchased $3.1 million of these notes for a purchase price of $3.0 million and subsequently retired these notes during 2000.

         The Company also purchased approximately 3.7 million shares of its common stock during the nine months ended September 30, 2000 for $29.3 million at a total average cost of $7.90 per share. The purchases of these shares are limited by the Revolving Credit Facility to 50% of the proceeds from asset sales not to exceed $100 million. As of November 10, 2000, the Company has repurchased $32.1 million of its shares under this covenant and has $37.0 million of availability based on the proceeds from asset sales.

         The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate development will be limited. The Company opened two owned AmeriSuites in 2000 and has spent $15.9 million during the nine months ended September 30, 2000 on new construction. The Company plans to spend an additional $5.0-$6.0 million during the remainder of 2000 on two additional AmeriSuites, which are currently under construction. In addition, during the nine months ended September 30, 2000, the Company also spent approximately $14.6 million on capital improvements at its Owned Hotels and expects to spend an additional $6.0-$8.0 million on its Owned Hotels in the fourth quarter of 2000. This spending includes the conversion of two limited-service hotels to Wellesley Inn & Suites and approximately $2.0 million for the conversion of the 27 Sumner Suites to the AmeriSuites brand. The Company plans to fund its corporate development and capital improvements with internally generated cash flow.

         In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. At September 30, 2000, the Company had advances of approximately $144.9 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company's annual interest cost by approximately $592,000 annually.

         In October 1999, the Company entered into an interest rate protection agreement with a major financial institution, which reduces the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under this agreement, on a monthly basis the Company pays a fixed rate of interest of 6.03% and receives a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. The agreement commenced in October 1999 and expired in October 2000. Due to the reduction in the amount of floating rate debt to approximately $59.1 million at September 30, 2000, the Company has not entered into a new interest rate protection agreement.

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

         None.

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

                                          PRIME HOSPITALITY CORP.



    Date:November 14, 2000                By:    /S/ A.F. PETROCELLI
                                                 -------------------
                                                 A. F. Petrocelli
                                                 President and Chief Executive
                                                 Officer


    Date:November 14, 2000                By:    /S/ DOUGLAS VICARI
                                                 ------------------
                                                 Douglas Vicari
                                                 Senior Vice President and Chief
                                                 Financial Officer