Form 10-K405
period 2000-12-31
PRIME HOSPITALITY CORP
filed 2001-03-28
CIK 80293

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    PAR VALUE $.01 PER SHARE, COMMON STOCK                NEW YORK STOCK EXCHANGE
     9 1/4% FIRST MORTGAGE NOTES DUE 2006                 NEW YORK STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates on March 15, 2001 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $497,341,527

     The Registrant had 45,008,283 shares of Common Stock outstanding as of March 15, 2001.

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

     Prime is an owner, manager and franchisor of hotels, with 239 hotels in operation containing 30,750 rooms located in 33 states (the "Portfolio") as of December 31, 2000. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inn & Suites(R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of December 31, 2000, the Company owned and operated 135 hotels (the "Owned Hotels"), operated 55 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), managed 24 hotels for third parties (the "Managed Hotels"), and franchised 25 hotels which it does not operate (the "Franchised Hotels"). The portfolio is comprised of 133 AmeriSuites hotels, 70 Wellesley Inn & Suites hotels and 36 non-proprietary brand hotels.

     The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands. Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. Since Prime began franchising in mid-1998, the Company has executed 72 AmeriSuites franchise agreements. To date, eight of these AmeriSuites have opened and there are currently four AmeriSuites under construction. Of the remaining pipeline of 60 hotels, ten are scheduled to begin construction in the next 120 days. Prime has also signed 12 Wellesley Inn & Suites franchise agreements. To date, one Wellesley Inn & Suites has opened with another two hotels scheduled to be converted from other brands in the next 120 days. In addition, the Company also has 14 AmeriSuites and eleven Wellesley Inn & Suites which are franchised pursuant to asset sales.

     Prime's strategy is also focused on growing the operating profits of its Portfolio. With 214 hotels under management, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

     Prime's hotels can be categorized into three types: AmeriSuites, Wellesley Inn & Suites and non-proprietary brands.

     AmeriSuites: As of December 31, 2000, there were 133 AmeriSuites in operation. Prime owns and operates 65 of these hotels, operates and leases 46 hotels from third parties and franchises the operation of the remaining 22 hotels, four of which are operated by Prime. There are also eight AmeriSuites currently under construction, with an additional 60 AmeriSuites to be developed pursuant to franchise agreements. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and are located in 31 states. The hotels are situated, primarily, near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment amenities. In 2000, AmeriSuites contributed approximately 49.1%, of the Company's Hotel EBITDA.

     Wellesley Inn & Suites: As of December 31, 2000, there were 70 Wellesley Inn & Suites in operation. Prime owns and operates 58 of these hotels and franchises 12 hotels, five of which are managed by Prime.

There are also three hotels under conversion from other brands and an additional nine Wellesley Inn & Suites to be built under franchise agreements. Wellesley Inn & Suites are mid-price limited service hotels containing between 100-130 rooms and are located in 21 states primarily in the Southeast, Northeast and Southwest. In 2000, Wellesley Inn & Suites contributed approximately 25.9%, of the Company's Hotel EBITDA.

     Non-Proprietary Brands: As of December 31, 2000, there were 36 hotels operated primarily under national franchises. Prime owns 12 of these hotels, leases nine hotels and manages 15 of these hotels for third parties. The non-proprietary branded hotels operate primarily in the upscale full-service segment under national franchises such as Hilton, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada with food and beverages service and banquet facilities. The hotels are primarily located in the Northeast. In 2000, the non-proprietary brand hotels contributed approximately 25.0%, of the Company's Hotel EBITDA.

ASSET DIVESTITURES/FINANCIAL CONDITION

     The Company has also undertaken a strategic initiative to dispose of hotel real estate and to utilize proceeds to repurchase stock, retire debt or invest in the growth of its brands. During the past two years, the Company sold approximately $301 million of assets. During 2000, the Company sold $215 million of assets including five AmeriSuites, ten Wellesley Inns, two full-service hotels and the remaining five Homegate hotels which were not converted to Wellesley Inn & Suites. The Company retained the franchise rights on all the sold AmeriSuites and Wellesley Inns generally under 20 year franchise agreements.

     Prime utilized the proceeds from asset sales along with its cash flow from operations to reduce its debt balance since the beginning of the year by $203 million to $346 million as of December 31, 2000. Prime also repurchased 3.9 million of its outstanding shares in 2000 at a total average cost of $7.98 per share. This brings the total number of shares repurchased in the past two years to 9.7 million, or 18.0%, of the shares outstanding on January 1, 1999.

     As of December 31, 2000, Prime's debt to EBITDA ratio was 2.1 times, and its debt to book capitalization percentage was 34%. This represents a significant improvement in the ratios from the December 1999 levels of 3.2 times and 46%, respectively.

ACQUISITIONS

     In November 2000, the Company converted 27 Sumner Suites hotels to its AmeriSuites brand. Due to the substantially identical nature of the Sumner Suites and AmeriSuites hotels, the conversion consisted only of new signage, technology upgrades and collateral material and cost approximately $2.0 million. Prime had previously acquired the leasehold interests on these hotels in July 2000 from Sholodge, Inc ("Sholodge") for $1.6 million. In addition, pursuant to the transaction, Sholodge is constructing three additional AmeriSuites, two of which are funded by Sholodge and one by Prime. The 27 existing hotels, along with the three hotels under construction, are located in 14 states primarily in the Southeast, Midwest and Southwest regions of the United States and have an average age of approximately four years. The conversion increased AmeriSuites units by almost 30% over its previous level.

INDUSTRY OVERVIEW

     In 2000, industry-wide percentage growth in demand exceeded industry-wide percentage growth in room supply (3.7% versus 3.1%), for the first year since 1996. This resulted in a slight increase in overall occupancy levels from 63.1% in 1999 to 63.5% in 2000. In addition, due to the relatively high levels of occupancy, the industry as a whole was able to increase the average daily rate ("ADR") by 4.9% from $81.29 in 1999 to $85.24 in 2000, resulting in a REVPAR increase of 5.5%. Historical performance, however, may not be indicative of future results.

     The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the Company's hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia,

West Virginia, Maryland and Delaware; and the West South Central Region which is composed of Texas, Oklahoma, Arkansas and Louisiana. The table also includes operating data concerning the two price levels (of the five price levels classified by Smith Travel Research) in which the Company competes: upscale and mid-price. REVPAR data was calculated by the Company based on occupancy and ADR data supplied by Smith Travel Research.

                                                                      % CHANGE IN:
                                         ROOM SUPPLY                   ROOM DEMAND                     REVPAR
                                 ---------------------------   ---------------------------   ---------------------------
                                 2000 V.   1999 V.   1998 V.   2000 V.   1999 V.   1998 V.   2000 V.   1999 V.   1998 V.
                                  1999      1998      1997      1999      1998      1997      1999      1998      1997
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
United States..................    3.1%      4.2%      4.0%      3.7%      3.3%      3.1%      5.5%      3.1%      3.6%
BY REGION:
Middle Atlantic................    2.8       2.9       2.3       3.2       2.2       3.1       7.6       4.0       7.3
South Atlantic.................    3.3       4.6       4.3       3.0       3.8       2.8       3.5       3.1       2.7
West South Central.............    3.9       5.4       5.1       5.4       3.1       5.2       5.3       0.3       4.5
BY SERVICE (PRICE LEVEL):
Upscale........................    4.0       4.8       5.0       4.3       3.6       4.2       4.2       1.3       2.9
Mid-Price......................    3.9       5.8       6.2       4.6       4.5       4.7       5.8       2.9       3.4

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Portfolio as of December 31, 2000 and 1999:

                                                     DECEMBER 31,      DECEMBER 31,
                                                         2000              1999             CHANGE
                                                    ---------------   ---------------   ---------------
                                                       NUMBER OF         NUMBER OF         NUMBER OF
                                                    HOTELS   ROOMS    HOTELS   ROOMS    HOTELS   ROOMS
                                                    ------   ------   ------   ------   ------   ------
AMERISUITES
  (1)Owned........................................    65      8,409     69      8,916     (4)      (507)
  Leased..........................................    46      5,710     19      2,403     27      3,307
  Managed.........................................     4        542      1        128      3        414
  Franchised......................................    18      2,205      8      1,026     10      1,179
                                                     ---     ------    ---     ------    ---     ------
          Total...................................   133     16,866     97     12,473     36      4,393
                                                     ===     ======    ===     ======    ===     ======
WELLESLEY INN & SUITES
  (1)Owned........................................    58      6,747     66      7,475     (8)      (728)
  Leased..........................................    --         --     --         --     --         --
  Managed.........................................     5        463     --         --      5        463
  Franchised......................................     7        673     --         --      7        673
                                                     ---     ------    ---     ------    ---     ------
          Total...................................    70      7,883     66      7,475      4        408
                                                     ===     ======    ===     ======    ===     ======
NON-PROPRIETARY BRANDS
  (1)Owned........................................    12      2,303     16      3,276     (4)      (973)
  Leased..........................................     9      1,464      9      1,464     --         --
  Managed.........................................    15      2,234     16      2,604     (1)      (370)
  Franchised......................................    --         --     --         --     --         --
                                                     ---     ------    ---     ------    ---     ------
          Total...................................    36      6,001     41      7,344     (5)    (1,343)
                                                     ===     ======    ===     ======    ===     ======

                                                     DECEMBER 31,      DECEMBER 31,
                                                         2000              1999             CHANGE
                                                    ---------------   ---------------   ---------------
                                                       NUMBER OF         NUMBER OF         NUMBER OF
                                                    HOTELS   ROOMS    HOTELS   ROOMS    HOTELS   ROOMS
                                                    ------   ------   ------   ------   ------   ------
          TOTAL PORTFOLIO
  (1)Owned........................................   135     17,459    151     19,667    (16)    (2,208)
  Leased..........................................    55      7,174     28      3,867     27      3,307
  Managed.........................................    24      3,239     17      2,732      7        507
  Franchised......................................    25      2,878      8      1,026     17      1,852
                                                     ---     ------    ---     ------    ---     ------
          Total...................................   239     30,750    204     27,292     35      3,458
                                                     ===     ======    ===     ======    ===     ======

(1) The Owned Hotels represent those hotels in which the Company owns significant economic interests. The Company owns the land and building on all but 11 hotels which are operated under ground or building lease agreements. The ground and building leases provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues.

(2) In addition to the above, as of December 31, 2000, there were two owned AmeriSuites, two leased AmeriSuites and four franchised AmeriSuites under construction. There was also one Wellesley Inn under conversion by Prime and two by franchisees.

     The following table sets forth the location of the Portfolio as of December 31, 2000:

                                          OWNED            LEASED          MANAGED         FRANCHISED          TOTAL
                                     ---------------   --------------   --------------   --------------   ---------------
                                     HOTELS   ROOMS    HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                                     ------   ------   ------   -----   ------   -----   ------   -----   ------   ------
Alabama............................     1        128      1       128                                        2        256
Arizona............................     6        780      3       364      1       128                      10      1,272
Arkansas...........................     1        130                                                         1        130
California.........................     1        128                       3       306      2       256      6        690
Colorado...........................     5        662      1       126                                        6        788
Connecticut........................     3        389      2       305                       1       103      6        797
Florida............................    23      2,700      6       621      1        80      6       661     36      4,062
Georgia............................     9      1,122      4       499      1       189      2       216     16      2,026
Idaho..............................     1        128                                                         1        128
Illinois...........................     5        649                       3       330      3       380     11      1,359
Indiana............................     2        260      3       383                                        5        643
Kansas.............................     3        374      2       261                                        5        635
Kentucky...........................     2        251                                                         2        251
Louisiana..........................                       1       128                                        1        128
Maine..............................                                                         1       130      1        130
Maryland...........................     2        261      1       128                                        3        389
Massachusetts......................                                        1       158                       1        158
Michigan...........................     3        394                                                         3        394
Minnesota..........................     1        125      1       128      4       514                       6        767
Missouri...........................                       1       135                                        1        135
Nevada.............................     1        125      3       552                                        4        677
New Jersey.........................    12      2,085      4       648      8     1,355                      24      4,088
New Mexico.........................     2        237      2       253                                        4        490
New York...........................     7        850                                        1        82      8        932
North Carolina.....................     5        648      2       248      1        75                       8        971
Ohio...............................     4        460      4       504                                        8        964
Oklahoma...........................     2        256                                        1       128      3        384
Oregon.............................     1        137      1       161                                        2        298
Pennsylvania.......................     3        528                       1       104                       4        632
South Carolina.....................     4        455                                                         4        455

                                          OWNED            LEASED          MANAGED         FRANCHISED          TOTAL
                                     ---------------   --------------   --------------   --------------   ---------------
                                     HOTELS   ROOMS    HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                                     ------   ------   ------   -----   ------   -----   ------   -----   ------   ------
Tennessee..........................     4        503      3       356                       1        84      8        943
Texas..............................    19      2,355      8       985                       5       638     32      3,978
Virginia...........................     3        339      2       261                       2       200      7        800
                                      ---     ------     --     -----     --     -----     --     -----    ---     ------
         Total.....................   135     17,459     55     7,174     24     3,239     25     2,878    239     30,750
                                      ===     ======     ==     =====     ==     =====     ==     =====    ===     ======

     The following table sets forth, for the years ended December 31, 2000 and 1999, operating data by product type for the comparable hotels in the Portfolio as of December 31, 2000.

                                                 OWNED HOTELS                    TOTAL PORTFOLIO
                               ---------------------------------------    ------------------------------
                                     OCCUPANCY         ADR      REVPAR    OCCUPANCY      ADR      REVPAR
                               -------------------   -------    ------    ---------    -------    ------
AMERISUITES
  2000.......................     67.7%              $ 81.61    $55.27       69.2%     $ 81.80    $56.61
  1999.......................     65.3%              $ 81.78    $53.40       66.9%     $ 81.56    $54.56
  Change.....................       2.4  pts.....     (0.2)%     3.5%     2.3 pts.        0.3%      3.8%
WELLESLEY INN & SUITES
  2000.......................     66.5%              $ 60.77    $40.44       67.3%     $ 61.39    $41.30
  1999.......................     63.6%              $ 60.16    $38.27       64.7%     $ 60.40    $39.10
  Change.....................       2.9 pts......       1.0%     5.7%     2.6 pts.        1.6%      5.6%
NON-PROPRIETARY BRANDS
  2000.......................     72.9%              $111.83    $81.55       73.1%     $103.40    $75.57
  1999.......................     71.4%              $106.68    $76.12       70.4%     $ 99.69    $70.18
  Change.....................       1.5 pts......       4.8%     7.1%     2.7 pts.        3.7%      7.7%
TOTAL
  2000.......................     68.2%              $ 82.06    $55.99       69.7%     $ 83.18    $57.98
  1999.......................     65.7%              $ 81.21    $53.36       67.3%     $ 81.91    $55.13
  Change.....................       2.5 pts......       1.0%     4.9%     2.4 pts.        1.6%      5.2%

AMERISUITES

     The Company currently has 133 AmeriSuites in operation and there are eight AmeriSuites hotels under construction. Prime also has an additional 60 executed AmeriSuites franchise agreements for new AmeriSuites to be built. While the majority of the current AmeriSuites hotels were developed with Prime's capital, the Company intends to develop AmeriSuites on a more limited scale with the bulk of new development capital coming from franchisees.

     AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other upscale and mid-price brands such as Courtyard by Marriott, Hilton Garden Inns, Hampton Inns & Suites and Holiday Inn. The average age of the AmeriSuites hotels as of March 15, 2001 was approximately 4.1 years. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the fast-growing all-suites segment.

     AmeriSuites are all-suite, upscale hotels which offer guests an attractively designed suite, a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, high speed internet access, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the size and quality of the guest suites which contain approximately 420 square feet, approximately 25% larger than a standard hotel room. The suites offer distinct living, sleeping and kitchen areas with microwaves, refrigerators, in-room coffee makers, ironing boards and hair dryers. AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites". TCB Suites were developed specifically for the business traveler and feature a well-equipped, in-suite office, including an oversized desk with executive chair, dual phone lines, easy chair and ottoman, in addition to voice mail extras, data ports, speaker phones and other amenities. The typical AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment amenities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct local sales, national marketing programs and a central reservation system.

     Since 1997, the Company has utilized a central reservation system for the AmeriSuites brand developed and operated by Pegasus Solutions ("Pegasus").

WELLESLEY INN & SUITES

     The Company currently has 70 Wellesley Inn & Suites in operation and there are three hotels under conversion. Prime also has an additional nine executed Wellesley Inn & Suites franchise agreements. The brand is comprised of 30 Wellesley Inns and 40 Wellesley Inn & Suites which, in addition to Wellesley Inn features, also contain suite rooms. The Company intends to develop this brand primarily through franchisees and believes that conversion opportunities from other brands exist in this segment.

     Wellesley Inn & Suites are positioned in the mid-price segment of the industry and compete with other chains such as Hampton Inn & Suites, La Quinta Inn & Suites, Holiday Inn Express and Comfort Inn & Suites. The average age of the chain's hotels is 7.1 years. The target customer is the transient business traveler, although approximately 25% of the customers stay on an extended basis.

     Of the Company's 30 Wellesley Inns, 17 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has approximately 100 rooms and is distinguished by a stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television with free movie channels and in-room coffee makers. Marketing efforts for the Wellesley Inns chain rely primarily on direct local marketing, but also include national programs and the same reservation system utilized by AmeriSuites. In Florida, where the population has grown rapidly, the Company has built a geographically concentrated group of Wellesley Inns, thereby developing strong regional brand name recognition.

     The Company's 40 Wellesley Inn & Suites were formed primarily from the conversion of 38 former HomeGate hotels in November 1999. Wellesley Inn & Suites are located primarily in the Southwest, Midwest and Southeast. The conversion has proven to be successful for Prime with REVPAR rising by 22% at these 38 hotels in 2000 over 1999. The typical Wellesley Inn & Suites consists of approximately 110 to 130 rooms. In addition to the amenities of a typical Wellesley Inn, the Wellesley Inn & Suites hotels offer suite accomodations in approximately 60% of the guest rooms. The suites contain approximately 450 square feet offering separate living, sleeping and eating areas. The suite rooms also contain kitchenettes with stove tops, refrigerators and microwaves.

     The Wellesley Inn & Suites utilize the same reservation system as AmeriSuites.

NON-PROPRIETARY BRANDS

     The Company operates 36 non-proprietary brand hotels, 28 of which are in the upscale full-service segment. The Company owns 12 of these hotels, operates nine hotels under lease agreements with REITs and manages 15 hotels for third parties. The full-service hotels provide food and beverage service and banquet facilities and are operated under franchise agreements with Hilton, Radisson, Sheraton, Crowne Plaza, Holiday Inn and Ramada. The full-service hotels are concentrated in the Northeast. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for the full-service hotels consists primarily of business travelers. Sales and marketing efforts are concentrated at the local level where the Company's sales force markets its rooms and its meeting and banquet services to groups for seminars, business meetings and other events. The hotels are also marketed through national franchisor programs and central reservation systems.

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

     The Company also manages eight limited-service hotels for third parties under franchise agreements with Ramada Limited, Country Inn & Suites, Comfort Inn & Suites, Days Inn and Howard Johnson. The limited service hotels generally contain between 100 and 120 rooms and are designed to appeal to business travelers.

     The Company is currently converting one of its non-proprietary brand hotels to a Wellesley Inn and intends to divest certain of its remaining 11 owned non-proprietary brand hotels. Prime intends to pursue opportunities to manage hotels in this segment.

BRAND INFRASTRUCTURE

     As Prime continues to evolve into a franchisor, it has undertaken a number of brand initiatives. These include the following:

          Brand Advertising -- Prime increased its national brand advertising expenditures by 33% in 2000 to $6.3 million. The Company's efforts have focused primarily on print advertising both on a regional level and in national publications such as USA Today. Prime plans to further increase brand advertising expenditures by approximately $1.0 million in 2001 expanding the program to include national television and radio promotions.

          Central Reservation System -- Prime and Pegasus have made several enhancements to the central reservation system. Utilizing fiber optic technology, the Company implemented a seamless two-way interface between the hotels and the reservation system which provides for instant inventory updates for customer and agents. Other initiatives included an easy access booking screen for travel agents and improved database functions.

          National Accounts -- The Company continues to add to the number of national companies listing AmeriSuites and Wellesley Inn & Suites as preferred hotel providers. Prime now has over 200 national accounts which include leading companies throughout the country.

          High Speed Internet Access -- The Company has an agreement with CAIS Internet to provide high speed internet access via laptops or personal computers to all its proprietary brand hotels. Currently, approximately 90% of Prime's AmeriSuites and Wellesley Inn & Suites hotels provide this access with the remainder to be installed in 2001.

          Rewards Programs -- During 2000, the Company increased its AmeriSuites and Wellesley club membership by 37% to approximately 71,000 members. Frequent customers can currently earn rewards such as a free night's stay or an American Express gift certificate. Prime intends to upgrade this program in 2001 to include additional benefits such as airline miles and rental cars.

          E-Commerce -- Recognizing the potential impact that the internet can have on hotel bookings, Prime increased the presence of its brands on the web this year. Customers can book hotel rooms through its proprietary websites (amerisuites.com and wellesleyinnandsuites.com) which were upgraded with enhanced reservation features during 2000. The brands' hotel rooms are also distributed through popular travel web sites such as TravelScape, Priceline, Expedia, Travelocity, WorldRes and Hot Wire. In the future, the Company plans to continue to increase its distribution channels, create web based marketing alliances and develop business to business booking and marketing relationships.

          E-Folio -- In 2000, Prime introduced a new E-folio program in partnership with IBM and Multi-Systems, Inc., its front desk systems provider. The system is a paperless method of collecting and distributing hotel data from corporate travelers to their home offices for immediate expense report generation.

     Management believes that the growing brand infrastructure, consisting of elements such as improved frequent stay programs, an enhanced central reservations system, increased advertising and marketing programs, e-commerce initiatives and the heightened visibility from the increase in the chains' number of hotels in the past year, will enable its brands to compete effectively with older, more established chains.

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

     The following table illustrates the number of franchise agreements executed by Prime through March 15, 2001 since it began its franchising efforts in June 1998.

                                                                     WELLESLEY INN
                                                      AMERISUITES      & SUITES       TOTAL
                                                      -----------    -------------    -----
1998................................................       3               1            4
1999................................................      49               1           50
2000................................................      19               2           21
2001 (through March 15).............................       1               8            9
                                                          --              --           --
     Total..........................................      72              12           84
Less:
  Opened -- Franchised..............................       8               1            9
  Under Construction................................       4               2            6
                                                          --              --           --
Remaining Pipeline..................................      60               9           69
                                                          ==              ==           ==

     Prime believes that the results of its conversion of the former HomeGate hotels to its Wellesley brand will improve the chain's future franchising prospects by adding critical mass to the brand and by demonstrating the feasibility of converting other brands to the Wellesley Inn & Suites brand. As part of its franchising initiatives, in 2000 Wellesley Inn & Suites became a founding sponsor of the Asian American Hotel Owners' Association, a group representing a substantial number of owners in this segment.

     Prime's AmeriSuites and Wellesley franchise agreements typically provide for terms of twenty years and require the franchisee to maintain certain operating and product standards. The franchise fees are generally comprised of an initial application fee, plus monthly fees based on a percentage of hotel revenues. The monthly fees cover royalties and the cost of marketing and reservation services. Prime also offers additional services including purchasing and design services. The standard monthly fees as a percentage of room sales are as follows:

                                                       ROYALTY    MARKETING    RESERVATION
                                                         FEE         FEE           FEE
                                                       -------    ---------    -----------
AmeriSuites..........................................    5.0%        2.0%          1.5%
Wellesley Inn & Suites...............................    4.5%        1.5%          1.5%

DEVELOPMENT

     While the Company has developed the majority of its existing AmeriSuites and Wellesley Inn & Suites, it intends to rely on franchisees for the majority of future development of its hotels.

     During 2000, Prime opened two owned AmeriSuites hotels, located in the Baltimore and Orlando markets. Prime currently has two owned AmeriSuites hotels under construction in the Detroit and San Jose markets. Prime intends to focus any future development efforts in the Northeast and West Coast, or in other areas where the development process is more difficult and high barriers to entry exist. The Company intends to fund new development primarily from internally generated cash flow.

     The Company's Wellesley Inn & Suites development effort will focus on the conversion of other limited-service hotels to its brands. The Company converted one owned hotel in 2000 and intends to convert another owned hotel to its Wellesley brand in 2001.

OPERATIONS

     As a leading domestic hotel operating company, the Company believes that it enjoys a number of operating advantages over other lodging companies. With 214 hotels under management covering a number of price points and broad geographic regions, the Company possesses the critical mass to support operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, resulting in economies of scale.

     The Company's operating strategy combines operating service and guidance from its central management team with decentralized decision-making authority delegated to each hotel's on-site management. The on-site hotel management teams consist of a general manager and, depending on the hotel's size and market position, managers of sales and marketing, food and beverage, front desk services, housekeeping and engineering. The Company's operating objective is to exceed guest expectations by providing quality services and comfortable accommodations at a fair value. On-site hotel management is responsible for efficient expense controls and uses operating standards provided by the Company. Within parameters established in the operating and capital planning process, on-site management possesses broad decision-making authority on operating issues such as guest services, marketing strategies and hiring decisions. Each hotel's management team is empowered to take all necessary steps to ensure guest satisfaction within established guidelines. Key on-site personnel participate in an incentive program based on hotel revenues and profits.

     The central management team is located in Fairfield, New Jersey. Central management provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

     Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 15 to 20 hotels. They are supported by training, food and beverage and human resources departments, each staffed full-time by specialized professionals. The Company's training efforts focus on sales, housekeeping, food service, front desk services and leadership. The Company believes these efforts increase employee effectiveness, reduce turnover and improve the level of guest services.

     Sales and Marketing Management. Sales and marketing management is directed by a corporate staff which includes regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's national sales group, which markets its brands to major companies which produce a high volume of room nights. In cooperation with the regional marketing staff, on-site sales management develops and implements short and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability.

     Complementing regional, national and on-site marketing efforts, the Company formed a sales group under a wholly-owned subsidiary, Market Segments, Inc. ("MSI"). MSI's marketing team targets specific hotel room demand generators including tour operators, major national corporate accounts, athletic teams, religious groups and others with segment-specialized sales initiatives. MSI's primary objective is to book hotel rooms at the Company's hotels and its secondary objective is to market its services on a commission basis to hotels throughout the industry. Sales activities on behalf of non-affiliated hotels increase the number of hotels where bookings can be made to support marketing efforts and defray the costs of the marketing organization.

     The Company's brand advertising programs are developed at the central office. As the AmeriSuites chain has grown, the Company has rapidly increased its brand marketing expenditures, spending approximately 2% of revenues. The Company has also developed a rewards program targeted for frequent travelers which it intends to upgrade in 2001.

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

     Hotel Support Services. The Company's hotel support services combine a number of technical functions in central, specialized management teams to attain economies of scale and minimize costs. Central management establishes human resources guidelines, handles purchasing, directs construction and maintenance and provides design services. Technical staff teams support each hotel's information and communication systems needs. Additionally, the Company directs safety/risk management activities, benefit programs and provides central legal services.

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

LEASED HOTELS

     As of December 31, 2000, the Company operated 55 hotels under lease agreements, primarily with REITs. These are comprised of 24 AmeriSuites owned by Hospitality Properties Trust (HPT), 19 AmeriSuites hotels owned by Equity Inns, Inc., three AmeriSuites owned by Sholodge, Inc., eight full-service hotels owned by MeriStar Hospitality, Inc. and one full-service hotel owned by Winston Hotels. The leases have terms ranging from 10 to 13 years expiring from 2007 to 2013 with certain renewal options. The 27 hotels leased from HPT and Sholodge provide for a fixed annual minimum rent plus eight percent of revenue in excess of a base year. The 28 hotels leased from Equity Inns, MeriStar and Winston provide for rent equal to the greater of base rents, which increase annually by the inflation rate, or percentage rents based on a percentage of room, food and beverage and other revenue. The percentage lease calculations on these 28 hotels are designed to provide the Company with revenue streams equal to approximately 2.5% to 3.0% of hotel revenues.

     In February 2001, MeriStar notified the Company of its intent to terminate its lease agreements with the Company related to four of its full-service hotels effective May 2001. Under the terms of the lease agreement, MeriStar would be obligated to pay termination fees based on a multiple of net operating income related to those terminated leases. The impact of the termination will be immaterial to the Company's financial condition.

MANAGED HOTELS

     As of December 31, 2000, the Company provided hotel management services to third party hotel owners of 24 Managed Hotels. Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting, construction, design and purchasing. The Company's fixed management fee percentages are generally 3.0% to 4.0% of total revenues before giving consideration to performance related incentive payments. Terms of the management agreements vary with expiration dates ranging from 2001 to 2014. The Company intends to pursue new management opportunities to capitalize on its present management infrastructure, particularly in the full-service hotel segment.

AGREEMENTS AS FRANCHISEE

     The Company has entered into franchise licensing agreements with third party franchisors, which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The franchise agreements require the Company to pay monthly fees, to maintain certain standards and to implement certain capital programs. The payment of monthly fees, which typically total 8% to 9% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to monthly fees payable to the franchisor. The Company believes it currently enjoys good relationships with its franchisors.

WORKING CAPITAL

     The Company believes that its operating cash flow is sufficient to cover its current operational and capital needs. The Company also intends to generate proceeds from asset sales, to be utilized for repayment of debt and/or the repurchase of its common shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SEASONALITY

     The impact of seasonality on the Company as a whole is relatively modest due to the seasonal balance achieved from the geographical location of the Company's hotel properties. The second and third quarters of the year are generally the strongest due to business travel patterns.

COMPETITION

     The Company operates hotel properties in areas that contain numerous other hotels, some of which are affiliated with national or regional brands. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 7,750 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are generally good.

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

     Pourzal v. Prime (Civ. No. 1999-139M) This action was commenced on August 18, 1999, against Prime in the district court of the Virgin Islands, Division of St. Thomas and St. John (the "Court"). The action is for breach of a contract allegedly formed in 1978 between Nick Pourzal and American Motor Inns, Inc., a predecessor of Prime. The plaintiff, a former employee of Prime, alleges that Prime or its predecessor breached a contract to make certain payments to him with respect to a parcel of land in St. Thomas U.S.V.I., previously owned by Prime. The plaintiff seeks a declaratory judgment that Prime is liable to him for payment of ten percent (10%) of Prime's pre-tax earnings on the land, as well as compensatory, incidental, and consequential damages, interest, costs, and attorneys' fees. Discovery is currently proceeding in this matter. Prime believes that Plaintiff's action is without merit and intends to vigorously defend this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share, trades on the New York Stock Exchange (the "NYSE") under the symbol "PDQ." As of March 15, 2001 there were 45,008,283 shares of common stock outstanding.

     The following table sets forth the reported high and low closing sales prices of, and the dividends per share on, the common stock on the NYSE.

                                                              HIGH      LOW
                                                              -----    -----
Year Ended December 31, 2000
First Quarter...............................................   8.81     7.25
Second Quarter..............................................   9.94     7.38
Third Quarter...............................................  10.94     9.00
Fourth Quarter..............................................  11.63     9.00
Year Ended December 31, 1999
First Quarter...............................................  11.13     9.06
Second Quarter..............................................  12.94    10.38
Third Quarter...............................................  12.13     7.94
Fourth Quarter..............................................   9.00     7.63

     As of March 15, 2001, the closing sales price of the common stock on the NYSE was $11.05 per share, and there were approximately 1,789 holders of record of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The table below presents selected consolidated financial data derived from the Company's historical financial statements for the five years ended December 31, 2000. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                           2000         1999         1998         1997        1996
                                        ----------   ----------   ----------   ----------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenues......................  $  559,944   $  552,732   $  469,405   $  340,961   $271,100
  Income from continuing operations
     before extraordinary items and
     the cumulative effect of change
     in accounting
     principle........................      62,814       40,197       53,847       25,931     30,048
  Cumulative effect of a change in
     accounting principle (net of
     income taxes)(a).................          --       (5,315)          --           --         --
  Extraordinary items-gains/(losses)
     on discharge of indebtedness (net
     of income taxes).................        (314)          --           --           --        202
  Net income..........................      62,500       34,882       53,847       25,931     30,250
  Pro-forma effect of change in
     accounting principle (net of
     income taxes)(b).................          --           --       (3,788)        (255)    (1,260)
  Pro-forma net income after
     taxes(b).........................  $   62,500   $   34,882   $   50,059   $   25,676   $ 28,990
NET INCOME PER COMMON SHARE:
  Basic...............................  $     1.37   $      .68   $     1.04   $      .56   $    .74
  Diluted.............................  $     1.34   $      .67   $     1.00   $      .54   $    .68
PRO-FORMA NET INCOME PER COMMON
  SHARE(b):
  Basic...............................          --           --   $      .97   $      .55   $    .71
  Diluted.............................          --           --   $      .94   $      .53   $    .66
BALANCE SHEET DATA:
  Total assets........................  $1,159,840   $1,328,779   $1,408,398   $1,196,666   $877,100
  Long-term debt, net of current
     portion..........................     340,987      543,485      582,031      554,500    319,836
  Stockholders' equity................     668,100      632,000      641,045      524,413    484,584

---------------
(a) Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company adopted SOP 98-5 on January 1, 1999, and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

(b) Pro-forma amounts reflect the effect on net income and earnings per share had the Company written off pre-opening costs pursuant to SOP-98-5 in 1995-1998.

     Unaudited selected consolidated quarterly financial data for the years ending December 31, 2000 and 1999 follow (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                            --------------------------------------------------------------------------
                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                              1999        1999         1999            1999         2000        2000
                            ---------   --------   -------------   ------------   ---------   --------
Total revenue.............  $133,300    $146,021     $140,832        $132,579     $137,891    $140,641
Operating income..........    24,677      36,093       10,645          29,321       29,772      36,751
Income before cumulative
  effect of a change in
  accounting principle and
  extraordinary items (net
  of taxes................    11,516      16,264        1,393          11,024       10,757      24,397
Cumulative effect of a
  change in accounting
  principle (net of
  taxes)..................    (5,315)         --           --              --           --          --
Extraordinary items (net
  of taxes)...............        --          --           --              --         (302)         --
Net income................     6,201      16,264        1,393          11,024       10,455      24,397
Earnings per common share:
Basic:
Income before cumulative
  effect of a change in
  accounting principle and
  extraordinary items (net
  of taxes)...............  $   0.22    $   0.32     $   0.03        $   0.22     $   0.22    $   0.54
Cumulative effect of a
  change in accounting
  principle (net of
  taxes)..................     (0.11)         --           --              --           --          --
Extraordinary items (net
  of taxes)...............        --          --           --              --           --          --
                            --------    --------     --------        --------     --------    --------
Earnings per share........  $   0.11    $   0.32     $   0.03        $   0.22     $   0.22    $   0.54
                            ========    ========     ========        ========     ========    ========
Diluted:
Income before cumulative
  effect of a change in
  accounting principle and
  extraordinary items (net
  of taxes)...............  $   0.22    $   0.31     $   0.03        $   0.21     $   0.22    $   0.53
Cumulative effect of a
  change in accounting
  principle (net of
  taxes)..................     (0.10)         --           --              --           --          --
Extraordinary items (net
  of taxes)...............        --          --           --              --           --          --
                            --------    --------     --------        --------     --------    --------
Earnings per share........  $   0.12    $   0.31     $   0.03        $   0.21     $   0.22    $   0.53
                            ========    ========     ========        ========     ========    ========

                                 THREE MONTHS ENDED
                            ----------------------------
                            SEPTEMBER 30,   DECEMBER 31,
                                2000            2000
                            -------------   ------------
Total revenue.............    $146,771        $134,641
Operating income..........      34,456          27,481
Income before cumulative
  effect of a change in
  accounting principle and
  extraordinary items (net
  of taxes................      15,653          12,006
Cumulative effect of a
  change in accounting
  principle (net of
  taxes)..................          --              --
Extraordinary items (net
  of taxes)...............          --             (11)
Net income................      15,653          11,995
Earnings per common share:
Basic:
Income before cumulative
  effect of a change in
  accounting principle and
  extraordinary items (net
  of taxes)...............    $   0.35        $   0.27
Cumulative effect of a
  change in accounting
  principle (net of
  taxes)..................          --              --
Extraordinary items (net
  of taxes)...............          --              --
                              --------        --------
Earnings per share........    $   0.35        $   0.27
                              ========        ========
Diluted:
Income before cumulative
  effect of a change in
  accounting principle and
  extraordinary items (net
  of taxes)...............    $   0.34        $   0.26
Cumulative effect of a
  change in accounting
  principle (net of
  taxes)..................          --              --
Extraordinary items (net
  of taxes)...............          --              --
                              --------        --------
Earnings per share........    $   0.34        $   0.26
                              ========        ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prime is an owner, manager and franchisor of hotels, with 239 hotels in operation containing 30,750 rooms located in 33 states (the "Portfolio") as of December 31, 2000. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inn & Suites(R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of December 31, 2000, the Company owned and operated 135 hotels (the "Owned Hotels"), operated 55 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), managed 24 hotels for third parties (the "Managed Hotels"), and franchised 25 hotels which it does not operate (the "Franchised Hotels"). The Portfolio is comprised of 133 AmeriSuites hotels, 70 Wellesley Inn & Suites hotel and 36 non-proprietary brand hotels.

     The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands. Through the development of its proprietary brands, the Company is in the process of transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. Since Prime began franchising in mid-1998, the Company has executed 72 AmeriSuites franchise agreements. To date, eight of these AmeriSuites have opened and there are currently four AmeriSuites under construction. Of the remaining pipeline of 60 hotels, ten are scheduled to begin construction during the first quarter of 2001. Prime has also signed twelve Wellesley Inn & Suites franchise agreements. To date, one Wellesley Inn & Suites has opened with another two hotels scheduled to be converted from other brands during the first quarter of 2001. In addition, the Company also has 14 AmeriSuites and eleven Wellesley Inn & Suites which are franchised pursuant to asset sales.

     Prime's strategy is also focused on growing the operating profits of its Portfolio. With 214 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

     For the year ended December 31, 2000, revenues were $559.9 million and EBITDA was $170.1 million. Excluding the impact of hotels divested in the past year, revenues increased by 13.7% and EBITDA before lease expense grew by 13.8%. The Company evaluates the performance of its segments based primarily on EBITDA generated by the operations of its hotels. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as alternatives to net income as an indicator of the Company's operating performance or as alternatives to cash flows as a measure of liquidity.

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

  RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000
  COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 2000 increased by $5.7 million, or 1.1%, from $532.7 million in 1999 to $538.4 million in 2000. The increase was due primarily to incremental revenues of $49.7 million from new and converted hotels added during 1999 and 2000. The new hotels consist primarily of the leasehold interests on 27 Sumner Suites hotels acquired from Sholodge in July 2000 and subsequently converted to AmeriSuites in November 2000. In addition, Prime realized growth in revenues at comparable Owned and Leased Hotels of $11.6 million. These increases were offset by a decrease in revenues of $55.6 million related to properties sold during the year.

     The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inn & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

     The following table illustrates the REVPAR growth, by segment in 2000 for the Owned hotels, which were operated for comparable periods in 2000 and 1999.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2000       1999      % CHANGE
                                                       -------    -------    --------
AMERISUITES
  Occupancy..........................................     67.7%      65.3%
  ADR................................................  $ 81.61    $ 81.78
  REVPAR.............................................  $ 55.27    $ 53.40      3.5%
WELLESLEY INN & SUITES
  Occupancy..........................................     66.5%      63.6%
  ADR................................................  $ 60.77    $ 60.16
  REVPAR.............................................  $ 40.44    $ 38.27      5.7%
NON-PROPRIETARY BRANDS
  Occupancy..........................................     72.9%      71.4%
  ADR................................................  $111.83    $106.68
  REVPAR.............................................  $ 81.55    $ 76.12      7.1%
TOTAL
  Occupancy..........................................     68.2%      65.7%
  ADR................................................  $ 82.06    $ 81.21
  REVPAR.............................................  $ 55.99    $ 53.36      4.9%

     The REVPAR increases reflect the results of continued favorable industry trends in the full-service segment, which is concentrated in the Northeast, and growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment. The limited-service segment also reflected strong growth over the prior year due primarily to 38 properties converted from HomeGates to Wellesley Inn & Suites in the fourth quarter of 1999. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 1.0%, and an increase in occupancy, which rose by 2.5 pts or 3.8%.

     Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $3.6 million, or 26.4%, from $13.6 million in 1999 to $17.2 million in 2000. The increase was primarily due to increased base and incentive management fees associated with the Managed Hotels and franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

     Rental and other consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other decreased by $2.0 million from $6.3 million in 1999 to $4.3 million in 2000. This decrease is primarily due to the settlement of various cash flow mortgages and notes receivable in 1999 and 2000.

     Hotel operating expenses which consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance) remained the same at $276.0 million. Hotel operating expenses, as a percentage of hotel revenues, decreased slightly from 51.7% in 1999 to 51.2% in 2000 due to the strong REVPAR increases at the hotels.

     Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $13.2 million, or 18.7%, from $70.9 million in 1999 to $84.1 million in 2000, primarily due to the addition of the 27 leased hotels acquired from Sholodge in July 2000.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the hotels and general corporate expenses. General and administrative expenses increased by $931,000, or 3.2%, from $29.2 million in 1999 to $30.1 million in 2000, due to increased brand advertising which rose from $4.7 million in 1999 to $6.3 million in 2000. As a percentage of total revenues, general and administrative expenses increased slightly from 5.3% in 1999 to 5.4% in 2000.

     Depreciation and amortization expense decreased by $4.2 million, or 9.2%, from $45.8 million in 1999 to $41.6 million in 2000. This decrease was primarily due to the disposal of 22 hotel properties during 2000.

     Valuation and other charges in 1999 consisted of a $7.1 million valuation allowance related to five HomeGate properties, a $22.0 million valuation allowance related to the Frenchman's Reef hotel and $1.4 million for severance charges related to a restructuring of the Company's corporate and regional offices.

     Investment income increased by $323,000, or 20.0%, from $1.6 million in 1999 to $1.9 million in 2000 primarily due to higher cash balances and interest earned on security deposits on the leased hotels acquired from Sholodge.

     Interest expense decreased by $2.3 million, or 5.3%, from $43.6 million in 1999 to $41.3 million in 2000, primarily due to the paydowns of debt resulting from asset sales and operating cash flows. The Company capitalized $2.3 million and $11.0 million of interest in 2000 and 1999, respectively. Excluding the impact of capitalized interest and the amortization of deferred loan fees, cash interest expense declined by $10.9 million, or 21.2%, from $51.5 million in 1999 to $40.6 million in 2000.

     Other income consists of property transactions and other items, which are not part of the Company's recurring operations. Other income in 2000 consisted of $13.9 million of net gains related to the disposition of properties. Other income in 1999 consisted of a $4.0 million fee for the termination of a hotel sale agreement, net gains on disposition of property of $8.0 million and losses of $4.8 million on the sales of marketable securities.

     Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company adopted SOP 98-5 on January 1, 1999 and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

  RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 1999 increased by $85.4 million or 19.1% from $447.4 million in 1998. The increase was due primarily to incremental revenues of $79.1 million from new hotels added during 1998 and 1999, growth in revenues at comparable

Owned Hotels of $3.6 million and increased revenues related to the Frenchman's Reef of $5.7 million. Revenues related to properties sold during the year offset these increases.

     The following table illustrates the REVPAR growth, by segment in 1999 for the Owned Hotels which were operated for comparable periods in 1999 and 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1999       1998      % CHANGE
                                                        -------    -------    --------
AMERISUITES
  Occupancy...........................................     68.4%      66.2%
  ADR.................................................  $ 81.70    $ 81.85
  REVPAR..............................................  $ 55.88    $ 53.87      3.7%
WELLESLEY INN & SUITES
  Occupancy...........................................     71.0%      70.8%
  ADR.................................................  $ 60.90    $ 61.13
  REVPAR..............................................  $ 43.26    $ 43.26      0.0%
NON-PROPRIETARY BRANDS
  Occupancy...........................................     70.8%      70.7%
  ADR.................................................  $106.02    $101.95
  REVPAR..............................................  $ 75.06    $ 72.03      4.2%
TOTAL
  Occupancy...........................................     69.4%      68.0%
  ADR.................................................  $ 81.65    $ 80.89
  REVPAR..............................................  $ 56.67    $ 54.96      3.1%

     Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $2.7 million, or 24.8%, from $10.9 million in 1998 to $13.6 million in 1999. The increase was primarily due to increased base and incentive management fees associated with the Managed Hotels and franchise royalty fees derived from hotels sold to franchisees.

     Rental and other consist of rental income, interest on mortgages and notes receivable primarily relates to mortgages secured by certain Managed Hotels and other miscellaneous operating income. Rental and other decreased by $4.8 million from $11.1 million in 1998 to $6.3 million in 1999. This decrease is primarily due to the settlement of various cash flow mortgages and notes receivable in 1998 and 1999 and business interruption insurance revenue recognized in 1998 of $4.0 million related to the Company's claim related to the hurricane damage at the Frenchman's Reef caused by Hurricane Bertha in July 1996.

     Hotel operating expenses, which consist of all cost, related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance) increased by $38.1 million or 16.0% from $237.5 million to $275.6 million. This increase was due primarily to $37.7 million of incremental expense from new hotels added during 1999 and 1998. Hotel operating expenses, as a percentage of hotel revenues decreased from 53.1% in 1998 to 51.7% in 1999 due to the strong increases in REVPAR.

     Rent and other occupancy expenses consist primarily of rent expense, property insurance, and real estate and other taxes. Rent and other occupancy expenses increased by $13.8 million, or 24.2%, from $57.1 million in 1998 to $70.9 million in 1999, primarily due to the full year's rent associated with the sale/leaseback of nine hotels to Equity Inns, Inc. ("Equity Inns") and eight hotels to MeriStar Hospitality Corporation ("MeriStar") in 1998. As a percentage of hotel revenues, occupancy and other operating expenses increased from 12.8% in 1998 to 13.3% in 1999, primarily due to the rent associated with the Leased Hotels.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the hotels and general corporate expenses. General and administrative expenses increased by $2.7 million, or 10.2%, from $26.5 million in 1998 to $29.2 million in 1999, due to increased brand advertising, payroll and training costs associated with opening new AmeriSuites and Wellesley Inn & Suites hotels and the costs related to the development of the Company's franchising business. As a percentage of total revenues, general and administrative expenses decreased from 5.6% in 1998 to 5.3% in 1999.

     Depreciation and amortization expense increased by $3.8 million, or 9.2%, from $42.0 million in 1998 to $45.8 million in 1999. This increase was due primarily to the impact of new hotel properties.

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

     Other income/loss consists of property transactions and other items, which are not part of the Company's recurring operations. Other income in 1999 consisted of a $4.0 million fee for the termination of a hotel sale agreement, net gains on disposition of property of $8.0 million and losses of $4.8 million on the sales of marketable securities. For the year ended December 31, 1998, other income consisted of gains associated with the settlement of notes receivable of $18.4 million, net gains on property sales of $1.1 million and a net loss on the sale of marketable securities of $1.3 million.

     Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company adopted SOP 98-5 on January 1, 1999 and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had cash, cash equivalents and current marketable securities of $5.1 million. In addition, at December 31, 2000, the Company had $139.0 million available to it under its Revolving Credit Facility.

     The Company's major sources of cash for 2000 were net proceeds from the sales of hotels of $183.5 million, cash flows from operations of $77.8 million and borrowings of $31.0 million. The Company's major uses of cash during the period were debt repayments of $214.0 million, capital expenditures of $39.0, repurchases of its common stock totaling $31.0 million and the posting of a $16.5 million security deposit.

     Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $3.1 million in 2000 and $5.0 million in 1999. At December 31, 2000, the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $52.4 million, which are subject to annual utilization limitations and expire in 2006.

     Sources of Capital. The Company has undertaken a strategic initiative to dispose of certain hotel real estate while retaining the franchise rights and to invest the proceeds in the reduction of debt, the growth of its proprietary brands and the repurchase of the Company's common stock.

     During 2000, the Company sold $214.7 million of assets. These were comprised of the sale of the Frenchman's Reef hotel for $73.0 million, five AmeriSuites for $56.0 million, ten Wellesley Inn and Suites for $45.0 million, one full service property for $18.2 million and the remaining five HomeGate hotels for $17.7 million. The Company also sold five land parcels for $4.8 million.

     The Company has a $200.0 million Revolving Credit Facility, which bears interest at LIBOR plus 2.0%. The facility is available through 2001 and may be extended by the Company for an additional year. The aggregate amount of the Revolving Credit Facility was reduced to $175.0 million in December 2000 and will be reduced to $125.0 million in December 2001. Borrowings under the facility are secured by first liens on certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the facility is subject to a borrowing base test and certain other covenants. During 2000, the Company borrowed $31.0 million and repaid $156.0 million under this facility eliminating the entire amount outstanding in December 2000, with further availability of $139.0 million under its borrowing base test.

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

     Uses of Capital. The Company utilized the proceeds from asset sales, along with its cash flow from operations, to reduce its debt balance during the year by $203.3 million to $345.7 million at December 31, 2000. This reduction of debt was primarily comprised of the gross payments or transfers of $62.0 million of mortgage debt on assets sold, the net reduction in the outstanding Revolving Credit Facility debt of $125.0 million and the retirement of $15.9 million of the Company's $120 million First Mortgage Notes due 2006 ("First Mortgage Notes").

     The Company also purchased approximately 3.9 million shares of its common stock during 2000 for $31.0 million at an average cost of $7.98 per share. The Revolving Credit Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million. As of March 15, 2001, the Company has repurchased $33.4 million of its shares under this covenant and has $44.8 million of availability based on the proceeds from asset sales.

     Under the terms of its lease agreement with HPT, the Company posted a $16.5 million cash deposit which will be returned to the Company at the earliest of the end of the lease or when the hotels achieve a 1.3 to 1.0 cash flow coverage.

     The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate development will be limited. The Company opened two owned AmeriSuites in 2000 and spent $19.3 million during 2000 on new construction. The Company plans to spend approximately $25.0 to $30.0 million during 2001 on the construction of two AmeriSuites and the conversion of two Wellesley Inns. In addition, in 2000 the Company also spent $19.7 million on capital improvements at its Owned Hotels and expects to spend a similar amount on its Owned Hotels in 2001. The Company plans to fund its corporate development and capital improvements with internally generated cash flow.

     In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. At December 31, 2000, the Company had advances of approximately $125.8 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. At December 31, 2000, 1999 and 1998 a hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would have an adverse affect on the Company's annual interest cost by approximately $175,000, $1.9 million and $2.5 million annually.

     The Company has changed its method of disclosure to the above from the December 31, 1999 Form 10-K filed March 28, 2000, due to the $125.0 million reduction in its variable debt balance and the termination of its interest rate protection agreement in October 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

NAME                                        AGE                        POSITIONS
----                                        ---                        ---------
A.F. Petrocelli...........................  57     President, Chief Executive Officer and Chairman of
                                                   the Board of Directors
Lawrence N. Friedland(1)..................  78     Director
Howard M. Lorber(1).......................  52     Director
Herbert Lust, II(1).......................  74     Director
Jack H. Nusbaum...........................  60     Director
Allen Kaplan..............................  51     Director
Douglas W. Vicari.........................  41     Director, Senior Vice President and Chief
                                                   Financial Officer
Joseph Bernadino..........................  54     Senior Vice President, Secretary and General
                                                   Counsel
Stephen M. Kronick........................  46     Senior Vice President/Hotel Operations
John Valletta.............................  49     Senior Vice President/Hotel Operations
Richard T. Szymanski......................  43     Vice President/Finance

---------------
(1) Member of the Compensation and Audit Committee.

     The following is a biographical summary of the experience of the directors and executive officers of the Company:

          A.F. Petrocelli has been a Director since 1992 and was a member of the Compensation and Audit Committee from 1993 to 1998. Mr. Petrocelli has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1998. Mr. Petrocelli has been Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan's Famous, Inc., Boyar Value Fund, Inc. and Philips International Realty Corp.

          Lawrence N. Friedland has been a Director of the Company and a member of the compensation and Audit Committee since 1998. Mr. Friedland has been a partner in the law firm of Hoffinger Friedland Dobrish & Stern, P.C. for more than the past 25 years. He has been a director of the Apple Bank for Savings since 1990, a director of Lutron Electronics Co., Inc. since 1961, a member of the Advisory Committee of Brown Harris Stevens, LLC since 1995 and a general partner, manager or director of numerous real estate entities.

          Howard M. Lorber has been a Director of the Company and a member since 1994 and Chairman since 1998 of the Compensation and Audit Committee. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc. for more than the past five years and Chairman of the Board of Directors and Chief Executive Officer of Hallman & Lorber Associates, Inc., for over five years. He has been a director, President and Chief Operating Officer of New Valley Corporation for more than five years. He has been a director of and member of the Audit Committee of United Capital Corp. for more than the past five years. He also became President and Chief Operating Officer of Vector Group Ltd. In January 2001.

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

          Allen S. Kaplan has been a Director of the Company since February 2001. Mr. Kaplan has been Vice President and Chief Operating Officer of Team Systems, Inc. for more than the past five years. He also is currently Vice President of the Metropolitan Taxicab Board of Trade and a director of Ameritrans Capital Corp.

          Douglas W. Vicari has been a Director of the Company since 1999 and Senior Vice President and Chief Financial Officer of the Company since 1998. Prior to that he had been a Vice President and Treasurer of the Company for more than five years.

          Joseph Bernadino has been Senior Vice President, Secretary and General Counsel of the Company since 1992.

          Stephen M. Kronick has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of the Company for more than five years.

          John Valletta has been a Senior Vice President of the Company since 2000. Prior to that he was a Vice President of Operations for La Quinta Inns for more than five years.

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

     2. Exhibits

     2(a) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates,
           L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.
      (b) Reference is made to Consent of the Holders Thereof to the Purchase by the Company of the Outstanding First Mortgage
           Notes filed as an Exhibit to the Company's 8-K, dated March
           21, 1996, which is incorporated herein by reference.
      (c) Reference is made to the Agreement and Plan of Merger as of July 25, 1997 by and among Prime Hospitality Corp., PH Sub
           Corporation and Homegate Hospitality, Inc. filed as an Exhibit to the Company's Form S-4, dated October 24, 1997, which is incorporated herein by reference.
      (d)  Reference is made to the form of Amended and Restated
           Purchase and Sale Agreement between Prime Hospitality Corp., as seller and Equity Inns Partnership, L.P., as purchaser, dated December 2, 1997, filed as an Exhibit to the Company's
           Form 8-K dated December 11, 1997, which is incorporated herein by reference.
      (e)  Reference is made to the form of Amended and Restated
           Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and American General Hospitality Operating
           Partnership, L.P., as purchaser, dated January 7, 1998 filed as an Exhibit to the Company's Form 8-K dated January 7,
           1998, which is incorporated herein by reference.
      (f) Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns
           Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.
      (g) Reference is made to the Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Marriott
           International, Inc. as purchaser, dated September 15, 1999 which is incorporated herein by reference.
      (h)  Reference is made to the First Amendment dated December 18,
           1999, to Purchase and Sale Agreement between Prime
           Hospitality Corp. and Marriott International, Inc., dated
           September 15, 1999 which is incorporated herein by reference.
      (i) Reference is made to the Sale and Purchase Agreement between Prime Hospitality Inc. and Sholodge, Inc., dated March 16,
           2000 which is incorporated herein by reference.

         (j) First Amendment to Sale and Purchase Agreement dated July 9, 2000, by and between Sholodge, Inc. and
           Prime Hospitality Corp. filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000.
         (k) Lease Agreement Dated as of November 19, 1997 by and between HPT Suite Properties Trust as Landlord, and Suite Tenant, Inc. as Tenant, filed as an Exhibit to the Company's Form 10-K, dated March 28,
           2000.
         (l) First Amendment to Lease Agreement entered March 5, 1999 by and between HPT Suite Properties Trust as landlord and Suite Tenant, Inc. filed as an Exhibit to the Company's. Form 10-K dated March 28, 2000.
         (m) Second Amendment to Lease Agreement and First Amendment to Incidental Documents dated June 29, 1999 by and between Hospitality Properties Trust as landlord HPT Suites Properties Trust and Sholodge,
           Inc., Suite Tenant, as tenant filed as an Exhibit to the Company's. Form 10-K, dated March 28, 2000.
         (n) Third Amendment to Lease Agreement dated March 3, 2000, by and between HPT Suite Properties Trust as
           Landlord, and Suite Tenant, Tenant, filed as an Exhibit to the Company's Form 10-K, dated March 28,
           2000.
         (o) Fourth Amendment to Lease Agreement and Amendment to Incidental Documents dated May 11, 2000 by and between HPT Suite Properties Trust as Landlord and Suite Tenant, Tenant, filed as an Exhibit to the
           Company's Form 10-K, dated March 28, 2000.
         (p) Consent to Assignment, Fifth Amendment to Lease Agreement and Amendment to Incidental Documents dated
           July 9, 2000 by and among HPT Suites Properties, Suite Tenant, Inc. and Glen Rock Holding Corp. filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000.
        3(a) Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.
         (b) Reference is made to the Restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company's Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.
         (c) Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form
           10-K, dated September 25, 1992, which is incorporated herein by reference.
        4(a) Reference is made to a Form 8-A of the Company as filed on June 5, 1992 with the Securities and
           Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is incorporated herein by reference.
         (b) Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated
           March 21, 1996, which is incorporated herein by reference.
         (c) Reference is made to the Senior Secured Revolving Credit Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York Branch, as Documentation
           Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment No. 1 to
           Form S-3 dated July 26, 1996, which is incorporated herein by reference.
         (d) Reference is made to the 9 3/4% Senior Secured Subordinated Notes due 2007, dated March 21, 1997, filed as an exhibit to the Company's Form S-4, dated April 2, 1997, which is incorporated herein by reference.

      (e)  Reference is made to the Amended and Restated Senior Secured
           Revolving Credit Agreement, dated as of December 17, 1997, among Prime Hospitality Corp., and The Lenders Party hereto, and Societe Generale, Southwest Agency, as Documentation
           Agent, and Credit Lyonnais New York Branch, as Syndication
           Agent, and Bankers Trust Company, as Agents filed as an Exhibit to the Company's Form 10-K, dated December 31, 1997, which is incorporated herein by reference.
      (f)  Reference is made to the Second Amendment to the Senior
           Secured Revolving Credit Agreement, dated September 30,
           1998, among Prime Hospitality Corp., Societe Generale
           Southwest Agency, as Documentation Agent, Credit Lyonnais
           New York Bank, as Syndication Agent and Bankers Trust
           Company as Agent for Lenders filed as an Exhibit to the Company's Form 10-Q dated November 6, 1998, which is incorporated herein by reference.
      (g)  Reference is made to the Third Amendment to the Senior
           Secured Revolving Credit Agreement, dated October 27, 1999, among Prime Hospitality Corp., Societe Generale Southwest
           Agency, as Documentation Agent, Credit Lyonnais New York
           Bank, as Syndication Agent and Bankers Trust Company as
           Agent for Lenders filed as an exhibit to the Company's Form
           10-K dated December 31, 1999, which is incorporated herein by reference.
    10(a)  Reference is made to the 1992 Performance Incentive Stock
           Option Plan of the Company, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25,
           1992, which is incorporated herein by reference.
      (b) Reference is made to the 1992 Stock Option Plan of the Company filed as an Exhibit to the Company's Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
      (c)  Reference is made to an Amendment regarding the 1995
           Employee and Non-Employee Stock Option Plans, incorporated in the Company's proxy statement dated April 13, 1998, whereby $1.8 million shares were made available for distribution which is incorporated herein by reference.
      (d)  Reference is made to Change of Control Agreement, dated May
           14, 1998, between Joseph Bernadino and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
      (e)  Reference is made to Change of Control Agreement, dated May
           14, 1998, between Richard T. Szymanski and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26,
           1999 which is incorporated herein by reference.
      (f)  Reference is made to Change of Control Agreement, dated May
           14, 1998, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
      (g)  Reference is made to Employment Agreement, dated September
           14, 1998, between Attilio F. Petrocelli and the Company which is incorporated herein by reference.
      (h)  Reference is made to Change of Control Agreement, dated
           September 14, 1998, between Atillio F. Petrocelli and the
           Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
      (i) Reference is made to the Nonqualified Stock Option Agreement dated October 14, 1998 between A.F. Petrocelli and the
           Company which is incorporated herein by reference.
      (j)  Reference is made to the Change in Control Agreement, dated
           October 25, 1999, between Stephen Kronick and the Company which is incorporated herein by reference.
      (k)  Reference is made to the Amendment to Change in Control
           Agreement, dated March 18, 1999, between A.F. Petrocelli and the Company which is incorporated herein by reference.

     (21) Subsidiaries of the Company are as follows:

                                                              JURISDICTION OF
NAME                                                           INCORPORATION
----                                                          ---------------
Alpine Holding Corp.........................................    Delaware
AmeriSuites Franchising, Inc................................    Delaware
AmeriSuites Vacation Club, Inc..............................    Delaware
Budd Holding Corp...........................................    Delaware
Caldwell Holding Corp.......................................    Delaware
Clifton Holding Corp........................................    Delaware
Dynamic Marketing Group, Inc................................    Delaware
Edison Holding Corp.........................................    Delaware
Fairfield-Meridian Claims Service, Inc......................    Delaware
Fairfield Holding Corp......................................    Delaware
Flanders Holding Corp.......................................    Delaware
Glen Rock Holding Corp......................................    Delaware
Glen Rock Liquor License, Inc...............................    Delaware
Haledon Holding Corp........................................    Delaware
KSA Management, Inc.........................................     Kansas
Landing Holding Corp........................................    Delaware
Mahwah Holding Corp.........................................    Delaware
Market Segments, Incorporated...............................    Delaware
Maywood Holding Corp........................................    Delaware
Oradell Holding Corp........................................    Delaware
Prime Hospitality Franchising, Inc..........................    Delaware
Prime Hospitality Management Co., Inc.......................    Delaware
Prime-O-Lene, Inc...........................................   New Jersey
Republic Motor Inns, Inc....................................    Virginia
Ridgewood Holding Corp......................................    Delaware
Roxbury Holding Corp........................................    Delaware
Secaucus Holding Corp.......................................    Delaware
Wayne Holding Corp..........................................    Delaware
Wellesley Inn & Suites Franchising, Inc.....................    Delaware

     (23) Consent of independent auditors.

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(ITEM 14(a))

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Financial Statements:
  Balance Sheets at December 31, 2000 and 1999..............  F-3
  Statements of Income for the Years Ended December 31,
     2000, 1999 and 1998....................................  F-4
  Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998.......................  F-5
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  F-6
Notes to Consolidated Financial Statements..................  F-7

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

     We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Hospitality Corp. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
February 8, 2001

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents...................................  $    1,735    $    7,240
Marketable securities available for sale....................       3,325         8,262
Accounts receivable, net of allowance of $1,067 and $954 in
  2000 and 1999, respectively...............................      27,916        21,379
Current portion of mortgages and notes receivable...........       3,306         1,920
Other current assets........................................      17,745        16,879
                                                              ----------    ----------
          Total current assets..............................      54,027        55,680
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization.................   1,015,997     1,093,123
Assets held for sale........................................      32,517       134,596
Mortgages and notes receivable, net of current portion......      11,991        11,750
Other assets................................................      45,308        33,630
                                                              ----------    ----------
          Total Assets......................................  $1,159,840    $1,328,779
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt.....................................  $    4,702    $    5,547
Current portion of deferred income..........................      10,322        10,322
Other current liabilities...................................      62,228        61,225
                                                              ----------    ----------
          Total current liabilities.........................      77,252        77,094
Long-term debt, net of current portion......................     340,987       543,485
Deferred income, net of current portion.....................      60,950        70,977
Other liabilities...........................................      12,551         5,223
                                                              ----------    ----------
          Total Liabilities.................................     491,740       696,779
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $10 per share; 20,000,000 shares
  authorized; none issued...................................          --            --
Common stock, par value $01 per share; 75,000,000 shares
  authorized; 55,972,932 and 55,747,340 shares issued and
  outstanding in 2000 and 1999, respectively................         560           557
Capital in excess of par value..............................     524,549       519,834
Retained earnings...........................................     256,966       194,466
Accumulated other comprehensive loss, net of taxes..........      (2,838)       (2,694)
Treasury stock, at cost (11,130,878 and 7,263,578 shares in
  2000 and 1999, respectively)..............................    (111,137)      (80,163)
                                                              ----------    ----------
          Total Stockholders' Equity........................     668,100       632,000
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,159,840    $1,328,779
                                                              ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Hotel revenues...........................................   $538,410      $532,746      $447,379
  Management, franchise and other fees.....................     17,230        13,637        10,924
  Rental and other.........................................      4,304         6,349        11,102
                                                              --------      --------      --------
          Total revenues...................................    559,944       552,732       469,405
                                                              --------      --------      --------
Costs and expenses:
Hotel operating expenses...................................    275,641       275,643       237,532
Rent and other occupancy...................................     84,100        70,862        57,067
General and administrative.................................     30,131        29,200        26,509
Depreciation and amortization..............................     41,611        45,835        41,975
Valuation and other charges................................         --        30,456        17,361
                                                              --------      --------      --------
          Total costs and expenses.........................    431,483       451,996       380,444
                                                              --------      --------      --------
Operating income...........................................    128,461       100,736        88,961
Investment income..........................................      1,936         1,613         3,486
Interest expense...........................................    (41,325)      (43,634)      (23,914)
Other income, net..........................................     13,901         7,182        18,132
Income before income taxes, the cumulative effect of a
  change in accounting principle and extraordinary items...    102,973        65,897        86,665
Provision for income taxes.................................     40,159        25,700        32,818
                                                              --------      --------      --------
Income before the cumulative effect of a change in
  accounting principle and extraordinary items.............     62,814        40,197        53,847
Cumulative effect of a change in accounting principle (net
  of income taxes of $3,398)...............................         --        (5,315)           --
Extraordinary item (net of income taxes of $201)...........       (314)           --            --
                                                              --------      --------      --------
Net income.................................................   $ 62,500      $ 34,882      $ 53,847
                                                              ========      ========      ========
Basic earnings per Common Share:
Income before the cumulative effect of a change in
  accounting principle and extraordinary items.............   $   1.37      $    .79      $   1.04
Cumulative effect of a change in accounting principle......         --          (.11)           --
Extraordinary item.........................................         --            --            --
                                                              --------      --------      --------
Net income per common share................................   $   1.37      $    .68      $   1.04
                                                              ========      ========      ========
Diluted earnings per Common Share:
Income before the cumulative effect of a change in
  accounting principle and extraordinary items.............   $   1.34      $    .77      $   1.00
Cumulative effect of a change in accounting principle......         --          (.10)           --
Extraordinary item.........................................                       --            --
                                                              --------      --------      --------
Net income per common share................................   $   1.34      $    .67      $   1.00
                                                              ========      ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED
                                                                                 OTHER
                                  COMMON STOCK       CAPITAL IN              COMPREHENSIVE
                               -------------------   EXCESS OF    RETAINED     LOSS, NET     TREASURY               COMPREHENSIVE
                                 SHARES     AMOUNT   PAR VALUE    EARNINGS     OF TAXES        STOCK      TOTAL        INCOME
                               ----------   ------   ----------   --------   -------------   ---------   --------   -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance December 31, 1997....  47,182,972    $472     $419,242    $105,737      $    --      $  (1,038)  $524,413      $    --
Net income...................          --      --           --      53,847           --             --     53,847       53,847
Utilization of net operating
  loss carryforwards.........          --      --        3,956          --           --             --      3,956           --
Amortization of pre-fresh
  start tax basis
  differences................          --      --        1,005          --           --             --      1,005           --
Proceeds from exercise of
  stock options..............     146,167       2        1,906          --           --             --      1,908           --
Proceeds from exercise of
  stock warrants.............     637,524       6        1,712          --           --             --      1,718           --
Unrealized loss on marketable
  securities available for
  sale (net of income
  taxes).....................          --      --           --          --       (4,993)            --     (4,993)      (4,993)
Conversion of long-term
  debt.......................   7,185,551      72       84,160          --           --             --     84,232           --
Treasury stock purchases.....  (1,420,400)     --           --          --           --        (25,041)   (25,041)          --
Contribution from
  shareholder................          --      --           --          --           --             --         --           --
                                                                                                                       -------
Comprehensive income.........          --      --           --          --           --             --         --      $48,854
                               ----------    ----     --------    --------      -------      ---------   --------      =======
Balance December 31, 1998....  53,731,814     552      511,981     159,584       (4,993)       (26,079)   641,045      $    --
Net income...................          --      --           --      34,882           --             --     34,882       34,882
Utilization of net operating
  loss carryforwards.........          --      --        3,425          --           --             --      3,425           --
Amortization of pre-fresh
  start tax basis
  differences................          --      --          484          --           --             --        484           --
Proceeds from exercise of
  stock options..............     545,087       5        3,944          --           --             --      3,949           --
Unrealized gain marketable
  securities available for
  sale (net of income
  taxes).....................          --      --           --          --        2,299             --      2,299        2,299
Treasury stock purchases.....  (5,793,139)     --           --          --           --        (54,084)   (54,084)          --
                                                                                                                       -------
Comprehensive income.........          --      --           --          --           --             --         --      $37,181
                               ----------    ----     --------    --------      -------      ---------   --------      =======
Balance December 31, 1999....  48,483,762     557      519,834     194,466       (2,694)       (80,163)   632,000      $    --
Net income...................          --      --           --      62,500           --             --     62,500       62,500
Utilization of net operating
  loss carryforwards.........          --      --        3,057          --           --             --      3,057           --
Proceeds from exercise of
  stock options..............     228,922       3        1,658          --           --             --      1,661           --
Unrealized loss marketable
  securities available for
  sale (net of income
  taxes).....................          --      --           --          --         (144)            --       (144)        (144)
Treasury stock purchases.....  (3,867,300)     --           --          --           --        (30,974)   (30,974)          --
                                                                                                                       -------
Comprehensive income.........          --      --           --          --           --             --         --      $62,356
                               ----------    ----     --------    --------      -------      ---------   --------      =======
Balance December 31, 2000....  44,845,384    $560     $524,549    $256,966      $(2,838)     $(111,137)  $668,100
                               ==========    ====     ========    ========      =======      =========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
Net income...............................................  $  62,500    $ 34,882    $  53,847
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................     41,611      45,835       41,975
  Valuation adjustment on properties held for sale.......         --      29,045       10,000
  Amortization of deferred financing costs...............      2,921       3,113        3,109
  Utilization of net operating loss carryforwards........      3,057       3,425        3,956
  Extraordinary items....................................        514          --           --
  Amortization of pre-fresh start tax basis
     differences.........................................         --         484        1,005
  Net gains on sales of assets...........................    (13,901)     (3,182)     (18,132)
  Cumulative effect of a change in accounting
     principle...........................................         --       8,713           --
  Amortization of deferred income........................     (9,984)    (10,028)      (9,421)
  Deferred income taxes..................................      3,894      (7,858)      (4,259)
  Reserve for hurricane damages..........................         --          --        1,000
Increase/(decrease) from changes in other operating
  assets and liabilities:
  Accounts receivable....................................     (6,537)       (564)      (4,498)
  Other current assets...................................     (3,398)      9,306       (1,554)
  Other liabilities......................................     (2,844)    (13,379)       5,405
                                                           ---------    --------    ---------
     Net cash provided by operating activities...........     77,833      99,792       82,433
Cash flows from investing activities:
  Net proceeds from mortgages and notes receivable.......      1,387         785       26,320
  Disbursements for mortgages and notes receivable.......       (668)     (1,771)      (1,541)
  Proceeds from sales of property, equipment and
     leasehold improvements..............................    183,497      86,660      223,773
  Purchases of property, equipment and leasehold
     improvements........................................    (19,702)    (20,384)     (28,473)
  Construction of new hotels.............................    (19,312)    (88,013)    (402,288)
  Decrease/(increase) in restricted cash.................        400       8,580       (7,012)
  Proceeds from insurance settlement.....................         --       4,706        3,782
  Proceeds from sales of marketable securities...........         --       7,725        1,906
  Security deposits on leased hotels.....................    (16,500)         --           --
  Purchase of marketable securities......................         --      (4,702)        (350)
  Other..................................................        (20)       (176)      (3,298)
                                                           ---------    --------    ---------
     Net cash provided by (used in) investing
       activities........................................    129,082      (6,590)    (187,181)
                                                           ---------    --------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of debt.....................     30,820      22,352      203,552
  Payments of debt.......................................   (213,927)    (70,713)     (69,870)
  Proceeds from the exercise of stock options and
     warrants............................................      1,661       3,949        3,628
  Purchase of treasury stock.............................    (30,974)    (54,084)     (25,041)
                                                           ---------    --------    ---------
     Net cash provided by/(used in) financing
       activities........................................   (212,420)    (98,496)     112,269
                                                           ---------    --------    ---------
Net (decrease)/increase in cash and cash equivalents.....     (5,505)     (5,294)       7,521
Cash and cash equivalents at beginning of year...........      7,240      12,534        5,013
                                                           ---------    --------    ---------
Cash and cash equivalents at end of year.................  $   1,735    $  7,240    $  12,534
                                                           =========    ========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

     The Company is an owner, manager and franchisor of hotels, with 239 hotels in operation containing 30,750 rooms located in 33 states (the "Portfolio") as of December 31, 2000. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inn & Suites(R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. As of March 15, 2001, the Company owned and operated 135 hotels (the "Owned Hotels"), operated 55 hotels under lease agreements with real estate investment trusts (the "Leased Hotels"), managed 24 hotels for third parties (the "Managed Hotels"), and franchised 25 hotels which it does not operate (the "Franchised Hotels"). The portfolio is comprised of 133 AmeriSuites hotels, 70 Wellesley Inn & Suites hotels and 36 non-proprietary brand hotels.

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

CASH EQUIVALENTS

     Cash equivalents are highly liquid, unrestricted investments with a maturity of three months or less when acquired. At December 31, 2000 and 1999, cash and cash equivalents were comprised of approximately $180,000 and $644,000, respectively, of cash, and $1.5 million and $6.6 million, respectively, of commercial paper and other cash equivalents.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

MARKETABLE SECURITIES

     Marketable securities consist of equity securities, which are available for sale within one year. Marketable securities are valued at current market value. The differences between the historical cost of the marketable securities available for sale and the current market value are reflected in stockholders' equity, as accumulated other comprehensive losses, net of income taxes. Realized gains and losses are determined using the cost basis of the security recorded at the time of purchase. At December 31, 2000 and 1999, the Company has marketable securities available for sale of $3.3 million and $8.2 million, respectively with an original cost basis of $8.0 million and $13.1 million, respectively.

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

     Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell (See Notes 3).

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

     The Company measures impairment of its mortgages and notes receivable based on the present value of expected future cash flows (net of estimated costs to sell) discounted at the effective interest rate. Impairment can also be measured based on observable market price or the fair value of collateral, if the mortgages and notes receivable are collateral dependent. If the measure of the impaired mortgage or note receivable is less than the recorded investment, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment of the mortgage and notes receivable had occurred as of December 31, 2000, 1999 and 1998.

OTHER ASSETS

     Other assets consist primarily of deferred issuance costs related to the Company's debt obligations and security deposits. Deferred issuance costs are amortized over the respective terms of the loans.

INSURANCE PROGRAMS

     The Company uses an incurred loss retrospective insurance plan for general and auto liability and workers' compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence and aggregate cash outlay.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and dependents, which is partially funded by payroll deductions. Payments for major medical and hospitalization below specified aggregate annual amounts are self-insured by the Company. Claims for benefits in excess of these amounts are covered by insurance purchased by the Company.

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

INCOME TAXES

     The Company files a consolidated Federal income tax return. In accordance with SOP 90-7, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carryforwards and other temporary differences that existed at the time fresh start reporting was adopted are reflected as a contribution to stockholders' equity in the period in which they are realized. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

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

     Prior to the Company's adoption of SOP 98-5, non-capital expenditures incurred before the opening of new or renovated hotels, such as payroll and operating supplies, were deferred and expensed within one year after opening. Pre-opening costs charged to expense was $6.7 million for the year ended December 31, 1998.

     Had the Company adopted SOP 98-5 at the beginning of 1998 net income before income taxes, would have been reduced by $6.1 million and diluted earnings per share would have been reduced by $.06.

DEFERRED INCOME

     Deferred income consists of gains related to the sale of properties under sale/leaseback transactions. These gains are being amortized over the life of their respective leases as a reduction of rent expense.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

INTEREST RATE AGREEMENTS

     The Company had an interest rate swap agreement with a major financial institution which reduced the Company's exposure to interest rate fluctuations on its variable rate debt. The amount paid or received in connection with this agreement was accrued and recognized as an adjustment of interest expense (See
Note 6).

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which extended the required date of adoption to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company anticipates an immaterial impact due to its limited derivative activity.

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1999 and 1998 consolidated financial statements to conform them to the December 31, 2000 presentation.

NOTE 2 -- HOTEL ACQUISITION

     On July 10, 2000, the Company acquired the leasehold interests on 24 Sumner Suites hotels owned by Hospitality Properties Trust ("HPT") from Sholodge, Inc. ("Sholodge") and entered into lease agreements on three additional Sumner Suites hotels owned by Sholodge for $1.6 million. On November 1, 2000, the Company converted all 27 hotels to its AmeriSuites brand. The leases provide for a fixed annual minimum rent of approximately $27 million plus 8% of revenues in excess of base levels. The leases with HPT and Sholodge expire in 2013 and 2011, respectively, and are renewable at the Company's option for various periods through 2048 and 2061, respectively. Under the terms of the lease with HPT, the Company posted a $16.5 million cash deposit which will be returned to the Company at the earliest of the end of the lease term or when the hotels achieve a 1.3 to 1.0 cash flow coverage. The Company also received the rights to $28.5 million of other security deposits due upon the expiration of the leases. These other security deposits are recorded at their present value on the Company's financial statements and are being accreted over the term of the lease.

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

NOTE 3 -- HOTEL DISPOSITIONS

SALE/LEASEBACK TRANSACTIONS

     In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar"), formally known as American General Hospitality, Inc., for total consideration of $138.4 million. The Company is operating the hotels under an operating lease agreement, which has a term of ten years. The transaction generated a net gain of approximately $64.9 million, which was deferred and is being recognized as a reduction of rent expense over the life of the lease. As of December 31, 2000, $20.3 million of this gain had been amortized.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The Company also had a contract to sell and lease back nine additional full-service hotels from MeriStar not later than March 31, 1999. In February 1999, MeriStar informed the Company that it was unable to fulfill its contractual obligation. Under the terms of the contract, the Company received a $4.0 million contract termination fee in February 1999. Such amount is included in other income, net in the accompanying consolidated financial statements.

     In February 2001, MeriStar notified the Company of its intent to terminate its lease agreements with the Company related to four of its full-service hotels effective May 2001. Under the terms of the lease agreement, MeriStar would be obligated to pay termination fees based on a multiple of net operating income related to those terminated leases. The impact of the termination will be immaterial to the Company's financial condition.

     In December 1997, the Company completed the sale and leaseback of 10 hotels to Equity Inns for total consideration of $87.0 million. The Company is operating the hotels under an operating lease agreement for a term of 10 years with certain renewal options. The Company is also generating franchise fees under a ten-year franchise agreement. The sale generated a gain of approximately $20.8 million, which was deferred and is being recognized over the life of the lease. As of December 31, 2000, $6.5 million of this gain had been amortized.

     In June 1998, the Company sold nine additional AmeriSuites hotels to Equity Inns for total consideration of $97.0 million. The Company is operating the hotels under a lease agreement for a ten-year term with certain renewal options. The Company is also generating franchise fees under a ten-year franchise agreement. The transaction generated a net gain of $15.2 million, which was deferred and is being recognized as a reduction of rent expense over the life of the lease. As of December 31, 2000, $3.9 million of this gain had been amortized.

     The amortization of the gains is recorded as a reduction of rent and other occupancy expense in the accompanying consolidated financial statements.

OTHER DISPOSITIONS

     In February 2000, the Company's five remaining HomeGate hotels and the Company's rights to the HomeGate brand name were sold for approximately $17.7 million, including the assumption of debt by the purchaser of approximately $17.4 million related to these properties. During 1999, the Company had reduced the carrying value of the assets by $2.5 million to reflect the estimated fair value less the costs to sell the hotels.

     In March 2000, the Company sold its Frenchman's Reef hotel in St. Thomas, U.S.V.I. ("Frenchman's Reef") for $73.0 million. During 1999, the Company had reduced the carrying value of this asset by $24.5 million to reflect the estimated fair value less the costs to sell the hotel. The Company utilized $40.0 million of the proceeds to retire debt encumbering the hotel. Upon repayment of the debt associated with this hotel, the Company also expensed unamortized deferred financing costs of approximately $546,000, which is included in extraordinary items, net of income taxes, in the accompanying consolidated financial statements.

     During 2000, the Company also sold five AmeriSuites hotels for $56.0 million, ten Wellesley Inns for $45.0 million, one full-service hotel for $18.2 million and five land parcels for $4.8 million.

     The asset sales generated net gains of approximately $13.9 million during 2000, which are included in other income, net in the accompanying consolidated financial statements. The Company also retained the franchise rights on the AmeriSuites and Wellesley Inns under 20-year franchise agreements. In addition, the Company entered into management agreements on one of the sold AmeriSuites and four of the sold Wellesley Inns.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     In addition to the hotels sold in 1999 and 2000, the Company has five hotels that are currently being marketed for sale with a carrying value of $32.5 million as of December 31, 2000. These hotels consists of one AmeriSuites, three Wellesley Inns and one full-service hotel which contributed $1.6 million, $1.3 million and $1.2 million, respectively of operating income for the year ended December 31, 2000. The Company anticipates the sale of the properties to be completed during 2001. The Company has discontinued depreciating these assets while they are held for sale.

NOTE 4 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                DECEMBER 31,
                                                          ------------------------     YEARS OF
                                                             2000          1999       USEFUL LIFE
                                                          ----------    ----------    -----------
Land and land leased to others(a).......................  $  157,698    $  164,770
Hotels..................................................     767,243       800,354     20 to 40
Furniture, fixtures and autos...........................     165,748       166,047      3 to 10
Leasehold improvements..................................      61,165        68,282      3 to 40
Construction in progress................................       6,097        11,981
                                                          ----------    ----------
  Sub-total.............................................   1,157,951     1,211,434
Less accumulated depreciation and amortization..........    (141,954)     (118,311)
                                                          ----------    ----------
          Total property, equipment and leasehold
            improvements................................  $1,015,997    $1,093,123
                                                          ==========    ==========

(a) Included in land at December 31, 2000 and 1999, was $7.8 million and $5.8 million, respectively, of land associated with hotels under construction.

     At December 31, 2000, the Company is the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $6.8 million pursuant to noncancelable operating leases expiring on various dates through 2010. Minimum future rent under such leases for each of the next 5 years subsequent to December 31, 2000, and thereafter are as follows:

2001................................................  $  754
2002................................................     754
2003................................................     248
2004................................................      38
2005................................................      39
Thereafter..........................................     208
                                                      ------
Total...............................................  $2,041
                                                      ======

     Depreciation and amortization expense on property, equipment and leasehold improvements was $41.4 million, $45.4 million and $36.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     During the years ended December 31, 2000, 1999 and 1998, the Company capitalized $2.3 million, $11.0 million and $26.7 million, respectively, of interest related to borrowings used to finance hotel construction.

     In order to facilitate future tax-deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended. At December 31, 2000, the Company had advances of approximately $125.8 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 5 -- MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Properties operated by the Company(a)....................  $ 9,870    $10,200
Other(b).................................................    5,427      3,470
                                                           -------    -------
          Total mortgage and notes receivable............   15,297     13,670
Less current portion.....................................   (3,306)    (1,920)
                                                           -------    -------
Long-term portion........................................  $11,991    $11,750
                                                           =======    =======

---------------
(a) At December 31, 2000, the Company is the holder of mortgage notes receivable with a book value of $9.9 million secured by the Company's leasehold positions in three hotels. These notes bear interest at rates ranging from 8.5% to 13.0% and mature on various dates from 2001 through 2015. The mortgages were derived from the sales of hotel properties.

    During 1999 and 1998, the Company recognized $1.2 million and $3.3 million, respectively, of interest income related to mortgages, which pay interest based on excess cash flow. During 1999, these cash flow notes were settled.

(b) Other notes receivable consist primarily of mezzanine loans issued to franchisees, as well as loans secured by hotel properties not currently managed by the Company. Other notes receivable mature through 2011 and excluding certain incentive loans, bear interest at an approximate effective rates of 8%.

NOTE 6 -- DEBT

     Debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
9.75% Senior Subordinated Notes(a).....................  $200,000    $200,000
Revolving Credit Facility(b)...........................        --     125,000
9.25% First Mortgage Notes(c)..........................   104,070     120,000
Mortgages and other notes payable(d)...................    41,619     104,032
                                                         --------    --------
Total debt.............................................   345,689     549,032
Less current maturities................................    (4,702)     (5,547)
                                                         --------    --------
Long-term debt, net of current portion.................  $340,987    $543,485
                                                         ========    ========

---------------
(a) In March 1997, the Company issued $200.0 million 9.75% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes") in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the notes is paid semi-annually on April 1 and October 1. The notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, and transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company on or after April 1, 2002 at premiums to principal, which decline on each anniversary date.

(b) The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. In December 1997, the Revolving Credit Facility was

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES amended and the availability of funds was increased to $200.0 million. Pursuant to the terms of the agreements, the aggregate amount of the Revolving Credit
     Facility was reduced to $175.0 million in December 2000 and will be reduced to $125.0 million in December 2001. The Revolving Credit Facility is secured by first liens on certain of the Company's hotels with recourse to the Company. Availability under the facility is subject to a borrowing base test and certain other covenants. The Revolving Credit Facility bears interest at LIBOR plus 2.0%, which is paid monthly (weighted average for 2000 was 8.5%) and is available through December 2001 with a one-year extension. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. In October 1999, the Revolving Credit Facility was amended to allow an additional $100 million of share repurchases. The purchases of these additional shares are limited to 50% of the proceeds from asset sales. In April 2000, the Revolving Credit Facility was amended to allow for additional retirements of other debt owed by the Company. During 2000, the Company had gross borrowings and repayments of $31.0 million and $156.0 million, respectively, under the Revolving Credit Facility. As of December 31, 2000, the Company had no outstanding borrowings under this facility and had additional borrowing capacity of $139.0 million under its borrowing base test.

(c) During 1996, the Company issued $120 million of 9.25% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. At December 31, 2000, the notes are secured by first liens on 17 hotels with net book value of $111.0 million and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, and transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal, which decline on each anniversary date. As of December 31, 2000, the Company had repurchased and retired $15.9 million of these notes. Included in the accompanying consolidated financial statements is an extraordinary gain on the discharge of indebtedness, net of income taxes of approximately $31,000 related to this retirement.

(d) The Company has mortgage and other notes payable of approximately $41.6 million that are secured by mortgage notes receivable and hotel properties with a book value of $88.1 million. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 2000 these notes bear interest at rates ranging from 6.7% to 9.2%, with a weighted average interest rate of 8.5%, and mature from 2001 through 2009.

    In October 1999, the Company entered into an interest rate protection agreement with a major financial institution, which reduced the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under this agreement, on a monthly basis the Company paid a fixed rate of interest of 6.03% and received a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. Due to the Company's limited exposure to interest rate fluctuations (approximately $17.5 million of floating rate debt at December 31, 2000), the agreement was subsequently terminated in October 2000 and all unamortized costs were recognized in the Company's consolidated financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

    Maturities of long-term debt subsequent to December 31, 2000 are as follows (in thousands):

2001..............................................  $  4,702
2002..............................................    21,125
2003..............................................     1,052
2004..............................................     1,121
2005..............................................       955
Thereafter........................................   316,734
                                                    --------
Total.............................................  $345,689
                                                    ========

NOTE 7 -- OTHER CURRENT ASSETS/LIABILITIES

     Other current assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Hotel inventories........................................  $13,589    $13,338
Accrued interest receivable..............................      455        486
Prepaid expenses.........................................    2,298      1,428
Other....................................................    1,403      1,627
                                                           -------    -------
          Total current assets...........................  $17,745    $16,879
                                                           =======    =======

     Other current liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Accounts payable.........................................  $ 6,019    $ 9,793
Construction payables....................................      554        825
Interest payable.........................................    9,174     10,860
Accrued payroll and related benefits.....................    4,698      6,121
Accrued expenses.........................................   22,366     16,881
Accrued income taxes.....................................    7,509      4,744
Accrued sales and use taxes..............................    3,563      3,557
Insurance reserves.......................................    3,385      4,583
Other....................................................    4,960      3,861
                                                           -------    -------
          Total current liabilities......................  $62,228    $61,225
                                                           =======    =======

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 2001 through 2061. The Company has options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

     As of December 31, 2000, the Company operated 55 hotels under lease agreements, primarily with REITs. These are comprised of 24 AmeriSuites owned by Hospitality Properties Trust (HPT), 19

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

AmeriSuites hotels owned by Equity Inns, Inc., three AmeriSuites owned by Sholodge, Inc., eight full-service hotels owned by MeriStar Hospitality, Inc. and one full-service hotel owned by Winston Hotels. The leases have terms ranging from 10 to 13 years expiring from 2007 to 2013 with certain renewal options. The 27 hotels leased from HPT and Sholodge provide for a fixed annual minimum rent plus eight percent of revenue in excess of a base year. The 28 hotels leased from Equity Inns, MeriStar and Winston provide for rent equal to the greater of base rents, which increase annually by the inflation rate, or percentage rents based on a percentage of room, food and beverage and other revenue. The percentage lease calculations on these 28 hotels are designed to provide the Company with revenue streams equal to approximately 2.5% to 3.0% of hotel revenues. All of the lease agreements related to the 46 AmeriSuites hotels maintain restrictions which prevent the Company from operating an AmeriSuites hotel or similar type of hotel with a restricted area.

     The following is a schedule, by year, of future minimum lease payments required under the remaining operating leases that have terms in excess of one year as of December 31, 2000, (in thousands):

2001..............................................  $ 65,819
2002..............................................    62,110
2003..............................................    62,091
2004..............................................    61,844
2005..............................................    61,752
Thereafter........................................   323,693
                                                    --------
Total.............................................  $637,309
                                                    ========

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Rentals...............................................  $56,878    $43,397    $41,237
Contingent rentals....................................   14,859     12,826      7,010
                                                        -------    -------    -------
          Rental expense..............................  $71,737    $56,223    $48,247
                                                        =======    =======    =======

     Such amounts are included in occupancy and other operating expenses in the accompanying consolidated financial statements.

EMPLOYEE BENEFITS

     The Company does not provide any material post employment benefits to its current or former employees.

LITIGATION

     The Company is currently in arbitration with its former general manager of the Frenchman's Reef Beach Resort hotel, who has filed a demand for arbitration with the American Arbitration Association; which asserts that the Company had wrongfully terminated his employment, thereby breaching his contract of employment.

     The Company is also currently involved in a lawsuit filed in the United States District Court for the Virgin Islands by the same individual in which he seeks to recover the value of his alleged interest in certain land adjacent to the Frenchman's Reef hotel.

     The Company sold the hotel and all of the adjacent land on March 15, 2000 (See Note 3).

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     At December 31, 2000, there were other contingent liabilities for insurance and various other matters occurring in the ordinary course of business.

     On the basis of information furnished by counsel and others, the Company believes that none of these contingencies will have a material adverse effect on the financial position of the Company.

NOTE 9 -- INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $15,114    $24,362    $33,391
  State...............................................    4,100      5,800      4,500
                                                        -------    -------    -------
                                                         19,214     30,162     37,891
Deferred:
  Federal.............................................   18,144     (6,560)    (4,573)
  State...............................................    2,600     (1,300)      (500)
                                                        -------    -------    -------
                                                         20,744     (7,860)    (5,073)
                                                        -------    -------    -------
          Total.......................................  $39,958    $22,302    $32,818
                                                        =======    =======    =======

     Income taxes are provided at the applicable federal and state statutory rates. The tax effects of the changes in the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                               DECEMBER 31,
                                                      -------------------------------
                                                       2000        1999        1998
                                                      -------    --------    --------
Utilization of net operating loss...................  $ 3,057    $  3,425    $  3,956
Amortization of pre-fresh start basis
  differences -- properties and notes...............       --         484       1,005
Depreciation........................................     (298)        968       1,066
Compensation expense................................       --          --         152
Property sales......................................   20,509     (10,825)    (10,822)
Note settlement.....................................       --          --       1,104
Other...............................................   (2,523)     (1,912)     (1,534)
                                                      -------    --------    --------
          Total.....................................  $20,744    $ (7,860)   $ (5,073)
                                                      =======    ========    ========

     The following is a reconciliation of the statutory Federal tax rate to the Company's effective income tax rate:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory Federal tax rate..................................  35.0%   35.0%   35.0%
State income taxes, net of Federal tax benefit..............   4.3%    5.1%    5.1%
Other, net..................................................  (0.3)%  (1.1)%  (2.2)%
                                                              ----    ----    ----
          Effective income tax rate.........................  39.0%   39.0%   37.9%
                                                              ====    ====    ====

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     At December 31, 2000, the Company had available federal net operating loss carry forwards related to PMI of approximately $52.4 million, which will expire in 2006. This amount is subject to an annual utilization limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.

     The Company has not recognized the future tax benefits associated with the net operating loss carryforwards. Accordingly, the Company has provided a valuation allowance of approximately $18.3 million against the deferred tax asset at December 31, 2000. To the extent any available carry forwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the years ended December 31, 2000, 1999 and 1998, the Company recognized $3.1 million, $3.4 million and $4.0 million, respectively, of such benefits as a contribution to stockholders' equity and a corresponding reduction of the valuation allowance associated with the net operating losses.

     Additionally, the Company recognized $484,000 and $1.0 million as a contribution to stockholders' equity for the years ended December 31, 1999 and 1998, respectively, which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable. As of December 31, 2000, the Company had deferred tax liabilities of $25.3 million relating to differences in the methods of accounting for the Company's fixed assets and deferred tax assets of $9.3 million relating primarily to reserves which are currently deducted for tax purposes. As a result of reflecting substantially all of the deferred tax provisions as a contribution to stockholders' equity, the Company had no material deferred tax assets or liabilities as of December 31, 2000 and 1999.

NOTE 10 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

COMMON STOCK

     During 2000, the Company repurchased approximately 3.9 million shares of its common stock for $31.0 million at average cost of $7.98 per share. In 1999, the Company repurchased 5.8 million shares of its common stock for $54.1 million for a total average cost of $9.34. The Revolving Credit Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million. Through March 15, 2001, the Company has repurchased $34.0 million of its shares under this covenant and has $44.8 million of availability based on the proceeds from asset sales.

STOCK OPTIONS

     The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. At December 31, 2000, a total of 3.9 million options were outstanding under various plans with another 2.7 million options available to be issued. At December 31, 2001, the weighted average contractual life remaining related to these plans is approximately 7.6 years.

     In October, 1998, the Board of Directors granted options to purchase 1,750,000 shares of common stock to the Company's president and CEO. These options vest ratably over a five-year period with respect to 1,000,000 of the options. The additional 750,000 options vest as certain performance criteria are met or, if the criteria are not met, the options vest eight years after the original grant date. At December 31, 2000, 1,750,000 options were outstanding under this plan. The options are priced at $5.91 per share, which is market value at the date of grant and expire in 2008.

     Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period from the date of grant and expire ten years from the date of grant. During 2000, 1999 and 1998, respectively,

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES options to purchase 454,000, 544,000 and 1,393,000 shares of common stock, respectively, were granted under this plan. At December 31, 2000, 1,691,000 options were outstanding under this plan. The options are priced from $4.72 to $13.78 and expire from 2005 to 2010.

     Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. During 1998 options to purchase 190,000 shares of common stock were granted under this plan. At December 31, 2000, 330,000 options were outstanding under this plan. The options are priced from $9.31 to $10.00 and expire from 2001 to 2008.

     Under the Company's 1992 Stock Option and Performance Incentive Plans, options to purchase 81,000 shares of common stock were outstanding at December 31, 2000. The options are priced from $9.31 to $9.88, which is the fair market value at the date of grant and expire from 2001 to 2002.

     During 1998, the Company repriced certain outstanding options. Approximately 290,000 options issued pursuant to the non-employee director plans were repriced, as were options to purchase approximately 780,000 shares, which had been issued under the various employee stock option plans. These options were repriced to allow exercise at a price of $10.00 per share, an amount in excess of the fair market value of the Company's stock at the date of repricing. The options originally had exercise prices between $11.13 per share and $20.16 per share.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not significant. Had the fair value method of accounting been applied to the Company's stock plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been $57.2 million, or $1.22 per share in 2000, $32.0 million, or $.61 per share in 1999 and $47.3 million, or $.88 per share in 1998. This pro forma impact only takes into account options granted since January 1, 1998 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.44, $5.92 and $3.49, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $9.16 in 2000, $11.25 in 1999 and $8.49 in 1998 and the following weighted average assumptions: risk-free interest rate of 5.05% in 2000, 6.23% in 1999, and 4.72% in 1998, volatility of 39.5% for 2000, 42.3% in 1999, and 40.4% in 1998, and dividend yield of 0.0% for 2000, 1999 and 1998.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The following is a summary of the stock options outstanding:

                                                    NUMBER       OPTION PRICE
                                                  OF SHARES        PER SHARE
                                                  ----------    ---------------
Outstanding at December 31, 1997................   2,876,000
  Granted.......................................   4,403,000    $ 4.72 - $18.44
  Exercised.....................................    (146,000)   $ 3.63 - $18.94
  Canceled......................................  (1,765,000)   $ 4.72 - $19.09
                                                  ----------
Outstanding at December 31, 1998................   5,368,000
  Granted.......................................     544,000    $11.25 - $11.25
  Exercised.....................................    (545,000)   $ 3.20 - $10.00
  Canceled......................................  (1,375,000)   $ 3.63 - $20.16
                                                  ----------
Outstanding at December 31, 1999................   3,992,000
  Granted.......................................     454,000    $ 9.16 - $10.41
  Exercised.....................................    (229,000)   $ 4.72 - $10.00
  Canceled......................................    (365,000)   $ 4.72 - $11.25
                                                  ----------
Outstanding at December 31, 2000................   3,852,000    $ 4.72 - $13.78
                                                  ==========
Exercisable at December 31, 1998................   1,759,000    $ 3.20 - $18.44
                                                  ==========
Exercisable at December 31, 1999................   1,413,000    $ 4.72 - $13.78
                                                  ==========
Exercisable at December 31, 2000................   1,708,000    $ 4.72 - $13.78
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

NOTE 11 -- EARNINGS PER SHARE

                                                              FOR THE YEAR ENDED,
                                                               DECEMBER 31, 2000
                                                         ------------------------------
                                                                              PER-SHARE
                                                         INCOME     SHARES     AMOUNT
                                                         -------    ------    ---------
Basic Earnings per Share:
Net income.............................................  $62,500    45,718      $1.37
                                                                                =====
Diluted Earnings per Share:
Options granted........................................       --       806
                                                         -------    ------
Net income plus assumed conversions....................  $62,500    46,524      $1.34
                                                         =======    ======      =====

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                                                              FOR THE YEAR ENDED,
                                                               DECEMBER 31, 1999
                                                         ------------------------------
                                                                              PER-SHARE
                                                         INCOME     SHARES     AMOUNT
                                                         -------    ------    ---------
Basic Earnings per Share:
Net income.............................................  $34,882    50,966      $.68
                                                                                ====
Diluted Earnings per Share:
Options granted........................................       --     1,028
                                                         -------    ------
Net income plus assumed conversions....................  $34,882    51,994      $.67
                                                         =======    ======      ====

                                                              FOR THE YEAR ENDED,
                                                               DECEMBER 31, 1998
                                                         ------------------------------
                                                                              PER-SHARE
                                                         INCOME     SHARES     AMOUNT
                                                         -------    ------    ---------
Basic Earnings per Share:
Net income.............................................  $53,847    51,749      $1.04
                                                                                =====
Diluted Earnings per Share:
Options granted and warrants issued....................       --       902
Conversion of debt.....................................    1,142     2,108
                                                         -------    ------
Net income plus assumed conversions....................  $54,989    54,759      $1.00
                                                         =======    ======      =====

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The 7% convertible subordinated notes due 2002 were called and converted into common stock in April 1998.

NOTE 12 -- HOTEL REVENUES

     Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. For the years ended December 31, 2000, 1999 and 1998 hotel revenues were comprised of the following:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Lodging revenues...................................  $491,042    $477,329    $393,988
Food and Beverage revenues.........................    47,368      55,417      53,391
                                                     --------    --------    --------
          Total Hotel Revenues.....................  $538,410    $532,746    $447,379
                                                     ========    ========    ========

NOTE 13 -- BUSINESS INTERRUPTION INSURANCE

     In July 1996, the Frenchman's Reef suffered damage when Hurricane Bertha struck the U.S. Virgin Islands. In March 1998, the Company settled its insurance claim with respect to Hurricane Bertha for $16.4 million. The impact of the hurricane caused operating profits to decline from prior year levels. In 1998, the Company, in addition to recording the operating revenues and expenses of the Frenchman's Reef, recorded business interruption insurance revenue of $4.0 million as a result of the settlement. This amount is included in rental and other in the accompanying consolidated financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 14 -- VALUATION AND OTHER CHARGES

     Valuation and other charges in 1999 consist of a $29.1 million valuation allowance related to certain non-prototype HomeGate properties and the Frenchman's Reef hotel and $1.4 million for severance charges. Both the Homegate properties and the Frenchman's Reef hotel were subsequently sold in 2000. Valuation and other charges in 1998 consist of a $10.0 million valuation allowance related to certain non-prototype HomeGate properties, charges of $4.0 million for costs associated with terminating hotel development projects under contract, $2.4 million for severance charges primarily related to the resignations of the Company's chief executive officer and chief operating officer and $1.0 million for hurricane damage at the Frenchman's Reef.

NOTE 15 -- OTHER INCOME, NET

     Other income consists of items, which are not considered part of the Company's recurring operations and is composed of the following as of December 31, 2000, 1999 and 1998 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Gains on sales of properties..........................  $13,901    $ 7,993    $ 1,060
Gains on settlements of notes receivable..............       --         --     18,353
Contract termination fee..............................       --      4,000         --
Loss on the sale of marketable securities.............       --     (4,811)    (1,281)
                                                        -------    -------    -------
          Total.......................................  $13,901    $ 7,182    $18,132
                                                        =======    =======    =======

NOTE 16 -- OTHER COMPREHENSIVE INCOME

     For the years ended December 31, 2000, 1999 and 1998, comprehensive income consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income............................................  $62,500    $34,882    $53,847
Unrealized (loss) gain on marketable securities, (net
  of income taxes of $92, $(1,338), and $3,060,
  respectively for 2000, 1999 and 1998)...............     (144)     2,299     (4,993)
                                                        -------    -------    -------
          Total.......................................  $62,356    $37,181    $48,854
                                                        =======    =======    =======

NOTE 17 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities approximate their reported carrying amounts.

                                           DECEMBER 31, 2000       DECEMBER 31, 1999
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Mortgage and notes receivable...........  $ 11,991    $ 11,991    $ 11,750    $ 11,750
Long-term debt..........................   340,987     337,987     543,485     533,285
Interest rate swap agreement............        --          --          --         388

     The fair value for mortgages and notes receivable is based on the valuation of the underlying collateral utilizing discounted cash flows and other methods applicable to the industry. Valuations for long-term debt are

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES based on quoted market prices or current rates available to the Company for debt of the same maturities. The fair value of the interest rate swap agreement is based on the estimated amounts the Company would receive if the agreement was terminated.

     The Company's mortgages and other notes receivable (See Note 5) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

NOTE 18 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Management and other fee income.............................  $165    $136    $138

     The amounts above relate to two hotels managed by the Company for an entity controlled by the Company's Chairman and Chief Executive Officer.

NOTE 19 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                                                         -------    ------    -------
Marketable securities exchanged in connection with the
  acquisition of hotels................................  $ 1,652    $   --    $    --
Marketable securities received in connection with the
  sale of hotels.......................................       --        --     13,841
Hotels received in settlements of mortgage notes
  receivable...........................................       --     2,800         --
Hotels sold in exchange for assumption of debt.........   17,364        --         --
Note receivable and equity interests received from the
  sale of hotels.......................................    3,348        --         --

     Cash paid for interest was $43.0 million, $51.5 million and $48.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Cash paid for income taxes was $21.0 million, $31.0 million and $17.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 20 -- GEOGRAPHIC AND BUSINESS INFORMATION

     The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand and the full-service segment under major national franchises. The Company's 133 AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 31 states throughout the United States. The 70 Wellesley Inn & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites has between 100 to 140 rooms and suites. The Company also operates 36 non-proprietary brand hotels which

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES compete primarily in the upscale full-service segment, with food and beverage service and banquet facilities under franchise agreements with national hotel brands. The Company's full-service segment are primarily located in the northeastern region of the United States. On November 1, 1999, the Company converted 38 of its 43 extended-stay HomeGate hotels into its limited-service Wellesley Inn & Suites brand. The conversion changed the customer base from extended-stay to transient. In March 2000, the Company sold the remaining five HomeGate hotels and all its rights to the HomeGate brand name. The Company no longer operates in the extended-stay segment. As a result, segment information for prior periods has been restated to conform to this change.

     The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its Owned Hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. Other income, net consist of property transactions, which are not part of the recurring operation of the Company. The allocation of interest expense, taxes and other income, net are not evaluated at the segment level and therefore, would be necessary in order to reconcile EBITDA to consolidated net income on the consolidated financial statements.

     The following table presents revenues and other financial information by business segment for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                   LIMITED       FULL      CORPORATE/
DECEMBER 31, 2000                    ALL-SUITES    SERVICE     SERVICE       OTHER       CONSOLIDATED
-----------------                    ----------    --------    --------    ----------    ------------
Revenues...........................   $257,975     $109,255    $171,180    $  21,534      $  559,944
EBITDA(1)..........................     80,183       42,397      40,954        6,537         170,071
Depreciation and Amortization......     19,855       12,939       7,641        1,175          41,610
Capital expenditures...............     20,039        8,351       6,381        4,243          39,014
Total Assets.......................    600,196      372,997     115,771       70,876       1,159,840

                                                   LIMITED       FULL      CORPORATE/
DECEMBER 31, 1999                    ALL-SUITES    SERVICE     SERVICE       OTHER       CONSOLIDATED
-----------------                    ----------    --------    --------    ----------    ------------
Revenues...........................   $238,656     $105,437    $188,653    $  19,986      $  552,732
EBITDA(1)..........................     87,714       41,925      41,200        6,188         177,027
Depreciation and Amortization......     20,876       13,898      10,125          936          45,835
Capital expenditures...............     54,084       41,871      11,239        1,203         108,397
Total Assets.......................    590,579      429,395     196,123      112,682       1,328,779

                                                   LIMITED       FULL      CORPORATE/
DECEMBER 31, 1998                    ALL-SUITES    SERVICE     SERVICE       OTHER       CONSOLIDATED
-----------------                    ----------    --------    --------    ----------    ------------
Revenues...........................   $191,690     $ 76,716    $178,973    $  22,026      $  469,405
EBITDA(1)..........................     71,658       31,225      39,111        6,303         148,297
Depreciation and Amortization......     20,967        8,865      11,992          151          41,975
Capital expenditures...............    237,601      172,753      18,154        2,253         430,761
Total Assets.......................    554,253      367,971     228,385      257,789       1,408,398

---------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIME HOSPITALITY CORP.

                                          By:      /s/ A.F. PETROCELLI
                                            ------------------------------------
                                            A.F. Petrocelli,
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                              Officer
DATE: March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                /s/ A.F. PETROCELLI                  Chairman of Board of Directors, President and
---------------------------------------------------    Chief Executive Officer
                  A.F. Petrocelli

                /s/ DOUGLAS VICARI                   Director, Senior Vice President and Chief
---------------------------------------------------    Financial Officer
                  Douglas Vicari

              /s/ LAWRENCE FRIEDLAND                 Director
---------------------------------------------------
                Lawrence Friedland

               /s/ HOWARD M. LORBER                  Director
---------------------------------------------------
                 Howard M. Lorber

               /s/ HERBERT LUST, II                  Director
---------------------------------------------------
                 Herbert Lust, II

                /s/ JACK H. NUSBAUM                  Director
---------------------------------------------------
                  Jack H. Nusbaum

                                 EXHIBIT INDEX

     2. Exhibits

                                    DESCRIPTION
                                    -----------
      2(a)  Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates,
            L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership
            and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is
            incorporated herein by reference.
       (b)  Reference is made to Consent of the Holders Thereof to the
            Purchase by the Company of the Outstanding First Mortgage
            Notes filed as an Exhibit to the Company's 8-K, dated March
            21, 1996, which is incorporated herein by reference.
       (c)  Reference is made to the Agreement and Plan of Merger as of
            July 25, 1997 by and among Prime Hospitality Corp., PH Sub
            Corporation and Homegate Hospitality, Inc. filed as an
            Exhibit to the Company's Form S-4, dated October 24, 1997, which is incorporated herein by reference.
       (d)  Reference is made to the form of Amended and Restated
            Purchase and Sale Agreement between Prime Hospitality Corp., as seller and Equity Inns Partnership, L.P., as purchaser, dated December 2, 1997, filed as an Exhibit to the Company's
            Form 8-K dated December 11, 1997, which is incorporated
            herein by reference.
       (e)  Reference is made to the form of Amended and Restated
            Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and American General Hospitality Operating
            Partnership, L.P., as purchaser, dated January 7, 1998 filed as an Exhibit to the Company's Form 8-K dated January 7,
            1998, which is incorporated herein by reference.
       (f)  Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns
            Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.
       (g)  Reference is made to the Purchase and Sale Agreement between
            Prime Hospitality Corp., as seller, and Marriott
            International, Inc. as purchaser, dated September 15, 1999 which is incorporated herein by reference.
       (h)  Reference is made to the First Amendment dated December 18,
            1999, to Purchase and Sale Agreement between Prime
            Hospitality Corp. and Marriott International, Inc., dated
            September 15, 1999 which is incorporated herein by
            reference.
       (i)  Reference is made to the Sale and Purchase Agreement between
            Prime Hospitality Inc. and Sholodge, Inc., dated March 16,
            2000 which is incorporated herein by reference.
       (j)  First Amendment to Sale and Purchase Agreement dated July 9,
            2000, by and between Sholodge, Inc. and Prime Hospitality
            Corp. filed as an Exhibit to the Company's Form 10-K, dated
            March 28, 2000.
       (k)  Lease Agreement Dated as of November 19, 1997 by and between
            HPT Suite Properties Trust as Landlord, and Suite Tenant,
            Inc. as Tenant, filed as an Exhibit to the Company's Form
            10-K, dated March 28, 2000.
       (l)  First Amendment to Lease Agreement entered March 5, 1999 by and between HPT Suite Properties Trust as landlord and Suite
            Tenant, Inc. filed as an Exhibit to the Company's. Form 10-K dated March 28, 2000.

                                    DESCRIPTION
                                    -----------
       (m)  Second Amendment to Lease Agreement and First Amendment to
            Incidental Documents dated June 29, 1999 by and between
            Hospitality Properties Trust as landlord HPT Suites
            Properties Trust and Sholodge, Inc., Suite Tenant, as tenant filed as an Exhibit to the Company's. Form 10-K, dated March
            28, 2000.
       (n)  Third Amendment to Lease Agreement dated March 3, 2000, by and between HPT Suite Properties Trust as Landlord, and
            Suite Tenant, Tenant, filed as an Exhibit to the Company's
            Form 10-K, dated March 28, 2000.
       (o)  Fourth Amendment to Lease Agreement and Amendment to
            Incidental Documents dated May 11, 2000 by and between HPT
            Suite Properties Trust as Landlord and Suite Tenant, Tenant,
            filed as an Exhibit to the Company's Form 10-K, dated March
            28, 2000.
       (p)  Consent to Assignment, Fifth Amendment to Lease Agreement
            and Amendment to Incidental Documents dated July 9, 2000 by and among HPT Suites Properties, Suite Tenant, Inc. and Glen
            Rock Holding Corp. filed as an Exhibit to the Company's Form
            10-K, dated March 28, 2000.
      3(a)  Reference is made to the Restated Certificate of
            Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25,
            1992, which is incorporated herein by reference.
       (b)  Reference is made to the Restated Certificate of
            Incorporation, As Amended, filed as an Exhibit to the
            Company's Form 10-QA, dated April 30, 1996, which is
            incorporated herein by reference.
       (c)  Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated
            September 25, 1992, which is incorporated herein by
            reference.
      4(a)  Reference is made to a Form 8-A of the Company as filed on
            June 5, 1992 with the Securities and Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is
            incorporated herein by reference.
       (b)  Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First
            Mortgage Notes due 2006, filed as an Exhibit to the
            Company's Form 10-K dated March 21, 1996, which is
            incorporated herein by reference.
       (c)  Reference is made to the Senior Secured Revolving Credit
            Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York
            Branch, as Documentation Agent, and Bankers Trust Company,
            as Agent, filed as an Exhibit to the Company's Amendment No.
            1 to Form S-3 dated July 26, 1996, which is incorporated
            herein by reference.
       (d)  Reference is made to the 9 3/4% Senior Secured Subordinated
            Notes due 2007, dated March 21, 1997, filed as an exhibit to the Company's Form S-4, dated April 2, 1997, which is
            incorporated herein by reference.
       (e)  Reference is made to the Amended and Restated Senior Secured
            Revolving Credit Agreement, dated as of December 17, 1997, among Prime Hospitality Corp., and The Lenders Party hereto, and Societe Generale, Southwest Agency, as Documentation
            Agent, and Credit Lyonnais New York Branch, as Syndication
            Agent, and Bankers Trust Company, as Agents filed as an
            Exhibit to the Company's Form 10-K, dated December 31, 1997, which is incorporated herein by reference.

                                    DESCRIPTION
                                    -----------
       (f)  Reference is made to the Second Amendment to the Senior
            Secured Revolving Credit Agreement, dated September 30,
            1998, among Prime Hospitality Corp., Societe Generale
            Southwest Agency, as Documentation Agent, Credit Lyonnais
            New York Bank, as Syndication Agent and Bankers Trust
            Company as Agent for Lenders filed as an Exhibit to the
            Company's Form 10-Q dated November 6, 1998, which is
            incorporated herein by reference.
       (g)  Reference is made to the Third Amendment to the Senior
            Secured Revolving Credit Agreement, dated October 27, 1999, among Prime Hospitality Corp., Societe Generale Southwest
            Agency, as Documentation Agent, Credit Lyonnais New York
            Bank, as Syndication Agent and Bankers Trust Company as
            Agent for Lenders filed as an exhibit to the Company's Form
            10-K dated December 31, 1999, which is incorporated herein by reference.
     10(a)  Reference is made to the 1992 Performance Incentive Stock
            Option Plan of the Company, dated as of July 31, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25,
            1992, which is incorporated herein by reference.
       (b)  Reference is made to the 1992 Stock Option Plan of the
            Company filed as an Exhibit to the Company's Form 10-K,
            dated September 25, 1992, which is incorporated herein by
            reference.
       (c)  Reference is made to an Amendment regarding the 1995
            Employee and Non-Employee Stock Option Plans, incorporated in the Company's proxy statement dated April 13, 1998,
            whereby $1.8 million shares were made available for
            distribution which is incorporated herein by reference.
       (d)  Reference is made to Change of Control Agreement, dated May
            14, 1998, between Joseph Bernadino and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
       (e)  Reference is made to Change of Control Agreement, dated May
            14, 1998, between Richard T. Szymanski and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26,
            1999 which is incorporated herein by reference.
       (f)  Reference is made to Change of Control Agreement, dated May
            14, 1998, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
       (g)  Reference is made to Employment Agreement, dated September
            14, 1998, between Attilio F. Petrocelli and the Company
            which is incorporated herein by reference.
       (h)  Reference is made to Change of Control Agreement, dated
            September 14, 1998, between Atillio F. Petrocelli and the
            Company filed as an Exhibit to the Company's Form 10-K,
            dated March 26, 1999 which is incorporated herein by
            reference.
       (i)  Reference is made to the Nonqualified Stock Option Agreement dated October 14, 1998 between A.F. Petrocelli and the
            Company which is incorporated herein by reference.
       (j)  Reference is made to the Change in Control Agreement, dated
            October 25, 1999, between Stephen Kronick and the Company
            which is incorporated herein by reference.
       (k)  Reference is made to the Amendment to Change in Control
            Agreement, dated March 18, 1999, between A.F. Petrocelli and the Company which is incorporated herein by reference.
       (21) Subsidiaries of the Company are as follows:
       (23) Consent of independent auditors.