Form 10-Q
period 2001-03-31
PRIME HOSPITALITY CORP
filed 2001-05-15
CIK 80293

SECURITIES EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO

Commission File No. 1-6869

PRIME HOSPITALITY CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-2640625
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

700 Route 46 East, Fairfield, New Jersey 07004
(Address of principal executive offices)

(973) 882-1010
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒         No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒         No ☐

The registrant had 45,008,803 shares of common stock, $.01 par value, outstanding as of May 10, 2001.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
INDEX

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,522	$1,735
Marketable securities available for sale	4,066	3,325
Accounts receivable (net of allowances of $1,000)	30,286	25,060
Current portion of mortgages and notes receivable	422	3,306
Other current assets	19,200	17,745
Total current assets	66,496	51,171

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization	1,009,193	1,015,997
Properties held for sale	32,473	32,517
Mortgages and notes receivable, net of current portion	12,082	11,991
Other assets	47,295	45,308

TOTAL ASSETS	$1,167,539	$1,156,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$5,804	$4,702
Current portion of deferred income	29,615	10,322
Other current liabilities	58,171	59,372
Total current liabilities	93,590	74,396

Long-term debt, net of current portion	343,052	340,987
Other liabilities	12,283	12,551
Deferred income	39,056	60,950

Total liabilities	487,981	488,884

Commitments and contingencies	-----	-----

Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares authorized; none issued	-----	-----
Common stock, par value $.01 per share; 75,000,000 shares authorized; 56,053,044 and 55,972,932 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	560	560
Capital in excess of par value	525,949	524,549
Retained earnings	266,572	256,966
Accumulated other comprehensive loss, net of taxes	(2,386)	(2,838)
Treasury stock (11,130,878 shares at March 31, 2001 and December 31, 2000)	(111,137)	(111,137)
Total stockholders' equity	679,558	668,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,167,539	$1,156,984

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In Thousands, Except Per Share Amounts)

	2001	2000
Revenues:
Hotel revenues	$127,169	$134,132
Management, franchise and other fees.	3,675	2,849
Rental and other revenues	898	910
Total revenues	131,742	137,891

Costs and expenses:
Hotel operating expenses	67,643	70,687
Rent and other occupancy	23,387	18,587
General and administrative	7,334	8,146
Depreciation and amortization	9,427	10,699
Total costs and expenses	107,791	108,119

Operating income	23,951	29,772

Investment income	576	240
Interest expense	(8,908)	(12,730)
Other income,net	--	353

Income before income taxes and extraordinary items	15,619	17,635
Provision for income taxes	6,013	6,878

Income before extraordinary items	9,606	10,757
Extraordinary items - loss on discharge of indebtedness, net of income taxes	--	(302)
Net income	$9,606	$10,455

Earnings per common share:
Basic:

Income before extraordinary items	$0.21	$0.22
Extraordinary items - loss on discharge of indebtedness	--	--
Net earnings	$0.21	$0.22

Diluted:

Income before extraordinary items	$0.21	$0.22
Extraordinary items - loss on discharge of indebtedness	--	--
Net earnings	$0.21	$0.22

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In Thousands)

	2001	2000
Cash flows from operating activities:
Net income	$9,606	$10,455

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,427	10,699
Amortization of deferred financing costs	763	865
Utilization of net operating loss carryforwards	764	764
Net gain on asset disposals	-----	(353)
Deferred income taxes	977	973
Amortization of deferred income	(2,538)	(2,496)
Increase (decrease) from changes in other operating assets and liabilities:
Accounts receivable	(5,226)	(3,734)
Other current assets	(1,644)	(348)
Other liabilities	(3,404)	1,748

Net cash provided by operating activities	8,725	18,573

Cash flows from investing activities:
Proceeds from mortgages and notes receivable	1,452	95
Disbursements for mortgages and notes receivable	(201)	(356)
Proceeds from sales of property, equipment and leasehold improvements	4,664	81,496
Construction and conversion of hotels	(2,734)	(4,993)
Purchases of property, equipment and leasehold improvements	(3,953)	(5,051)
Other	(935)	41

Net cash (used in)provided by investing activities	(1,707)	71,232

Cash flows from financing activities:
Net proceeds from issuance of debt	8,965	10,926
Payments of debt	(5,833)	(83,834)
Proceeds from the exercise of stock options	637	42
Treasury stock purchases	-----	(11,556)

Net cash provided by (used in) financing activities	3,769	(84,422)

Net increase in cash and cash equivalents	10,787	5,383

Cash and cash equivalents at beginning of period	1,735	7,240
Cash and cash equivalents at end of period	$12,522	$12,623

Supplemental cash flow disclosures of non-cash activities:
Hotels sold in exchange for assumption of debt	-----	$17,364
Land acquired in exchange for notes recievable	$1,952	-----

Other cash flow disclosures:
Interest paid	$6,943	$11,139
Income taxes paid	$390	$1,462

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

Note 1 - Basis of Presentation

             In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

             The consolidated financial statements for the three months ended March 31, 2001 and 2000 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2000. Certain reclassifications have been made to the March 31, 2000 consolidated financial statements to conform them to the March 31, 2001 presentation.

             The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.  These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 - Accounting Policies

             In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which extended the required date of adoption to fiscal years beginning after June 15, 2000.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.   The Company adopted SFAS 133 in 2001.  Currently SFAS 133, has no impact due to the lack of any derivative activity.

Note 3 - Hotel Dispositions

             During the three months ended March 31, 2001, the Company sold a vacant land parcel for $4.9 million.  The sale generated a net gain of approximately $241,000.

             Subsequent to the end of the first quarter of 2001, the Company sold a Wellesley Inn in Fairfax, VA for $5.0 million.  The sale generated a net gain of approximately $700,000 and provided for the Company to receive franchise fees under a twenty-year franchise agreement.

Note 4 - Earnings Per Common Share

             Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares used in computing basic earnings per common share was 44.9 million and 48.0 million for the three months ended March 31, 2001 and 2000, respectively.

             Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options.  The weighted average number of common shares used in computing diluted earnings per common share was 46.3 million and 48.6 million for the three months ended March 31, 2001 and 2000, respectively.

Note 5 - Treasury Stock

             In April 2001, the Company repurchased 377,000 shares of its common stock at an average price per share of $9.82.  The Company’s $175 Million Revolving Credit Facility (the “Revolving Credit Facility”) allows for stock repurchases equal to 50% of net proceeds from asset sales with repurchases not to exceed $100.0 million.  As of April 30, 2001, the Company has repurchased $37.4 million of its shares under this covenant and has $45.6 million of availability based on the proceeds from asset sales.

Note 6 - Comprehensive Income

             For the three months ended March 31, 2001 and 2000, comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2001	2000
Net income	$9,606	$10,455
Unrealized gain (loss) on marketable securities available for sale, net of income taxes	452	2
Total	$10,058	$10,457

The accumulated other comprehensive loss consist primarily of unrealized loss on marketable securities available for sale, net of income taxes.

Note 7 - Geographic and Business Information

                           The Company’s hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand; and the full-service segment under major national franchises.  The Company’s 133 AmeriSuites are upscale hotels located in 31 states throughout the United States.  The 70 Wellesley Inn & Suites hotels compete in the mid-price segment, and are primarily located in Northeast, Texas and Florida region of the United States.  The Company also operates 28 non-proprietary brand hotels, which compete primarily in the upscale full-service segment, with food service and banquet facilities under franchise agreements with national hotel brands.  The Company’s non-proprietary hotels are primarily located in the northeastern region of the United States.

                          The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization (“EBITDA”) generated by the operations of its Owned Hotels.  Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties.  The Company’s taxes are included in the consolidated Federal income tax return and are allocated based upon the relative contribution to the Company’s consolidated taxable income/losses and changes in temporary differences.  Other income, net consist of property transactions, which are not part of the recurring operation of the Company.  The allocation of interest expense, taxes and other income, net are not evaluated at the segment level and therefore, would be necessary in order to reconcile EBITDA to consolidated net income on the consolidated financial statements.

             The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three months ended March 31, 2001 and 2000  (in thousands):

Three Months Ended March 31, 2001	All- Suites	Limited- Service	Full- Service	Corporate / Other	Consolidated
Hotel revenues	$ 67,667	$ 27,433	$ 32,135	$ 4,507	$ 131,742
EBITDA (1)	14,543	9,637	4,826	4,372	33,378
Depreciation and amortization	4,615	2,993	1,465	354	9,427
Capital expenditures	1,453	3,667	705	862	6,687
Total Assets	$583,958	$383,613	$107,896	$92,072	$1,167,539

Three Months Ended March 31, 2000	All- Suites	Limited- Service	Full- Service	Corporate/Other	Consolidated
Hotel revenues	$ 57,857	$ 29,950	$ 46,325	$ 3,759	$ 137,891
EBITDA (1)	20,256	12,284	9,959	(2,028)	40,471
Depreciation and amortization	4,946	3,251	2,233	269	10,699
Capital expenditures	5,277	2,314	2,064	389	10,044
Total Assets	$579,732	$412,536	$122,899	$120,989	$1,236,156

(¹) EBITDA represents earnings before interest, income taxes, depreciation and amortization.

Note 8 – Meristar Lease Termination

Meristar Hospitality Corp. (“Meristar”) exercised its termination rights on four hotels it leases to Prime effective May 1, 2001.  The impact of the lease termination on Prime’s financial condition is expected to be immaterial.  Under the terms of the lease agreement, Meristar has paid Prime an estimated termination fee of $3.7 million.  The fee is based on a multiple of cash flow for the twelve months ended April 30, 2001 and will be adjusted when April’s results are available.  In addition, the Company will record the unamortized portion of the gain on the initial sale of the hotels of approximately $22.0 million (currently a component of deferred income on the balance sheet) as income in the second quarter of 2001.  The deferred gain was being amortized into income as a reduction of rent expense of $3.4 million per year over the life of the lease.

PART I.            FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

             Prime Hospitality Corp. (“Prime” or “the Company”) is an owner, operator and franchisor of hotels, with 231 hotels in operation containing 29,592 rooms located in 33 states (the “Portfolio”) as of May10, 2001.  Prime controls two hotel brands — AmeriSuites (R) and Wellesley Inn & Suites (R) — as well as a portfolio of non-proprietary brand hotels which are primarily upscale, full-service hotels operated under franchise agreements with national hotel chains.  Prime’s portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

             The following table sets forth information with respect to the Portfolio as of May 10, 2001:

	Owned		Leased		Managed		Franchised		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
AmeriSuites	65	8,409	46	5,710	4	542	18	2,205	133	16,866
Wellesley Inns & Suites	58	6,746			5	463	7	673	70	7,882
Non-Proprietary Brands	12	2,303	5	821	11	1,720			28	4,844
Total	135	17,458	51	6,531	20	2,725	25	2,878	231	29,592

             In addition to the above, as of May 10, 2001, Prime has 2 AmeriSuites comprising 275 rooms under construction, while franchisees are constructing an additional 6 AmeriSuites comprising 807 rooms.

             The Company’s strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands primarily through franchising.  Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment.  Since the Company began franchising in mid-1998, the Company has executed 73 AmeriSuites franchise agreements for new hotels.  To date, eight of these AmeriSuites have opened and there are currently four under construction.  Of the remaining pipeline of 61 hotels, nine are scheduled to begin construction during the second and third quarters of 2001.  The Company also has ten Wellesley Inn & Suites franchise agreements for new hotels, including six new agreements signed in the first quarter of 2001.  Given the successful conversion of 38 hotels to the Wellesley Inn & Suites brand in 1999, the Company also intends to further grow the brand through conversions from other hotel brands.  During the quarter, the Company completed the conversion of a Howard Johnson hotel in Wayne, NJ to a Wellesley Inn and is currently converting another of its Owned Hotels in Whippany, NJ to the Wellesley brand.  The Company will also begin the conversion of two additional hotels owned by a third party during the second and third quarter of 2001. All other franchise agreements related to opened hotels were generated pursuant to asset sales.

             The Company’s strategy is also focused on growing the operating profits of its Portfolio.  With over 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

                          For the three months ended March 31, 2001, net income decreased by $850,000, to $9.6 million from $10.5 million for the same three-month period in 2000.  These results were primarily impacted by the effect of hotel divestitures.  Prior year results included the results of the Frenchman’s Reef Beach Resort hotel, which contributed a net additional $.03 per share before its sale in March 2000.

             For the quarter, revenues were $131.7 million and earnings before interest, taxes and depreciation and amortization (“EBITDA”) were $33.4 million.  Excluding the impact from hotel divestitures in the past year, revenues grew over the same three-month periods in the prior year by 10.9% and EBITDA grew by 13.3%.  The Company evaluates the performance of its segments based primarily on EBITDA.  EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as alternatives to net income as an indicator of the Company’s operating performance or as alternatives to cash flows as a measure of liquidity.

             Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

             Forward-looking statements include the information about Prime’s possible or assumed future results of operations and statements preceded by, followed by or that include the words “believe,” “except,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions, or the negative thereof.  Actual results may differ materially from those expressed in these forward-looking statements.  Readers of this Form 10-Q are cautioned not to unduly rely on any forward-looking statements.

             The following important factors, in addition to those discussed elsewhere in this Form 10-Q or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company’s business segments in areas such as access, location, quality or accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company’s continued ability to obtain new operating contracts and franchise agreements; the Company’s ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of national and regional economic conditions that will affect, among other things, demand for products and services at the Company’s hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in the Company’s filings with the SEC, including its Form 10-K..

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

Results of Operations for the Three months ended March 31, 2001 Compared to the Three months ended March 31, 2000

             Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues.  Hotel revenues decreased by $6.9 million, or 5.2%, from $134.1 million for the three-month period in 2000 to $127.2 million for the same period in 2001, primarily due to revenues of $21.6 million in 2000 related to properties sold during the past 12 months.  The decrease was partially offset by $15.4 million of hotel revenues generated by new hotels added during 2000 and 2001.  The new hotels consisted primarily of the leasehold interests in 27 Sumner Suites hotels acquired from Sholodge in July 2001 and subsequently converted to AmeriSuites in November 2001.

             The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inn & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

             The following table illustrates the REVPAR (“revenue per available room”) growth for the quarter, by segment for all system-wide hotels, which were operated for comparable three-month periods in 2001 and 2000.

	Three Months Ended March 31,
	2001	2000	% Change
AmeriSuites
Occupancy	63.0%	66.4%
ADR	$86.52	$81.98
REVPAR	$54.49	$54.44	0.1%

Wellesley Inn & Suites
Occupancy	63.9%	63.3%
ADR	$68.56	$64.58
REVPAR	$43.79	$40.88	7.1%

Non-Proprietary Brands
Occupancy	61.5%	61.2%
ADR	$99.45	$96.12
REVPAR	$61.14	$58.79	4.0%

Total
Occupancy	62.9%	64.3%
ADR	$84.03	$79.99
REVPAR	$52.85	$51.43	2.8%

             The REVPAR at comparable hotels was impacted in the three-month period by the slowdown in the economy.  A significant number of key corporate customers reduced their travel budgets, which affected occupancy at the upscale AmeriSuites, particularly in the North Atlanta, Cincinnati and Detroit markets.  In addition, the non-proprietary brands were affected by the performance of the eleven full-service hotels owned by the Company.  These hotels, which are all located in the Northeast, registered a 0.9% REVPAR decrease due to declines in group business and softness in the New York market.  The mid-price Wellesley Inn & Suites brand, however, performed well in this environment driven by a 9.3% REVPAR increase at the 38 recently converted Wellesley Inn & Suites hotels and by strong results at the original Wellesley Inns in Florida where REVPAR rose by 6.7%.

                          Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group.  Management, franchise and other fees increased by $826,000, or 29.0%, from $2.8 million for the three-month period in 2000 to $3.7 million for the same period in 2001. The increase was primarily due to franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

             Rental and other revenues consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other revenues decreased by $12,000 from $910,000 for the three-month period in 2000 compared to $898,000 for the same period in 2001.

             Hotel operating expenses consist of all direct costs related to the operation of the Company’s properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses decreased by $3.0 million, or 4.3%, from $70.7 million for the three-month period in 2000 to $67.7 million for the same period in 2001 due to properties sold subsequent to March 2000.  For the comparable three-month periods, hotel operating expenses, as a percentage of hotel revenues, increased slightly from 52.7% in 2000 to 53.2% in 2001 due to higher energy costs.

             Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $4.8 million, or 25.8%, for the three months ended March 31, 2001 as compared to the same period in 2000, primarily due to the addition of the 27 leased hotels acquired from Sholodge in July 2000.

             General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses and national brand advertising expenses. General and administrative expenses decreased by $812,000, or 10.0%, for the three months ended March 31, 2001 from $8.1 million for the three-month period in 2000 to $7.3 million for the same period in 2001, due primarily to the timing of brand advertising.  The Company plans to initiate new national television and radio advertising campaigns for its brands beginning in May 2001.  As a percentage of total revenues, general and administrative expenses decreased slightly from 5.9% in 2000 to 5.6% in 2001.

             Depreciation and amortization expense decreased by $1.3 million, or 11.9%, from $10.7 million for the three-month period in 2000 to $9.4 million for the same period in 2001. This decrease was primarily due to the disposal of 22 properties during 2000.

             Investment income increased by $336,000, or 140.0%, from $240,000 for the three-month period in 2000 compared to $576,000 for the same period in 2001, primarily due to higher cash balances and interest earned on security deposits on the leased hotels acquired from Sholodge.

             Interest expense decreased by $3.8 million, or 30.0%, from $12.7 million for the three-month period in 2000 to $8.9 million for the same period in 2001, primarily due to the pay-downs of debt resulting from asset sales and operating cash flow. The Company capitalized $231,000 and $484,000 of interest during the three-month periods in 2001 and 2000, respectively.  Excluding the impact of capitalized interest and the amortization of deferred loan fees, cash interest expense declined by $4.0 million, or 32.2%, from $12.4 million for the three-month period in 2000 to $8.4 million for the same period in 2001.

             Other income, net consists of property transactions and other items, which are not part of the Company’s recurring operations.  Other income, net for the three months ended March 31, 2000 consisted primarily of $353,000 of net gains related to the disposition of properties.

Liquidity and Capital Resources

             At March 31, 2001, the Company had cash, cash equivalents and current marketable securities of $16.6 million.  In addition, at March 31, 2001, the Company had $132.8 million available to it under its Revolving Credit Facility.

             The Company's major sources of cash for the three months ended March 31, 2001 were cash flows from operations of $8.7 million, borrowings of $9.0 million and net proceeds from asset sales of $4.7 million. The Company's major uses of cash during the period were capital expenditures of $6.7 million and debt repayments of $5.8 million.

             Cash flow from operations was positively impacted by the utilization of net operating loss carryforwards ("NOLs") and other tax basis differences of $764,000.  At March 31, 2001 the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $51.1 million, which are subject to annual utilization limitations and expire in 2006.

             Sources of Capital. The Company has undertaken a strategic initiative to dispose of certain hotel real estate while retaining the franchise rights and to invest the proceeds in the reduction of debt, the growth of its proprietary brands and the repurchase of the Company’s common stock.  The combination of asset sales and operating cash flow continues to strengthen the Company’s overall financial condition.  At March 31, 2001, the Company’s debt to EBITDA ratio was 2.2 times and its debt to book capitalization was 34%.

             During the quarter ended March 31, 2001, the Company sold an undeveloped land parcel in Pleasant Hill, CA for $4.6 million, net of selling costs.  Subsequent to the quarter, the Company sold a Wellesley Inn hotel in Fairfax, VA for $5.0 million, retaining the franchise rights under a 20-year franchise agreement.

             The Company has a $175.0 million Revolving Credit Facility, which bears interest at LIBOR plus 2.0%.  The facility is available through 2001 and may be extended by the Company for an additional year.  The aggregate amount of the Revolving Credit Facility will be reduced to $125.0 million in December 2001.  Borrowings under the facility are secured by first liens on certain of the Company’s hotels with recourse to the Company.  Additional properties may be added subject to the approval of the lenders.  Availability under the facility is subject to a borrowing base test and certain other covenants.  During the quarter, the Company borrowed $9.0 million under this facility, with additional availability of $132.8 million under its borrowing base test.

             The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company.

             Uses of Capital. During the quarter, the Company retired $5.8 million of its debt outstanding.  Over the past 15 months, the Company has paid down approximately $200 million of its debt bringing the balance to $349 million at March 31, 2001.

             The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate brand development will be limited.  During the quarter, the Company spent $2.7 million on new construction or conversions from other hotel brands.  There are currently two AmeriSuites hotels under construction by the Company.  In addition, the Company completed the conversion of a Howard Johnson hotel in Wayne, NJ to a Wellesley Inn in April 2001 and is currently converting another Howard Johnson hotel in Whippany, NJ to its Wellesley brand.  The Company expects to spend approximately $25-30 million in 2001 in corporate brand development.  In addition, during the quarter, the Company also spent $4.0 million on capital improvements at its Owned Hotels and expects to spend a total of $20 million in 2001.  The Company plans to fund both its corporate development and capital improvements primarily with internally generated cash flow.

             Subsequent to the quarter, the Company repurchased 377,000 shares of its common stock at an average cost of $9.82. The Revolving Credit Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million.  As of April 30, 2001, the Company has repurchased $37.4 million of its shares under this covenant and has $45.6 million of availability based on the proceeds from asset sales.

             In order to facilitate future tax–deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended.  At March 31, 2001, the Company had advances of approximately $126.8 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company’s accompanying financial statements.

   Item 3.           Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements.  A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company’s annual interest cost by approximately $235,000 annually.

PART II.           OTHER INFORMATION

     Item 1.         Legal Proceedings

             The Company is involved in certain legal proceedings incidental to the normal conduct of its business.  The Company does not believe that its liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

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

PRIME HOSPITALITY CORP.

Date:	May 15, 2001	By:	/s/ A.F. Petrocelli
A. F. Petrocelli
President and Chief Executive Officer

Date:	May 15, 2001	By:	/s/ Douglas Vicari
Douglas Vicari
Senior Vice President and Chief Financial Officer