Form 10-Q
period 2001-06-30
PRIME HOSPITALITY CORP
filed 2001-08-14
CIK 80293

SECURITIES EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-6869

PRIME HOSPITALITY CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-2640625
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

700 Route 46 East, Fairfield, New Jersey  07004
(Address of principal executive offices)

(973) 882-1010
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The registrant had 44,683,975 shares of common stock, $.01 par value, outstanding as of August 1, 2001.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2001	December 31, 2000

ASSETS	(Unaudited )

Current assets:
Cash and cash equivalents	$7,330	$1,735
Marketable securities available for sale	5,023	3,325
Accounts receivable (net of allowances of $1,125 and $1,067 at June 30, 2001 and December 31, 2000, respectively)	31,146	27,916
Current portion of mortgages and notes receivable	422	3,306
Other current assets	16,678	17,745

Total current assets	60,599	54,027

Property, equipment and leasehold improvements,net of accumulated depreciation and amortization	1,022,610	1,019,474
Properties held for sale	21,149	32,517
Mortgages and notes receivable, net ofcurrent portion	11,969	11,991
Other assets	39,304	41,831

TOTAL ASSETS	$1,155,631	$1,159,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$5,740	$4,702
Current portion of deferred income	7,562	10,322
Other current liabilities	66,240	62,228

Total current liabilities	79,542	77,252

Long-term debt, net of current portion	330,369	340,987
Deferred income	36,586	60,950
Other liabilities	10,811	12,551

Total liabilities	457,308	491,740

Commitments and contingencies	-----	-----

Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares authorized; none issued	-----	-----
Common stock, par value $.01 per share; 75,000,000 shares authorized; 56,117,028 and 55,972,932 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	561	560
Capital in excess of par value	527,218	524,549
Retained earnings	287,193	256,966
Accumulated other comprehensive loss, net of taxes	(1,802)	(2,838)
Treasury stock (11,507,078 and 11,130,878 shares at June 30, 2001 and December 31, 2000, respectively)	(114,847)	(111,137)

Total stockholders' equity	698,323	668,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,155,631	$1,159,840

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues:
Hotel revenues	$128,880	$133,725	$256,049	$267,856
Management, franchise and other fees	4,630	5,976	8,305	8,826
Rental and other revenues	686	940	1,583	1,850

Total revenues	134,196	140,641	265,937	278,532

Costs and expenses:
Hotel operating expenses	66,984	64,661	134,627	135,348
Rent and other occupancy	22,050	19,026	45,436	37,613
General and administrative	8,778	9,120	16,112	17,265
Depreciation and amortization	9,614	11,083	19,042	21,782

Total costs and expenses	107,426	103,890	215,217	212,008

Operating income	26,770	36,751	50,720	66,524

Investment income	588	325	1,164	565
Interest expense	(8,407)	(10,562)	(17,315)	(23,292)
Other income, net	14,759	13,481	14,759	13,833

Income before income taxes and extraordinary items	33,710	39,995	49,328	57,630
Provision for income taxes	12,978	15,598	18,992	22,476

Income before extraordinary items	20,732	24,397	30,336	35,154
Extraordinary items - loss on dischargeof indebtedness, net of income taxes	(110)		(110)	(302)

Net income	$20,622	$24,397	$30,226	$34,852

Earnings per common share:
Basic:

Income before extraordinary items	$0.46	$0.54	$0.68	$0.75
Extraordinary items - loss on discharge of indebtedness	--	--	--	--

Net earnings	$0.46	$0.54	$0.68	$0.75

Diluted:

Income before extraordinary items	$0.45	$0.53	$0.66	$0.74
Extraordinary items - loss on discharge of indebtedness	--	--	--	--

Net earnings	$0.45	$0.53	$0.66	$0.74

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In Thousands)

	2001	2000

Cash flows from operating activities:
Net income	$30,226	$34,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,042	21,781
Extraordinary item - loss on discharge of indebtedness	110	496
Amortization of deferred financing costs	1,516	1,699
Utilization of net operating loss carryforwards	1,529	1,529
Non-cash portion on other income	(11,907)	(13,833)
Amortization of deferred income	(6,821)	(4,992)
Increase (decrease) from changes in other operating assets and liabilities:
Accounts receivable	(3,229)	(6,898)
Other current assets	1,034	310
Other liabilities	(4,176)	1,170

Net cash provided by operating activities	27,324	36,114

Cash flows from investing activities:
Proceeds from mortgages and notes receivable	1,554	184
Disbursements for mortgages and notes receivable	(201)	(355)
Proceeds from sales of property, equipment and leasehold improvements	10,033	157,849
Construction and conversion of hotels	(9,863)	(11,271)
Purchases of property, equipment and leasehold improvements	(11,151)	(8,555)
Other	95	(2,183)

Net cash (used in) provided by investing activities	(9,533)	135,669

Cash flows from financing activities:
Net proceeds from issuance of debt	8,953	30,835
Payments of debt	(18,580)	(153,778)
Proceeds from the exercise of stock options	1,141	276
Treasury stock purchases	(3,710)	(29,311)

Net cash used in financing activities	(12,196)	(151,978)

Net increase in cash and cash equivalents	5,595	19,805

Cash and cash equivalents at beginning of period	1,735	7,240

Cash and cash equivalents at end of period	$7,330	$27,045

Supplemental cash flow disclosures of non-cash activities:
Hotels sold in exchange for assumption of debt	-----	$17,364
Notes receivable and equity interests received from the sales of hotels	-----	$3,348
Land acquired in exchange for notes receivable	$1,952	-----

Other cash flow disclosures:
Interest paid	$17,302	$24,323
Income taxes paid	$11,478	$13,698

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

Note 1 - Basis of Presentation

             In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

             The consolidated financial statements for the three and six months ended June 30, 2001 and 2000 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2000. Certain reclassifications have been made to the June 30, 2000 consolidated financial statements to conform them to the June 30, 2001 presentation.

             The consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.  These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 - Accounting Policies

             In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which extended the required date of adoption to fiscal years beginning after June 15, 2000.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.   The Company adopted SFAS 133 in 2001.  Currently SFAS 133 has no impact due to the lack of any derivative activity.

Note 3 - Hotel Dispositions

             MeriStar Hospitality Corp. (“MeriStar”) exercised its termination rights on four hotels it leased to the Company effective May 1, 2001.  The impact of the lease termination on Prime’s financial condition is immaterial.  Under the terms of the lease agreement, MeriStar has paid Prime a termination fee of $2.9 million.  The fee is based on a multiple of cash flow for the twelve months ended April 30, 2001.  In addition, the Company has recorded the unamortized portion of the deferred gain on the initial sale of the hotels of approximately $21.9 million as other income in the second quarter 2001.  The deferred gain was being amortized into income as a reduction of rent expense of $3.5 million per year over the life of the lease.

             During the six months ended June 30, 2001, the Company also sold two Wellesley Inn hotels for $7.1 million and a vacant land parcel for $5.0 million. The Company has retained the franchise rights on the two Wellesley Inn hotels under 20 year franchise agreements.

Note 4 – Debt

             During the three months ended June 30, 2001 the Company retired $3.5 million of its $200 million Senior Subordinated Notes due 2007 (“Senior Subordinated Notes”) and $100,000 of its First Mortgage Notes due 2006.  Included in the accompanying consolidated financial statements is an extraordinary loss, net of taxes, on the discharge of indebtedness of approximately $110,000 relating to this retirement.

Note 5 - Earnings Per Common Share

             Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares used in computing basic earnings per common share was 44.6 million and 45.1 million for the three months ended June 30, 2001 and 2000, respectively, and 44.8 million and 46.5 million for the six months ended June 30, 2001 and 2000, respectively.

             Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options.  The weighted average number of common shares used in computing diluted earnings per common share was 45.7 million and 45.9 million for the three months ended June 30, 2001 and 2000, respectively, and 46.0 million and 47.2 million for the six months ended June 30, 2001 and 2000, respectively

Note 6 - Treasury Stock

             In April 2001, the Company repurchased 377,000 shares of its common stock at an average price per share of $9.82.  The Company’s $175 Million Revolving Credit Facility (the “Revolving Credit Facility”) allows for stock repurchases equal to 50% of net proceeds from asset sales with repurchases not to exceed $100.0 million.  As of April 30, 2001, the Company has repurchased $37.4 million of its shares under this covenant and has $46.7 million of availability based on the proceeds from asset sales.

Note 7 - Other Income, Net

             Other Income, net for the three and six months ended June 30, 2001 consisted primarily of the recognition of deferred gains on the termination of four hotel leases offset by reserves for certain charges related to contract disputes.  Other income, net for the three and six months ended June 30, 2000, consisted primarily of net gains on property transactions.

Note 8 - Comprehensive Income

             For the three and six months ended June 30, 2001 and 2000, comprehensive income consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net income	$20,622	$24,397	$30,226	$34,852
Unrealized gain (loss) on marketable securities available for sale, net of income taxes	584	(235)	1,036	(233)

Total	$21,206	$24,162	$31,262	$34,619

The accumulated other comprehensive loss consists primarily of an unrealized loss on marketable securities available for sale, net of income taxes.

Note 9 - Geographic and Business Information

             The Company’s hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand; and the full-service segment under major national franchises.  The Company’s 134 AmeriSuites are upscale hotels located in 31 states throughout the United States.  The 73 Wellesley Inn & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida.  The Company also operates 26 non-proprietary brand hotels, which compete primarily in the upscale full-service segment, with food service and banquet facilities under franchise agreements with national hotel brands.  The Company’s non-proprietary hotels are primarily located in the northeastern region of the United States.

             The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization (“EBITDA”) generated by the operations of its Owned Hotels.  Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties.  The Company’s taxes are included in the consolidated Federal income tax return. Other income, net consists of property transactions, which are not part of the recurring operation of the Company.  The allocation of interest expense, taxes and other income, net are not evaluated at the segment level and therefore, would be necessary in order to reconcile EBITDA to consolidated net income on the consolidated financial statements.

             The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three and six months ended June 30, 2001 and 2000  (in thousands):

Three months ended June 30, 2001	All-Suites	Limited-Service	Full-Service	Corporate / Other	Consolidated

Total revenue	$71,851	$24,063	$33,019	$5,263	$134,196
EBITDA (1)	19,667	8,474	9,007	(764)	36,384
Depreciation and amortization	4,615	3,057	1,466	476	9,614
Capital expenditures	10,003	2,728	801	795	14,327
Total Assets	$611,016	$376,650	$112,181	$55,784	$1,155,631

Three months ended June 30, 2000	All-Suites	Limited-Service	Full-Service	Corporate/Other	Consolidated

Total revenue	$61,499	$28,637	$43,588	$6,917	$140,641
EBITDA (1)	21,961	11,598	12,253	2,022	47,834
Depreciation and amortization	5,215	3,488	2,126	254	11,083
Capital expenditures.	5,788	1,805	963	1,226	9,782
Total Assets	$588,969	$393,681	$119,885	$97,346	$1,199,881

Six months ended June 30, 2001	All-Suites	Limited-Service	Full-Service	Corporate / Other	Consolidated

Total revenue	$139,518	$51,496	$65,154	$9,770	$265,938
EBITDA (1)	36,258	19,905	13,832	(233)	69,762
Depreciation and amortization	9,230	6,050	2,931	831	19,042
Capital expenditures	11,456	6,395	1,506	1,657	21,014
Total Assets	$611,016	$376,650	$112,181	$55,784	$1,155,631

Six months ended June 30, 2000	All-Suites	Limited-Service	Full-Service	Corporate/Other	Consolidated

Total revenue	$119,356	$58,587	$89,913	$10,676	$278,532
EBITDA (1)	42,217	23,882	22,212	(5)	88,306
Depreciation and amortization	10,161	6,739	4,359	523	21,782
Capital expenditures	11,065	4,119	3,027	1,615	19,826
Total Assets	$588,969	$393,681	$119,885	$97,346	$1,199,881

(¹) EBITDA represents earnings before interest, income taxes, depreciation and amortization.

PART I.            FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

             Prime Hospitality Corp. (“Prime” or “the Company”) is an owner, operator and franchisor of hotels, with 233 hotels in operation containing 29,947 rooms located in 33 states (the “Portfolio”) as of August 1, 2001.  Prime controls two hotel brands — AmeriSuites (R) and Wellesley Inn & Suites (R) — as well as a portfolio of non-proprietary brand hotels, which are primarily upscale, full-service hotels operated under franchise agreements with national hotel chains.  Prime’s portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

             The following table sets forth information with respect to the Portfolio as of August 1, 2001:

	Owned		Leased		Managed		Franchised		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

AmeriSuites	65	8,409	46	5,710	4	542	19	2,450	134	17,111
Wellesley Inn & Suites	57	6,691			7	748	9	836	73	8,275
Non-Proprietary Brands	11	2,195	5	821	10	1,545			26	4,561

Total	133	17,295	51	6,531	21	2,835	28	3,286	233	29,947

             The Company’s strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands, primarily through franchising.  Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment.

             In May 2001, a 245-room franchised AmeriSuites located near Chicago O’Hare Airport opened, making it the largest AmeriSuites hotel in the system.  There are currently nine AmeriSuites hotels under construction including seven by franchisees.  In addition, Prime has a pipeline of another 60 executed franchise agreements for new AmeriSuites to be built, eight of which are scheduled to begin construction this year.  The Company also has a pipeline of nine executed Wellesley Inn & Suites franchise agreements for new hotels.  Building on the successful conversion of 38 hotels to the Wellesley Inn & Suites brand in 1999, Prime intends to further grow the brand through conversions from other hotel brands.  The Company has completed the conversions of four Howard Johnson hotels to Wellesley Inns this year, two of which are franchised.

             In May 2001, Prime began new national advertising campaigns for both its brands.  For AmeriSuites, the Company ran television ads on national cable channels including TNT and CNN.  In addition, the Company began advertising its Wellesley chain on national radio.  Both advertising campaigns have generated new interest in the brands, increasing call volume at the reservation center by 10% since July 1.  The Company is currently in the process of implementing a new expanded rewards program, which is on target to be effective in September.  The new program will offer frequent customers both points toward a free hotel room and airline miles for each stay.  Currently, frequent guests account for nearly 10% of revenue at Prime’s brands and the Company believes it can significantly increase this percentage based on this new offering.

             The Company’s strategy is also focused on growing the operating profits of its Portfolio as well as continuing to strengthen its financial condition.  With over 200 hotels in operation, the Company believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

             For the three months ended June 30, 2001, net income decreased by $3.8 million, to $20.6 million from $24.4 million for the same three-month period in 2000.  For the six months ended June 30, 2001, net income was $30.2 million compared to $34.9 million for the same period in 2000.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased by 23.8% and 21.0% to $36.4 million and $69.8 million for the three and six months ended June 30, 2001, respectively. These results were primarily impacted by the reduction in overall business travel due to the economic slowdown and the impact of asset divestitures.

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

Results of Operations for the Three and Six Months ended June 30, 2001 Compared to the Three and Six Months ended June 30, 2000

             Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues.  Hotel revenues decreased by $4.9 million, or 3.6%, from $133.8 million for the three-month period in 2000 to $128.9 million for the same period in 2001, primarily due to an overall slowdown in business travel which resulted in revenues at comparable hotels declining by 4.7%.  This decrease was also affected by the impact of asset divestitures offset by incremental hotel revenues generated by new hotels added during 2000 and 2001.  These new hotels consisted primarily of the leasehold interests in 27 Sumner Suites hotels acquired from Sholodge in July 2001 and subsequently converted to AmeriSuites in November 2001.  Hotel revenues for the six months ended June 30, 2001 decreased by $11.8 million or 4.4%.  This decrease was due to a 2.8% decrease in comparable hotel revenues and the impact of asset divestitures partially offset by incremental revenues from the 27 new AmeriSuites.

             The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inn & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

             The following table illustrates the changes in REVPAR (“revenue per available room”) for the three and six-month periods ended June 30, 2001, by segment for all system-wide hotels, which were operated for comparable periods in 2001 and 2000.

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Change	2001	2000	Change

AmeriSuites

Occupancy	69.3%	73.7%	(4.4 pts. )	66.2%	70.1%	(3.9 pts. )
ADR	$82.25	$81.73	0.6%	$84.27	$81.85	3.0%
REVPAR	$56.99	$60.24	(5.4%)	$55.75	$57.34	(2.8%)

Wellesley Inn & Suites
Occupancy	65.2%	68.2%	(3.0 pts. )	64.0%	65.4%	(1.4 pts. )
ADR	$60.77	$59.71	1.8%	$64.58	$62.04	4.1%
REVPAR	$39.62	$40.71	(2.7%)	$41.36	$40.56	2.0%

Non-Proprietary Brands
Occupancy	73.0%	78.0%	(5.0 pts. )	67.4%	68.5%	(1.1 pts. )
ADR	$99.57	$98.89	0.7%	$99.30	$97.75	1.6%
REVPAR	$72.66	$77.12	(5.8%)	$66.96	$67.98	(1.5%)

Owned Hotels
Occupancy	67.1%	70.9%	(3.8 pts. )	64.2%	67.2%	(3.0 pts. )
ADR	$78.07	$77.47	0.8%	$80.04	$77.85	2.8%
REVPAR	$52.35	$54.95	(4.7%)	$51.37	$52.31	(1.8%)

             REVPAR at comparable hotels was impacted for the three-month and six-month periods by the slowdown in the economy which has primarily affected business travel.  A significant number of key corporate customers reduced their travel budgets, which decreased REVPAR at the upscale AmeriSuites, particularly in the Dallas, Chicago, Cincinnati and Detroit markets, for the three and six-month periods by 5.4% and 2.8%, respectively.

             Our mid-price Wellesley Inn & Suites brand, reported a 2.7% decrease in REVPAR during the three-month period ended June 30, 2001 attributed to weakness in the Dallas, Austin and Detroit markets.  For the six-month period, the Wellesley Inn & Suites reported a 2.0% increase in REVPAR, as hotels in this segment have been less affected by the cutbacks in business travel.

             The Company’s non-proprietary brands were affected by the performance of the full-service hotels, which are primarily located in the Northeast.  These hotels registered 5.8% and 1.5% REVPAR decreases during the three and six months ended June 30, 2001 due to declines in group business and softness in the greater New York City market.

             Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group.  Management, franchise and other fees decreased by $1.3 million and $519,000, or 22.5% and 5.9%, for the three and six-month periods ended June 30, 2001, respectively. The decreases were primarily due to management fee revenues earned in 2000 associated with the termination of a management agreement and a reduction in new franchise applications.

             Rental and other revenues consist of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other revenues decreased by $254,000 and $267,000 for the three and six-month periods ended June 30, 2001.

             Hotel operating expenses consist of all direct costs related to the operation of the Company’s properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses increased by $2.3 million, or 3.6%, for the three-month period in 2001 compared to the same period in 2000 due to higher energy costs, which rose by 15%.  Excluding the impact of energy costs, hotel operating expenses for comparable hotels decreased by approximately 2.0% due to the Company's cost containment programs.  For the six months ended June 30, 2001, hotel operating expenses decreased by $721,000 due to properties sold subsequent to June 2000.  For the comparable three and six-month periods, hotel operating expenses, as a percentage of hotel revenues, increased from 48.4% and 50.5% in 2001, respectively, to 52.0% and 52.6% in 2000, respectively, due to the higher energy costs.

             Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $3.0 million and $7.8 million, or 15.9% and 20.8%, respectively, for the three and six months ended June 30, 2001 as compared to the same period in 2000, primarily due to the addition of the 27 leased hotels acquired from Sholodge in July 2000.

             General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses and national brand advertising expenses. General and administrative expenses decreased by $342,000 and $1.2 million, or 3.8% and 6.7%, respectively, for the three and six months ended June 30, 2001, due primarily to the Company’s cost containment programs.  This was offset by costs associated with the Company’s new national television and radio advertising campaigns for its brands, which began in May 2001.

             Depreciation and amortization expense decreased by $1.5 million and $2.7 million, or 13.3% and 12.6%, respectively, for the three and six months ended June 30, 2001. The decreases were primarily due to asset sales.

             Investment income increased by $263,000 and $599,000, or 3.1% and 106.0%, respectively, for the three and six months ended June 30, 2001, primarily due to interest earned on security deposits on the leased hotels acquired from Sholodge.

             Interest expense decreased by $2.2 million and $6.0 million, or 20.4% and 25.7%, respectively, for three and six months ended June 30, 2001, primarily due to the reduction of debt resulting from asset sales and operating cash flow.

             Other income, net consists of property transactions and other items, which are not part of the Company’s recurring operations.  Other income, net for the three and six months ended June 30, 2001 consisted primarily of the recognition of deferred gains on the termination of four hotel leases offset primarily by reserves for certain changes related to contract disputes. Other income, net for the three and six months ended June 30, 2000, consisted primarily of net gains on property transactions.

Liquidity and Capital Resources

             At June 30, 2001, the Company had cash, cash equivalents and current marketable securities of $12.4 million.  In addition, at June 30, 2001, the Company had $126.1 million available to it under its Revolving Credit Facility.

             The Company's major sources of cash for the six months ended June 30, 2001 were cash flows from operations of $27.3 million, borrowings of $9.0 million and net proceeds from asset sales of $10.0 million.  The Company's major uses of cash during the period were capital expenditures of $21.0 million and debt repayments of $18.6 million.

             Cash flow from operations was positively impacted by the utilization of net operating loss carry-forwards ("NOLs") of $1.5 million.  At June 30, 2001 the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $48.0 million, which are subject to annual utilization limitations and expire in 2006.

             Sources of Capital. The Company has undertaken a strategic initiative to dispose of hotel real estate while retaining the franchise rights and to invest the proceeds in the reduction of debt, the growth of its proprietary brands and the repurchase of the Company’s common stock.  The combination of asset sales and operating cash flow continues to strengthen the Company’s overall financial condition.  At June 30, 2001, the Company’s debt to EBITDA ratio was 2.3 times and its debt to book capitalization was 33%.

             During the six months ended June 30, 2001, the Company sold two Wellesley Inns hotels for $7.1 million, and an undeveloped land parcel in Pleasant Hill, CA for $5.0 million.

             The Company has a $175.0 million Revolving Credit Facility, which bears interest at LIBOR plus 2.0%.  The facility is available through December 2001 and may be extended by the Company for an additional year with a reduction in size to $125.0 million.  Borrowings under the facility are secured by first liens on certain of the Company’s hotels with recourse to the Company.  Additional properties may be added subject to the approval of the lenders.  Availability under the facility is subject to a borrowing base test and certain other covenants.  During the six months ended June 30, 2001, the Company borrowed and subsequently repaid $9.0 million under this facility.  At June 30, 2001, the Company has $126.1 million available under its borrowing base test.

             The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company.

             Uses of Capital. During six months ended June 30, 2001, the Company retired $18.6 million of its debt outstanding.  Over the past 18 months, the Company has paid down approximately $213 million of its debt bringing its debt balance to $336.1 million at June 30, 2001.

             The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate brand development will be limited.  During the six months ended June 30, 2001, the Company spent $9.9 million on new construction or conversions from other hotel brands.  There are currently two AmeriSuites hotels under construction by the Company.  In addition, the Company converted two owned Howard Johnson hotels to Wellesley Inns.  The Company expects to spend approximately $25-30 million in 2001 in corporate brand development.  In addition, during the six months ended June 30, 2001, the Company also spent $11.2 million on capital improvements at its Owned Hotels and expects to spend a total of $20 million in 2001.  The Company plans to fund both its corporate development and capital improvements with internally generated cash flow.

             During the six months ended June 30, 2001, the Company repurchased 377,000 shares of its common stock at an average cost of $9.82. The Revolving Credit Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million.  As of July 31, 2001, the Company has repurchased $37.4 million of its shares under this covenant and has $46.7 million of availability based on the proceeds from asset sales.

             In order to facilitate future tax–deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended.  At June 30, 2001, the Company had advances of approximately $127.4 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company’s accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements.  A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company’s annual interest cost by approximately $ 143,000 annually.

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

None.

    Item 3.          Defaults Upon Senior Securities

None.

    Item 4.          Submission of Matters to a Vote of Security Holders

                           The Company held its annual meeting of stockholders on May 24, 2001 (the “Annual Meeting”).  The Company’s stockholders were asked to take the following action at the meeting:

    1) Elect two Class III Directors to serve until the 2004 Annual Meeting of Stockholders

With respect to the Board Proposal, the two individuals nominated for director were all elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting.  The nominees and the votes received by each are as follows:

	FOR	WITHHELD

Howard M. Lorber	40,820,635	1,429,565
Allen S. Kaplan	41,086,942	1,163,258

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

PRIME HOSPITALITY CORP.

Date:	August 14, 2001	By:	/s/A.F.Petrocelli

A.F. Petrocelli
President and Chief Executive Officer

Date:	August 14, 2001	By:	/s/ Douglas Vicari

Douglas Vicari
Senior Vice President and Chief Financial Officer