Form 10-Q
period 2001-09-30
PRIME HOSPITALITY CORP
filed 2001-11-13
CIK 80293

FORM 10-Q

SECURITIES EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)

                        ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes  ☒  No  ☐

The registrant had 44,765,130 shares of common stock, $.01 par value, outstanding as of November 1, 2001.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
INDEX

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,958	$1,735
Marketable securities available for sale	3,524	3,325
Accounts receivable (net of allowances of $1,125 and $1,000 at September 30, 2001 and December 31, 2000, respectively)	30,861	27,916
Current portion of mortgages and notes receivable	422	3,306
Other current assets	16,255	17,745
Total current assets	60,020	54,027

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization	1,010,020	1,019,474
Properties held for sale	31,684	32,517
Mortgages and notes receivable, net of current portion	12,096	11,991
Other assets	38,998	41,831

TOTAL ASSETS	$1,152,818	$1,159,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$10,275	$4,702
Current portion of deferred income	6,762	10,322
Other current liabilities	72,224	62,228
Total current liabilities	89,261	77,252

Long-term debt, net of current portion	313,985	340,987
Deferred income	34,921	60,950
Other liabilities	10,379	12,551

Total liabilities	448,546	491,740

Commitments and contingencies	-----	-----

Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares authorized; none issued	-----	-----
Common stock, par value $.01 per share; 75,000,000 shares authorized; 56,189,319 and 55,972,932 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	562	560
Capital in excess of par value	528,666	524,549
Retained earnings	292,362	256,966
Accumulated other comprehensive loss, net of taxes	(2,471)	(2,838)
Treasury stock (11,507,078 and 11,130,878 shares at September 30, 2001 and December 31, 2000, respectively)	(114,847)	(111,137)
Total stockholders' equity	704,272	668,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,152,818	$1,159,840

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Hotel revenues	$115,338	$141,381	$371,387	$409,237
Management, franchise and other fees	3,083	3,635	10,168	11,689
Rental and other revenues	699	1,299	2,282	3,150
Total revenues	119,120	146,315	383,837	424,076

Costs and expenses:
Hotel operating expenses	64,662	71,143	199,290	206,491
Rent and other occupancy	21,671	25,472	67,107	64,793
General and administrative	7,403	6,098	22,294	22,591
Depreciation and amortization	9,556	9,999	28,598	31,781
Total costs and expenses	103,292	112,712	317,289	325,656

Operating income	15,828	33,603	66,548	98,420

Investment income	593	720	1,757	1,285
Interest expense	(8,305)	(9,562)	(25,620)	(32,855)
Other income, net	233	900	14,992	16,441

Income before income taxes and extraordinary items	8,349	25,661	57,677	83,291
Provision for income taxes	3,214	10,008	22,205	32,484

Income before extraordinary items	5,135	15,653	35,472	50,807
Extraordinary items - loss on dischargeof indebtedness, net of income taxes	34	--	(76)	(302)
Net income	$5,169	$15,653	$35,396	$50,505

Income per common share:
Basic:

Income before extraordinary items	$0.12	$0.35	$0.79	$1.10
Extraordinary items - loss on discharge of indebtedness	--	--	--	--
Net income per common share	$0.12	$0.35	$0.79	$1.10

Diluted:

Income before extraordinary items	$0.11	$0.34	$0.77	$1.08
Extraordinary items - loss on discharge of indebtedness	--	--	--	--
Net income per common share	$0.11	$0.34	$0.77	$1.08

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In Thousands)

	2001	2000
Cash flows from operating activities:
Net income	$35,396	$50,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,598	31,781
Extraordinary item - loss on discharge of indebtedness	76	496
Amortization of deferred financing costs	2,269	2,526
Utilization of net operating loss carryforwards	2,293	2,293
Non-cash portion of other income, net	(12,571)	(13,881)
Amortization of deferred income	(8,486)	(7,903)
Increase (decrease) from changes in other operating assets and liabilities:
Accounts receivable	(2,944)	(9,047)
Other current assets	1,230	(5,198)
Other liabilities	639	14,255

Net cash provided by operating activities	46,500	65,827

Cash flows from investing activities:
Proceeds from mortgages and notes receivable	1,650	1,112
Disbursements for mortgages and notes receivable	(446)	(668)
Proceeds from sales of property, equipment and leasehold improvements	15,331	162,934
Construction and conversion of hotels	(16,393)	(15,951)
Purchases of property, equipment and leasehold improvements	(16,319)	(14,578)
Security deposit	-----	(16,500)
Other	282	(1,381)

Net cash (used in) provided by investing activities	(15,895)	114,968

Cash flows from financing activities:
Net proceeds from issuance of debt	12,920	30,817
Payments of debt	(34,420)	(171,667)
Proceeds from the exercise of stock options	1,828	1,235
Treasury stock purchases	(3,710)	(29,311)

Net cash used in financing activities	(23,382)	(168,926)

Net increase in cash and cash equivalents	7,223	11,869

Cash and cash equivalents at beginning of period	1,735	7,240
Cash and cash equivalents at end of period	$8,958	$19,109

Supplemental cash flow disclosures of non-cash activities:
Hotels sold in exchange for assumption of debt	-----	$17,364
Notes receivable and equity interests received from the sales of hotels	-----	$3,348
Land acquired in exchange for notes receivable	$1,952	-----

Other cash flow disclosures:
Interest paid	$23,349	$31,171
Income taxes paid	$12,292	$18,582

See Accompanying Notes to Interim Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

Note 1 - Basis of Presentation

                In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

                The consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2000. Certain reclassifications have been made to the September 30, 2000 consolidated financial statements to conform them to the September 30, 2001 presentation.

                The consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.  These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 - Accounting Policies

                In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which extended the required date of adoption to fiscal years beginning after September 15, 2000.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.   The Company adopted SFAS 133 in 2001.  Currently SFAS 133 has no impact due to the lack of any derivative activity.

Note 3 - Hotel Dispositions

MeriStar Hospitality Corp. (“MeriStar”) exercised its termination rights on four hotels it leased to the Company effective May 1, 2001.  The impact of the lease termination on Prime’s financial condition is immaterial.  Under the terms of the lease agreement, MeriStar paid Prime a termination fee of $2.9 million.  In addition, the Company has recorded the unamortized portion of the deferred gain on the initial sale of the hotels of approximately $21.9 million as other income in the second quarter 2001.  The deferred gain was being amortized into income as a reduction of rent expense of $3.5 million per year over the life of the lease.

                During the nine months ended September 30, 2001, the Company also sold three Wellesley Inn hotels for $11.7 million and a vacant land parcel for $5.0 million. The Company has retained the franchise rights on the three Wellesley Inn hotels under 20 year franchise agreements.

Note 4 – Debt

                During the nine months ended September 30, 2001, the Company retired $10.0 million of its $200 million Senior Subordinated Notes due 2007 (“Senior Subordinated Notes”) and $100,000 of its First Mortgage Notes due 2006.  The Company also retired $4.5 million of debt related to a Wellesley Inn in Wayne, New Jersey.  Included in the accompanying unaudited consolidated financial statements is an extraordinary loss, net of taxes, on the discharge of indebtedness of approximately $76,000 related to these retirements.

Note 5 - Earnings Per Common Share

                Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares used in computing basic earnings per common share was 44.7 million and 44.9 million for the three months ended September 30, 2001 and 2000, respectively, and 44.7 million and 46.0 million for the nine months ended September 30, 2001 and 2000, respectively.

                Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options.  The weighted average number of common shares used in computing diluted earnings per common share was 45.8 million and 45.8 million for the three months ended September 30, 2001 and 2000, respectively, and 45.9 million and 46.8 million for the nine months ended September 30, 2001 and 2000, respectively

Note 6 - Treasury Stock

                In April 2001, the Company repurchased 376,000 shares of its common stock at an average price per share of $9.86.  The Company’s $175 Million Revolving Credit Facility (the “Revolving Credit Facility”) allows for stock repurchases equal to 50% of net proceeds from asset sales with repurchases not to exceed $100.0 million.  As of October 31, 2001, the Company has repurchased $37.4 million of its shares under this covenant and has $48.9 million of availability based on the proceeds from asset sales.

Note 7 - Other Income, Net

                Other income, net for the three and nine months ended September 30, 2001 consisted primarily of the recognition of deferred gains on the termination of four hotel leases offset by reserves for certain charges related to various contract disputes.  Other income, net for the three and nine months ended September 30, 2000, consisted primarily of net gains on property transactions.

Note 8 - Comprehensive Income

                For the three and nine months ended September 30, 2001 and 2000, comprehensive income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income	$5,169	$15,653	$35,396	$50,505
Unrealized gain (loss) on marketable securities available for sale, net of income taxes	(669)	253	367	20
Comprehensive Income	$4,500	$15,906	$35,763	$50,525

Note 9 – Contingencies

                The Company is currently in arbitration with its former general manager of the Frenchman’s Reef Beach Resort hotel, who has filed a demand for arbitration with the American Arbitration Association; which asserts that the Company had wrongfully terminated his employment, thereby breaching his contract of employment.

                The Company is also currently involved in a lawsuit filed in the United States District Court for the Virgin Islands by the same individual in which he seeks to recover the value of his alleged interest in certain land adjacent to the Frenchman’s Reef hotel.  The Company sold the hotel and all of the adjacent land on March 15, 2000.

                At September 30, 2001, there were other contingent liabilities for insurance and various other matters occurring in the ordinary course of business.

                On the basis of information furnished by counsel and others, the Company believes that none of these contingencies will have a material adverse effect on the financial position of the Company.

Note 10 - Geographic and Business Information

      The Company’s hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inn & Suites brand; and the full-service segment under major national franchises.  The Company’s 137 AmeriSuites are upscale hotels located in 31 states throughout the United States.  The 73 Wellesley Inn & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida.  The Company also operates 25 non-proprietary brand hotels, which compete primarily in the upscale full-service segment, with food service and banquet facilities under franchise agreements with national hotel brands.  The Company’s non-proprietary hotels are primarily located in the northeastern region of the United States.

      The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization (“EBITDA”) generated by the operations of its owned and leased hotels.  Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties.  Other income, net consists of property transactions, which are not part of the recurring operation of the Company.  The allocation of interest expense, taxes and other income, net are not evaluated at the segment level and therefore, would be necessary in order to reconcile EBITDA to consolidated net income on the consolidated financial statements.

            The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three and nine months ended September 30, 2001 and 2000  (in thousands):

Three months ended September 30, 2001	All-Suites	Limited-Service	Full-Service	Corporate / Other	Consolidated

Total revenue	$66,682	$21,710	$26,989	$3,739	$119,120
EBITDA (1)	14,503	6,413	3,821	647	25,384
Depreciation and amortization	4,614	3,006	1,465	471	9,556
Capital expenditures	2,471	7,439	1,200	588	11,698
Total Assets	$608,900	$370,837	$110,196	$62,885	$1,152,818

Three months ended September 30, 2000	All-Suites	Limited-Service	Full-Service	Corporate/Other	Consolidated

Total revenue	$74,004	$26,446	$40,931	$4,934	$146,315
EBITDA (1)	22,175	10,077	10,553	797	43,602
Depreciation and amortization	4,834	3,344	1,520	301	9,999
Capital expenditures	5,053	2,761	1,561	1,328	10,703
Total Assets	$630,556	$385,961	$118,107	$81,325	$1,215,949

Nine months ended September 30, 2001	All-Suites	Limited-Service	Full-Service	Corporate / Other	Consolidated

Total revenue	$206,200	$73,206	$92,143	$12,288	$383,837
EBITDA (1)	52,311	27,095	17,653	(1,913)	95,146
Depreciation and amortization	13,844	9,056	4,396	1,302	28,598
Capital expenditures	13,927	13,834	2,706	2,245	32,712
Total Assets	$608,900	$370,837	$110,196	$62,885	$1,152,818

Nine months ended September 30, 2000	All-Suites	Limited-Service	Full-Service	Corporate/Other	Consolidated

Total revenue	$193,360	$85,033	$130,844	$14,839	$424,076
EBITDA (1)	64,873	33,958	34,271	(2,901)	130,201
Depreciation and amortization	14,995	10,083	5,879	824	31,781
Capital expenditures	16,118	6,880	4,588	2,943	30,529
Total Assets	$630,556	$385,961	$118,107	$81,325	$1,215,949

(¹) EBITDA represents earnings before interest, income taxes, depreciation and amortization.

PART I.FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

                Prime Hospitality Corp. (“Prime” or “the Company”) is an owner, operator and franchisor of hotels, with 235 hotels in operation containing 30,170 rooms located in 33 states (the “Portfolio”) as of November 1, 2001.  Prime controls two hotel brands — AmeriSuites (R) and Wellesley Inn & Suites (R) — as well as a portfolio of non-proprietary brand hotels, which are primarily upscale, full-service hotels operated under franchise agreements with national hotel chains.  Prime’s Portfolio consists primarily of new, well-maintained hotels, with an average age of approximately 7 years.

          The following table sets forth information with respect to the Portfolio as of November 1, 2001:

	Owned		Leased		Managed		Franchised		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
AmeriSuites	65	8,408	46	5,710	5	670	21	2,655	137	17,443
Wellesley Inn & Suites	56	6,588			5	558	12	1,126	73	8,272
Non-Proprietary Brands	11	2,195	5	821	9	1,439			25	4,455
Total	132	17,191	51	6,531	19	2,667	33	3,781	235	30,170

          The Company’s strategy is to develop its proprietary AmeriSuites and Wellesley Inn & Suites brands, primarily through franchising.  Through the development of its proprietary brands, the Company is transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment.

          In 2001, four AmeriSuites have opened including a 245-room franchised AmeriSuites located near Chicago O’Hare Airport, the largest AmeriSuites hotel in the system.  There are currently nine AmeriSuites hotels under construction including seven by franchisees.  In addition, Prime has a pipeline of another 56 executed franchise agreements for new AmeriSuites to be built.  The Company also has a pipeline of nine executed Wellesley Inn & Suites franchise agreements for new hotels.  Building on the successful conversion of 38 hotels to the Wellesley Inn & Suites brand in 1999, Prime intends to further grow the brand through conversions from other hotel brands.  The Company has completed the conversions of four Howard Johnson hotels to Wellesley Inns this year, and expects to complete a fifth property during the fourth quarter of 2001.

          As part of its brand development strategy, Prime has implemented several new initiatives in 2001.  In May 2001, Prime began new national advertising campaigns for both its brands.  For AmeriSuites, the Company ran television ads on national cable channels including TNT and CNN.  In addition, the Company began advertising its Wellesley chain on national radio.  In September 2001, the Company implemented a new expanded rewards program, which offers frequent customers both points toward a free hotel room and airline miles for each stay.  Currently, frequent guests account for nearly 10% of revenue at Prime’s brands and the Company believes the new program will enhance its competitive position.  Prime has already added approximately 13,000 new members since September 1, increasing its membership by almost 15%.

          The Company’s strategy is also focused on growing the operating profits of its Portfolio as well as continuing to strengthen its financial condition.  With over 200 hotels in operation, the Company believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

                For the three months ended September 30, 2001, net income decreased by $10.5 million, to $5.2 million from $15.7 million for the same three-month period in 2000.  For the nine months ended September 30, 2001, net income was $35.4 million compared to $50.5 million for the same period in 2000.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased by 41.8% and 26.9% to $ 25.4 million and $95.1 million for the three and nine months ended September 30, 2001, respectively. These results were primarily impacted by the reduction in overall business travel due to a softening economy compounded by the terrorist attacks in September.

          The Company evaluates the performance of its segments based primarily on EBITDA.  EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as alternatives to net income as an indicator of the Company’s operating performance or as alternatives to cash flows as a measure of liquidity.

Recent Development

                On September 11, 2001, the United States experienced significant terrorist attacks focused on the World Trade Center complex in New York City and the Pentagon in Arlington, Virginia.  These attacks have meaningfully disrupted the travel and lodging industries as occupancy levels declined markedly across the industry in the period immediately following the attacks.  We noted that at our hotels REVPAR ("revenue per available room") decreased by 28% for the period from September 11 through September 30 versus the prior year.  We have also noted that although occupancy levels have not yet returned to their former levels, we have recently observed indications of improvement in demand as the REVPAR decline from prior years' levels stabilized at 15% in October.

                In response to the slowdown in travel, the Company has implemented the following initiatives.  We have instituted cost containment programs at the hotel level such as revised variable staffing standards, fixed cost payroll reductions and energy conservation measures.  We are also limiting capital spending in the short-term to emergency, life safety and asset preservation items on existing hotels and restricting development spending to the completion of two AmeriSuites hotels currently under construction.

Forward-Looking Statements

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

          The following important factors, in addition to those discussed elsewhere in this Form 10-Q or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company’s business segments in areas such as access, location, quality or accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company’s continued ability to obtain new operating contracts and franchise agreements; the Company’s ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of national and regional economic conditions that will affect, among other things, demand for products and services at the Company’s hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in the Company’s filings with the SEC, including its Form 10-K.

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

Results of Operations for the Three and Nine Months ended September 30, 2001 Compared to the Three and Nine Months ended September 30, 2000

Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues.  Hotel revenues decreased by $26.0 million and $37.9 million, or 18.4% and 9.2%, respectively for the three and nine months ended September 30, 2001. This decrease was primarily due to a softening economy compounded by the terrorist attacks in September.  In addition, asset divestitures have also had an impact on the decrease in revenues partially offset by the addition of new hotels.

          The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inn & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

                The following table illustrates the changes in REVPAR (“revenue per available room”) for the three and nine-month periods ended September 30, 2001, by segment for all system-wide hotels, which were operated for comparable periods in 2001 and 2000.

	Three Months Ended September 30,			Nine Months Ended September 30,

2001

2000

Change

2001

2000

Change

AmeriSuites
Occupancy	67.9%	73.2%	(5.3 pts. )	66.7%	71.1%	(4.4 pts. )
ADR	$77.54	$81.50	(4.9)%	$81.97	$81.73	0.3%
REVPAR	$52.65	$59.67	(11.8)%	$54.71	$58.12	(5.9)%

Wellesley Inn & Suites
Occupancy	62.9%	67.3%	(4.4 pts. )	64.1%	66.4%	(2.3 pts. )
ADR	$56.88	$58.45	(2.7)%	$61.99	$60.81	1.9%
REVPAR	$35.75	$39.36	(9.2)%	$39.75	$40.35	(1.5)%

Non-Proprietary Brands
Occupancy	68.2%	79.9%	(11.7 pts. )	67.6%	73.7%	(6.1 pts. )
ADR	$114.34	$118.41	(3.4)%	$111.94	$111.94	0.0%
REVPAR	$77.92	$94.57	(17.6)%	$75.69	$82.47	(8.2)%

Owned Hotels
Occupancy	64.5%	70.7%	(6.2 pts. )	64.5%	68.5%	(4.0 pts. )
ADR	$74.50	$78.16	(4.7)%	$78.30	$78.14	0.2%
REVPAR	$48.06	$55.23	(13.0)%	$50.52	$53.52	(5.6)%

          REVPAR at our upscale AmeriSuites decreased by 11.8% and 5.9% for the three and nine-month periods, respectively affected by a reduction in business travel, particularly in the Chicago, Orlando and Cincinnati markets.

          Our mid-price Wellesley Inn & Suites brand, reported 9.2% and 1.5% decreases in REVPAR during the three and nine-month periods ended September 30, 2001 attributed to weakness in the South Florida, Austin and Detroit markets.

                The Company’s non-proprietary brands were affected by the performance of the full-service hotels, which are primarily located in the Northeast.  These hotels registered 17.6% and 8.2% REVPAR decreases during the three and nine months ended September 30, 2001 due to declines in group business and softness in the greater New York City market.

          Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group.  Management, franchise and other fees decreased by $552,000 and $1.5 million, or 15.2% and 13.0%, for the three and nine-month periods ended September 30, 2001, respectively. The decreases were primarily due to lower revenues at managed and franchised hotels, a reduction in new franchise applications and management agreement terminations.

          Rental and other revenues consist of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other revenues decreased by $600,000 and $868,000 for the three and nine-month periods ended September 30, 2001.

          Hotel operating expenses consist of all direct costs related to the operation of the Company’s properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses decreased by $6.5 million and $7.2 million, or 9.1% and 3.5%, respectively, for the three and nine-month periods in 2001, compared to the same periods in 2000, due to cost containment programs, asset divestitures and lower occupancy.  Hotel operating expenses decreased despite higher energy costs, which rose by 15%.

          Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $3.8 million, or 14.9%, for the three-month period in 2001 compared to the same period in 2000 primarily due to the divestiture of four leased hotels.  Rent and other occupancy expenses increased by $2.3 million, or 3.6%, for the nine-month period in 2001 compared to the same period in 2000 due to the addition of the 27 leased hotels acquired from Sholodge in July 2000.

          General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses and national brand advertising expenses. General and administrative expenses for the three months ended September 30, 2001 increased by $1.3 million, or 21.4%, primarily due to the timing of marketing expenses and the launching of the new rewards program.  General and administrative expenses for the nine months ended September 30, 2001 decreased by $297,000 or 1.3%, compared to the same period in 2000 due primarily to the Company’s cost containment programs.

          Depreciation and amortization expense decreased by $443,000 and $3.2 million, or 4.4% and 10.0%, respectively, for the three and nine months ended September 30, 2001. The decreases were primarily due to asset sales.

          Investment income decreased by $127,000 for the three-month period compared to the same period in 2000 primarily due to a decrease in the Company’s weighted average cash balance.  Investment income for the nine-month period ended September 30, 2001 compared to the same period in 2000, increased by $472,000 primarily due to interest earned on security deposits on the leased hotels acquired from Sholodge in July 2000.

          Interest expense decreased by $1.3 million and $7.2 million, or 13.1% and 22.0%, respectively, for three and nine months ended September 30, 2001, primarily due to the reduction of debt resulting from asset sales and operating cash flow.

                Other income, net consists of property transactions and other items, which are not part of the Company’s recurring operations.  Other income, net for the three and nine months ended September 30, 2001 consisted primarily of the recognition of deferred gains on the termination of four hotel leases and net gains on property transactions offset by reserves for certain charges related to various contract disputes. Other income, net for the three and nine months ended September 30, 2000, consisted primarily of net gains on property transactions.

Liquidity and Capital Resources

          At September 30, 2001, the Company had cash, cash equivalents and current marketable securities of $12.5 million.  In addition, at September 30, 2001, the Company had $122.3 million available to it under its Revolving Credit Facility.

          The Company's major sources of cash for the nine months ended September 30, 2001 were cash flows from operations of $46.5 million, borrowings of $12.9 million and net proceeds from asset sales of $15.3 million. The Company's major uses of cash during the period were capital expenditures of $32.7 million and debt repayments of $34.4 million.

          Cash flow from operations was positively impacted by the utilization of net operating loss carry-forwards ("NOLs") of $2.3 million.  At September 30, 2001 the Company had federal NOLs relating primarily to its predecessor, Prime Motor Inns, Inc. ("PMI"), of approximately $45.9 million, which are subject to annual utilization limitations and expire in 2006.

                Sources of Capital. The Company has undertaken a strategic initiative to dispose of hotel real estate while retaining the franchise rights and to invest the proceeds in the reduction of debt, the growth of its proprietary brands and the repurchase of the Company’s common stock.  The combination of asset sales and operating cash flow continues to strengthen the Company’s overall financial condition.  At September 30, 2001, the Company’s debt to EBITDA ratio was 2.5 times and its debt to book capitalization was 32%.

          During the nine months ended September 30, 2001, the Company sold three Wellesley Inns hotels for $11.7 million and an undeveloped land parcel for $5.0 million.

                The Company has a $175.0 million Revolving Credit Facility, which bears interest at LIBOR plus 2.0%.  The facility is available through December 2001 and may be extended by the Company for an additional year with a reduction in size to $125.0 million.  The Company intends to exercise its extension option in December.  Borrowings under the facility are secured by first liens on certain of the Company’s hotels with recourse to the Company.  Additional properties may be added subject to the approval of the lenders.  Availability under the facility is subject to a borrowing base test and certain other covenants.  During the nine months ended September 30, 2001, the Company borrowed and subsequently repaid $13.0 million under this facility.  At September 30, 2001, the Company had $122.3 million available under its borrowing base test.

          The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company.

                Uses of Capital. During the nine-month period ended September 30, 2001, the Company retired $34.4 million of its debt outstanding.  Over the past 21 months, the Company has paid down approximately $224 million of its debt bringing its debt balance to $324.3 million at September 30, 2001.

                The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate brand development will be limited.  During the nine months ended September 30, 2001, the Company spent $16.4 million on new construction or conversions from other hotel brands.  There are currently two AmeriSuites hotels under construction by the Company.  In addition, the Company converted two owned Howard Johnson hotels to Wellesley Inns.  The Company expects to spend an additional $7.0 million in 2001 in corporate brand development to complete those projects under construction.  In addition, during the nine months ended September 30, 2001, the Company also spent $16.3 million on capital improvements at its Owned Hotels and expects to spend a total of $20 million in 2001.  The Company plans to fund both its corporate development and capital improvements with internally generated cash flow.

          Due to the slowdown in the economy and the impact of the terrorist attacks the Company intends to limit capital expenditures in 2002 to asset preservation, emergency and life/safety items and does not plan at this time to initiate new development projects.

                During the nine months ended September 30, 2001, the Company repurchased 376,000 shares of its common stock at an average cost of $9.86. The Revolving Credit Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million.  As of October 31, 2001, the Company has repurchased $37.4 million of its shares under this covenant and has $48.9 million of availability based on the proceeds from asset sales.

          In order to facilitate future tax–deferred exchanges of hotel properties, the Company from time to time enters into arrangements with an unaffiliated third party under Section 1031 of the Internal Revenue Code of 1986, as amended.  At September 30, 2001, the Company had advances of approximately $135.6 million to such third party, which advances are classified as property, equipment and leasehold improvements in the Company’s accompanying financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements.  A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company’s annual interest cost by approximately $134,800 annually.

PART II.                OTHER INFORMATION

Item 1.             Legal Proceedings

                The Company currently and from time to time is involved in litigation arising in the ordinary course of its business.  The Company does not believe that it is involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results or operations or cash flows.

                Pourzal v. Prime (Clv. No. 1999-139M)  This action was commenced on August 18, 1999, against Prime in the district court of the Virgin Islands, Division of St. Thomas and St. John (the "Court").  The action is for breach of a contract allegedly formed in 1978 between Nick Pourzal and American Motor Inns, Inc., a predecessor of Prime.  The plaintiff, a former employee of Prime, alleges that Prime or its predecessor breached a contract to make certain payments to him with respect to a parcel of land in St. Thomas U.S.V.I. previously owned by Prime.  The plaintiff seeks a declaratory judgment that Prime is liable to him for payment of ten percent (10%) of Prime's pre-tax earnings on the land, as well as compensatory, incidental, and consequential damages, interest, costs, and attorneys' fees.  Discovery is currently proceeding in this matter.  Prime believes that Plaintiff's action is without merit and intends to vigorously defend this case.

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

PRIME HOSPITALITY CORP.

Date:	November 13, 2001	By:	/s/A.F.Petrocelli
A.F. Petrocelli
President and Chief Executive
Officer

Date:	November 13, 2001	By:	/s/ Douglas Vicari
Douglas Vicari
Senior Vice President and Chief
Financial Officer