Form 10-K405
period 2001-12-31
PRIME HOSPITALITY CORP
filed 2002-03-29
CIK 80293

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates on March 15, 2002 based on the last sale price as reported by the National Quotation Bureau, Inc. on that date was approximately $578,561,695.

     The Registrant had 44,884,538 shares of Common Stock outstanding as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared for the 2002 annual meeting of shareholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

     Prime is an owner, manager and franchisor of hotels, with 233 hotels in operation containing 29,641 rooms located in 33 states (the "Portfolio") as of December 31, 2001. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inns & Suites(R) -- and operates a portfolio of upscale, full-service hotels under franchise agreements with national hotel chains. The Company owns and operates 131 hotels (the "Owned Hotels"), operates 28 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), manages 38 hotels for third parties (the "Managed Hotels"), and franchises 36 hotels which it does not operate (the "Franchised Hotels"). The Portfolio is comprised of 139 AmeriSuites hotels, 74 Wellesley Inns & Suites hotels and 20 non-proprietary brand hotels.

     The Company's growth has been focused on the development of its proprietary AmeriSuites and Wellesley Inns & Suites brands. Through the development of its proprietary brands, Prime has transformed itself from an owner/operator into a more diversified company with ownership, franchise and management interests and has positioned itself to generate additional revenues with minimal capital investment. Prime's strategy is also focused on growing the operating profits of its Portfolio. With nearly 200 hotels under management, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

     Prime's hotels can be categorized into three types: AmeriSuites, Wellesley Inns & Suites and non-proprietary brands.

     AmeriSuites: As of December 31, 2001, there were 139 AmeriSuites in operation. Prime owns and operates 65 of these hotels, operates and leases 27 hotels from third parties and franchises the operation of the remaining 47 hotels, 25 of which are operated by Prime. As of December 31, 2001, there were also eight AmeriSuites under construction (one of which opened in February
2002), with an additional 57 signed franchise agreements for new AmeriSuites to be built. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and are located in 31 states. The hotels are situated primarily near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment amenities. In 2001, AmeriSuites contributed approximately 54.4% of the Company's Hotel EBITDA.

     Wellesley Inns & Suites: As of December 31, 2001, there were 74 Wellesley Inns & Suites in operation. Prime owns and operates 55 of these hotels and franchises 19 hotels, five of which are managed by Prime. There are also 10 signed franchise agreements for new Wellesley Inns & Suites to be built. Wellesley Inns & Suites are mid-price limited service hotels containing between 100-130 rooms and are located in 22 states primarily in the Southeast, Northeast and Southwest. In 2001, Wellesley Inns & Suites contributed approximately 24.4% of the Company's Hotel EBITDA.

     Non-Proprietary Brands: As of December 31, 2001, there were 20 hotels operated under national franchises. Prime owns 11 of these hotels (one of which was sold in January 2002), leases one hotel and manages eight of these hotels for third parties. The non-proprietary branded hotels operate primarily in the upscale full-service segment under national franchises such as Hilton, Radisson, Sheraton, Holiday Inn and Ramada and generally provide food and beverage service and banquet facilities. The hotels are primarily located in the Northeast. In 2001, the non-proprietary brand hotels contributed approximately 21.2% of the Company's Hotel EBITDA.

ASSET DIVESTITURES/FINANCIAL CONDITION

     The Company has undertaken a strategic initiative to dispose of hotel real estate and to utilize proceeds to repurchase stock, retire debt or invest in the growth of its brands to transform itself from an owner/operator to a franchisor and manager. During the past three years, the Company sold approximately $350 million of assets. During 2001, the Company sold $34.5 million of assets including one AmeriSuites and four Wellesley Inns. In January 2002, Prime generated an additional $15 million in proceeds from the sale of a full-service hotel and a Wellesley Inn. The Company retained the franchise rights on all the sold AmeriSuites and Wellesley Inns, generally under 20 year franchise agreements.

     Prime utilized the proceeds from asset sales along with its cash flow from operations to reduce its debt balance since the beginning of the year by $25.7 million to $320 million as of December 31, 2001. Prime also repurchased 376,200 of its outstanding shares in 2001 at a total average cost of $9.86 per share.

     As of December 31, 2001, Prime's debt to EBITDA ratio was 2.8 times, and its debt to book capitalization percentage was 31%.

INDUSTRY OVERVIEW

     In 2001, the combination of the soft economy and the September 11th terrorist attacks resulted in a decline in the demand for hotel rooms of 3.4%. This resulted in a decrease in overall occupancy levels from 63.7% in 2000 to 60.1% in 2001. In addition, due to the decline in travel, average daily rate ("ADR") decreased by 1.4% from $86.04 in 2000 to $84.85 in 2001, resulting in a revenue per available room ("REVPAR") decrease of 6.9%. Historical performance, however, may not be indicative of future results.

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

                                                                     % CHANGE IN:
                                ---------------------------------------------------------------------------------------
                                        ROOM SUPPLY                   ROOM DEMAND                     REVPAR
                                ---------------------------   ---------------------------   ---------------------------
                                2001 V.   2000 V.   1999 V.   2001 V.   2000 V.   1999 V.   2001 V.   2000 V.   1999 V.
                                 2000      1999      1998      2000      1999      1998      2000      1999      1998
                                -------   -------   -------   -------   -------   -------   -------   -------   -------
United States.................    2.4%      3.1%      4.2%     -3.4%      3.7%      3.3%      -6.9%     5.5%      3.1%

BY REGION:
Middle Atlantic...............    2.3       2.8       2.9      -3.7       3.2       2.2      -10.8      7.6       4.0
South Atlantic................    2.6       3.3       4.6      -3.3       3.0       3.8       -5.5      3.5       3.1
West South Central............    3.5       3.9       5.4       0.0       5.4       3.1       -3.5      5.3       0.3

BY SERVICE (PRICE LEVEL):
Upscale.......................    3.7       4.0       4.8      -1.7       4.3       3.6       -6.4      4.2       1.3
Mid-Price.....................    3.1       3.9       5.8      -2.5       4.6       4.5       -4.9      5.8       2.9

PRIME'S LODGING OPERATIONS

     The following table sets forth information with respect to the Portfolio as of December 31, 2001 and 2000:

                                                DECEMBER 31,      DECEMBER 31,
                                                    2001              2000             CHANGE
                                               ---------------   ---------------   ---------------
                                                  NUMBER OF         NUMBER OF         NUMBER OF
                                               ---------------   ---------------   ---------------
                                               HOTELS   ROOMS    HOTELS   ROOMS    HOTELS   ROOMS
                                               ------   ------   ------   ------   ------   ------
AMERISUITES
  Owned......................................    65      8,384     65      8,409     --        (25)
  Leased.....................................    27      3,293     46      5,710    (19)    (2,417)
  Managed....................................    25      3,222      4        542     21      2,680
  Franchised.................................    22      2,735     18      2,205      4        530
                                                ---     ------    ---     ------    ---     ------
          Total..............................   139     17,634    133     16,866      6        768
                                                ===     ======    ===     ======    ===     ======
WELLESLEY INNS & SUITES
  Owned......................................    55      6,480     58      6,747     (3)      (267)
  Leased.....................................    --         --     --         --     --         --
  Managed....................................     5        558      5        463     --         95
  Franchised.................................    14      1,279      7        673      7        606
                                                ---     ------    ---     ------    ---     ------
          Total..............................    74      8,317     70      7,883      4        434
                                                ===     ======    ===     ======    ===     ======
NON-PROPRIETARY BRANDS
  Owned......................................    11      2,195     12      2,303     (1)      (108)
  Leased.....................................     1        160      9      1,464     (8)    (1,304)
  Managed....................................     8      1,335     15      2,234     (7)      (899)
  Franchised.................................    --         --     --         --     --         --
                                                ---     ------    ---     ------    ---     ------
          Total..............................    20      3,690     36      6,001    (16)    (2,311)
                                                ===     ======    ===     ======    ===     ======
TOTAL PORTFOLIO
  Owned......................................   131     17,059    135     17,459     (4)      (400)
  Leased.....................................    28      3,453     55      7,174    (27)    (3,721)
  Managed....................................    38      5,115     24      3,239     14      1,876
  Franchised.................................    36      4,014     25      2,878     11      1,136
                                                ---     ------    ---     ------    ---     ------
          Total..............................   233     29,641    239     30,750     (6)    (1,109)
                                                ===     ======    ===     ======    ===     ======

---------------

(1) The Owned Hotels represent those hotels in which the Company owns significant economic interests. The Company owns the land and building on all but 11 hotels which are operated under ground or building lease agreements. The ground and building leases provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues.

(2) On January 1, 2002, the Company converted 19 hotels owned by Equity Inns, Inc. from lease agreements to management agreements. For purposes of this schedule and other disclosures throughout this document, the conversion is assumed to have taken place as of December 31, 2001.

(3) In addition to the above, as of December 31, 2001, there was one owned AmeriSuites and seven franchised AmeriSuites under construction. In February 2002, one of the franchised hotels was opened.

(4) Subsequent to December 31, 2001, the Company sold one full service hotel and no longer maintains an interest in this property.

     The following table sets forth the location of the Portfolio as of December 31, 2001:

                                OWNED            LEASED          MANAGED         FRANCHISED          TOTAL
                           ---------------   --------------   --------------   --------------   ---------------
                           HOTELS   ROOMS    HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS
                           ------   ------   ------   -----   ------   -----   ------   -----   ------   ------
Alabama..................     1        128     --        --      1       128     --        --      2        256
Arizona..................     6        780      2       247      2       245     --        --     10      1,272
Arkansas.................     1        130     --        --     --        --     --        --      1        130
California...............     1        128     --        --      1        96      2       256      4        480
Colorado.................     5        662      1       126     --        --     --        --      6        788
Connecticut..............     3        389     --        --     --        --      1       103      4        492
Florida..................    21      2,494      2       190      6       639      8       867     37      4,190
Georgia..................     9      1,120      4       498      1       189      2       216     16      2,023
Idaho....................     1        128     --        --     --        --     --        --      1        128
Illinois.................     5        649     --        --      3       330      4       625     12      1,604
Indiana..................     2        260      2       257      1       126     --        --      5        643
Kansas...................     3        374      1       135      1       126     --        --      5        635
Kentucky.................     2        251     --        --     --        --     --        --      2        251
Louisiana................    --         --     --        --      1       128     --        --      1        128
Maine....................    --         --     --        --     --        --      1       130      1        130
Maryland.................     2        261                       1       128     --        --      3        389
Massachusetts............    --         --     --        --      1       158     --        --      1        158
Michigan.................     4        518     --        --     --        --     --        --      4        518
Minnesota................     1        125     --        --      1       128     --        --      2        253
Missouri.................    --         --      1       135     --        --     --        --      1        135
Nevada...................     1        125     --        --      1       202     --        --      2        327
New Jersey...............    12      2,082      1       160      6     1,165      3       315     22      3,722
New Mexico...............     2        237      1       125      1       128     --        --      4        490
New York.................     6        769     --        --     --        --      2       163      8        932
North Carolina...........     5        648      2       235      1        75     --        --      8        958
Ohio.....................     4        460      1       125      3       379     --        --      8        964
Oklahoma.................     2        256     --        --     --        --      1       128      3        384
Oregon...................     1        137     --        --     --        --     --        --      1        137
Pennsylvania.............     3        528     --        --      1       104     --        --      4        632
South Carolina...........     4        455     --        --     --        --     --        --      4        455
Tennessee................     4        503      1       100      3       366      2       131     10      1,100
Texas....................    18      2,206      8       985      1       149      6       718     33      4,058
Virginia.................     2        256      1       135      1       126      4       362      8        879
                            ---     ------     --     -----     --     -----     --     -----    ---     ------
          Total..........   131     17,059     28     3,453     38     5,115     36     4,014    233     29,641
                            ===     ======     ==     =====     ==     =====     ==     =====    ===     ======

     The following table sets forth, for the years ended December 31, 2001 and 2000, operating data by product type for the comparable hotels in the Portfolio as of December 31, 2001.

                                                                     TOTAL PORTFOLIO
                                                             --------------------------------
                                                             OCCUPANCY       ADR       REVPAR
                                                             ---------     -------     ------
OWNED & LEASED
  2001.....................................................    63.3%       $ 76.79     $48.64
  2000.....................................................    67.4%       $ 78.32     $52.75
  Change...................................................    (4.1) pts.     (2.0)%     (7.8)%

AMERISUITES
  2001.....................................................    65.1%       $ 79.97     $52.08
  2000.....................................................    68.9%       $ 81.83     $56.34
  Change...................................................    (3.8) pts.     (2.3)%     (7.6)%

WELLESLEY INNS & SUITES
  2001.....................................................    61.8%       $ 60.38     $37.29
  2000.....................................................    64.8%       $ 60.46     $39.18
  Change...................................................    (3.0) pts.     (0.1)%     (4.8)%

NON-PROPRIETARY BRANDS
  2001.....................................................    65.9%       $109.99     $72.45
  2000.....................................................    72.9%       $111.83     $81.55
  Change...................................................    (7.0) pts.     (1.6)%    (11.2)%

AMERISUITES

     AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other upscale and mid-price brands such as Courtyard by Marriott, Hilton Garden Inns, Hampton Inns & Suites and Holiday Inn. While the majority of the current AmeriSuites hotels were developed with Prime's capital, the Company intends to develop AmeriSuites on a more limited scale with the bulk of new development capital coming from franchisees. The average age of the AmeriSuites hotels is approximately 4.9 years. The Company is committed to the expansion of the AmeriSuites brand due to its attractive investment returns, rapid stabilization, broad customer appeal and positioning in the all-suites segment.

     AmeriSuites are all-suite, upscale hotels which offer guests an attractively designed suite, a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the size and quality of the guest suites which contain approximately 420 square feet, approximately 30% larger than a standard hotel room. The suites offer distinct living, sleeping and kitchen areas with microwaves, refrigerators, in-room coffee makers, ironing boards and hair dryers. AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites". TCB Suites were developed specifically for the business traveler and feature a well-equipped, in-suite office, including an oversized desk with executive chair, easy chair and ottoman, in addition to technology features such as dual phone lines, voice mail, data ports, speakerphones and other amenities. The typical AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment facilities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct local sales, national marketing programs and a central reservation system. Since 1997, the Company has utilized a central reservation system for the AmeriSuites brand developed and operated by Pegasus Solutions.

WELLESLEY INNS & SUITES

     The Wellesley Inns & Suites brand is comprised of 33 Wellesley Inns and 41 Wellesley Inns & Suites which, in addition to Wellesley Inn features, also contain suite rooms. The Company intends to develop this brand primarily through franchisees and believes that conversion opportunities from other brands exist in this segment. In the past year, five hotels have been converted from other brands to the Wellesley Inns & Suites brand.

     Wellesley Inns & Suites are positioned in the mid-price segment of the industry and compete with other chains such as Hampton Inn & Suites, La Quinta Inn & Suites, Holiday Inn Express and Comfort Inn & Suites. The average age of the chain's hotels is 9.6 years. The target customer is the transient business traveler, although approximately 25% of the customers stay on an extended basis.

     Of the Company's 33 Wellesley Inns, 16 are located in Florida and the remainder in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has approximately 100 rooms and is distinguished by a stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television with free movie channels and in-room coffee makers.

     The Company's 41 Wellesley Inns & Suites were formed primarily from the conversion of 38 former HomeGate hotels in November 1999. Wellesley Inns & Suites are located primarily in the Southwest, Midwest and Southeast. The typical Wellesley Inns & Suites consists of approximately 110 to 130 rooms. In addition to the amenities of a typical Wellesley Inn, the Wellesley Inns & Suites hotels offer suite accommodations in approximately 60% of the guest rooms. The suites contain approximately 450 square feet offering separate living, sleeping and eating areas. The suite rooms also contain kitchenettes with stove tops, refrigerators and microwaves.

     Marketing efforts for the Wellesley Inns & Suites chain rely primarily on direct local marketing, but also include national programs and the same central reservation system utilized by AmeriSuites.

NON-PROPRIETARY BRANDS

     The Company's non-proprietary brand hotels primarily operate in the upscale full-service segment. The full-service hotels provide food and beverage outlets, contain meeting and banquet facilities and are operated under franchise agreements primarily with Hilton, Radisson, Sheraton, Holiday Inn and Ramada. The full-service hotels are concentrated in the Northeast. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for the full-service hotels consists primarily of business travelers. Sales and marketing efforts are concentrated at the local level where the Company's sales force markets its rooms and its meeting and banquet services to groups for seminars, business meetings and other events. The hotels are also marketed through national franchisor programs and central reservation systems.

     The Company's full-service hotels generally have between 150 and 300 rooms and pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and business centers. In order to enhance guest satisfaction, the Company also has theme concept lounges in a number of its hotels.

     The Company intends to divest certain of its remaining owned non-proprietary brand hotels. Prime also intends to pursue opportunities to manage hotels in this segment.

BRAND INFRASTRUCTURE

     As Prime continues to evolve into a franchisor, it has undertaken a number of brand initiatives. These include the following:

          Brand Advertising -- Prime increased its national brand advertising expenditures by 16% in 2001 to $7.3 million. Historically, the Company's efforts have focused primarily on print advertising both on a regional level and in national publications such as USA Today. In 2001, Prime expanded its program to include national cable television advertisements for its AmeriSuites chain and national radio promotions for its Wellesley Inns and Suites brand.

          National Accounts -- The Company continues to add to the number of national companies listing AmeriSuites and Wellesley Inns & Suites as preferred hotel providers. Prime now has over 200 national accounts which include leading companies throughout the country.

          Rewards Programs -- On September 1, 2001, Prime implemented a new expanded rewards program, covering both its brands, designed to enhance its competitive position. The new program, entitled Prime Rewards, offers frequent guest members both points toward a free hotel stay and airline miles with partners such as American, Continental and Delta with each stay. Technology features such as paperless redemptions and online customer statements and profiles have also been incorporated into the new program. Prime has increased its membership from approximately 90,000 members as of September 1, 2001 to approximately 150,000 members as of February 28, 2002.

          E-Commerce -- Customers can book hotel rooms through the Company's proprietary websites (www.amerisuites.com and www.wellesleyonline.com) which were upgraded with enhanced reservation features during 2001. The brands' hotel rooms can also be booked through popular travel web sites such as TravelScape, Expedia, Travelocity and HRN and excess room inventory is distributed through Priceline and Hot Wire. In the future, the Company plans to continue to increase its distribution channels, create web based marketing alliances and develop business to business booking and marketing relationships.

          E-Folio -- In 2000, Prime introduced a new E-folio program in partnership with IBM and Multi-Systems, Inc., its front desk systems provider. The system is a paperless method of collecting and distributing hotel data from corporate travelers to their home offices for immediate expense report generation.

     Management believes that the growing brand infrastructure, consisting of elements such as an improved frequent stay program, increased advertising and marketing programs, e-commerce initiatives and the heightened visibility from the increase in the chains' number of hotels, will enable its brands to compete effectively with older, more established chains.

FRANCHISING

     Prime intends to grow its brands primarily through franchising. The Company began its franchise sales efforts in mid-1998 when it obtained the necessary statutory approvals to begin franchising its AmeriSuites and Wellesley brands. Prime currently has a franchise sales team of seven professionals which include a senior vice president and six regional vice presidents. In addition to their direct sales effort, the franchise sales team also develops the franchise marketing programs which include advertising in industry and business publications, attending various trade shows and producing brochures and other collateral material. Prime has also formed a franchise services team which has developed a variety of programs to guide its franchisees through the various phases of opening and operating a hotel. These include training, pre-opening, construction management and purchasing services. Prime also offers its franchisees an internet based communications system which provides brand updates, operating standards and manuals and other important communications.

     The following table illustrates the number of franchise agreements executed by Prime through February 28, 2002 since it began its franchising efforts in June 1998.

                                                                      WELLESLEY INNS
                                                        AMERISUITES      & SUITES      TOTAL
                                                        -----------   --------------   -----
1998..................................................       2               1           3
1999..................................................      49               1          50
2000..................................................      19               2          21
2001..................................................       6               9          15
2002 (through February 28)............................       1               1           2
                                                            --              --          --
     Total............................................      77              14          91
Less:
  Opened -- Franchised................................      14               4          18
  Under Construction..................................       6              --           6
                                                            --              --          --
Remaining Pipeline....................................      57              10          67
                                                            ==              ==          ==

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

                                                         ROYALTY   MARKETING   RESERVATION
                                                           FEE        FEE          FEE
                                                         -------   ---------   -----------
AmeriSuites............................................    5.0%       2.0%        1.55%
Wellesley Inns & Suites................................    4.5%       1.5%        1.55%

CORPORATE DEVELOPMENT

     While the Company has developed the majority of its existing AmeriSuites and Wellesley Inns & Suites, it intends to rely on franchisees for the majority of future development of its hotels.

     During 2001, Prime opened one owned AmeriSuites hotel located in the Detroit market. Prime currently has one owned AmeriSuites hotel under construction in Fremont, CA. Prime intends to focus any future development efforts in the Northeast and West Coast, or in other areas where the development process is more difficult, high barriers to entry exist and the location has strategic value. The Company intends to fund new development primarily from internally generated cash flow.

     The Company's Wellesley Inns & Suites development effort will focus on the conversion of other limited-service hotels to its brands. During 2001, the Company converted two of its Owned hotels from Howard Johnson's to Wellesley Inns.

OPERATIONS

     As a leading domestic hotel operating company, the Company believes that it enjoys a number of operating advantages over other lodging companies. With almost 200 hotels under management covering a number of price points and broad geographic regions, the Company has the critical mass to support operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services, resulting in economies of scale.

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

     Sales and Marketing Management. Sales and marketing management is directed by a corporate staff which includes regional marketing directors who are responsible for each hotel's sales and marketing strategies, and the Company's national sales group, which markets its brands to major companies which produce a high volume of bookings. In cooperation with the regional marketing staff, on-site sales management develops and implements short and intermediate-term marketing plans. The Company focuses on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability.

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

     The Company's brand advertising programs are developed at the central office. As the chains have grown, the Company has increased its brand marketing expenditures. The Company has also upgraded its rewards program targeted for frequent travelers during 2001.

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

LEASED HOTELS

     The Company operates 28 hotels under lease agreements, primarily with REITs. These are comprised of 24 AmeriSuites owned by Hospitality Properties Trust (HPT), three AmeriSuites owned by Sholodge, Inc. ("Sholodge"), and one full-service hotel owned by Winston Hotels ("Winston"). The leases have terms ranging from 10 to 13 years expiring from 2007 to 2013 with certain renewal options. The 27 hotels leased from HPT and Sholodge provide for a fixed annual minimum rent plus eight percent of revenue in excess of a base year. The hotel leased from Winston provides for rent equal to the greater of base rent, which increases annually by the inflation rate, or percentage rent based on a percentage of room, food and beverage and other revenue. The Company has notified Winston that it will no longer fund any operating losses under the lease and the Company is currently in default under the lease.

MANAGED HOTELS

     The Company provides hotel management services to third party hotel owners of 38 Managed Hotels which includes 19 leased hotels which converted to managed hotels on January 1, 2002 (see below). Management fees are based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are also generated from the rendering of specific services such as accounting, construction, design and purchasing. The Company's fixed management fee percentages are generally 3.0% to 4.0% of total revenues before giving consideration to performance related incentive payments. Terms of the management agreements vary with expiration dates ranging from 2002 to 2014. The Company intends to pursue new management opportunities to capitalize on its present management infrastructure, particularly in the full-service hotel segment.

     On January 1, 2002, the Company converted its existing lease agreements on 19 AmeriSuites hotels with Equity Inns, Inc. ("Equity Inns") to management agreements. The management agreements provide for a subsidiary of Prime to share in the cash flow above and to fund deficits below certain thresholds. The agreements also require the Prime subsidiary to guarantee a minimum return to Equity Inns equal to the minimum rent under the prior lease agreement.

AGREEMENTS AS FRANCHISEE

     The Company has entered into franchise licensing agreements with third party franchisors, primarily on its full-service hotels which agreements typically have a ten year term and allow the Company to benefit from franchise brand recognition and loyalty. The franchise agreements require the Company to pay monthly fees, to maintain certain standards and to implement certain capital programs. The payment of monthly fees, which typically total 8% to 9% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to monthly fees payable to the franchisor. The Company believes it currently enjoys generally good relationships with its franchisors.

WORKING CAPITAL

     The Company believes that its operating cash flow is sufficient to cover its current operational and capital needs. The Company also intends to generate proceeds from asset sales, to be utilized for brand growth, repayment of debt and/or the repurchase of its common shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SEASONALITY

     The impact of seasonality on the Company as a whole is relatively modest due to the seasonal balance achieved from the geographical location of the Company's hotel properties. The second and third quarters of the year are generally the strongest due to business travel patterns.

COMPETITION

     The Company operates hotel properties in areas that contain numerous other hotels, the majority of which are affiliated with national or regional brands. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 6,350 employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are generally good.

ENVIRONMENTAL MATTERS

     The Portfolio is subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any environmental liability that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation, that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

     On August 18, 1999, plaintiff, a former employee of the Company, filed a complaint against the Company in the United States District Court for the Virgin Islands (the "Court"). The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys' fees and expenses. Prime believes that the plaintiff's action is without merit and intends to vigorously defend this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share, trades on the New York Stock Exchange (the "NYSE") under the symbol "PDQ." As of March 15, 2002 there were 44,884,538 shares of common stock outstanding.

     The following table sets forth the reported high and low closing sales prices of, and the dividends per share on, the common stock on the NYSE.

                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 2001
First Quarter...............................................  $14.00   $10.50
Second Quarter..............................................   12.16     9.43
Third Quarter...............................................   12.30     7.86
Fourth Quarter..............................................   11.50     8.60

Year Ended December 31, 2000
First Quarter...............................................    8.81     7.25
Second Quarter..............................................    9.94     7.38
Third Quarter...............................................   10.94     9.00
Fourth Quarter..............................................  $11.63   $ 9.00

     As of March 15, 2002, the closing sales price of the common stock on the NYSE was $12.89 per share, and there were approximately 1,643 holders of record of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The table below presents selected consolidated financial data derived from the Company's historical financial statements for the five years ended December 31, 2001. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                         ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenues.......................  $  485,408   $  558,243   $  552,732   $  469,405   $  340,961
  Income from continuing operations
     before the cumulative effect of
     change in accounting principle and
     extraordinary items...............      40,269       62,814       40,197       53,847       25,931
  Cumulative effect of a change in
     accounting principle (net of
     income taxes)(a)..................          --           --       (5,315)          --           --
  Extraordinary items-gains/(losses) on
     discharge of indebtedness (net of
     income taxes).....................         (76)        (314)          --           --           --
  Net income...........................      40,193       62,500       34,882       53,847       25,931
  Pro-forma effect of change in
     accounting principle (net of
     income taxes)(b)..................          --           --           --       (3,788)        (255)
  Pro-forma net income after
     taxes(b)..........................  $   40,193   $   62,500   $   34,882   $   50,059   $   25,676
NET INCOME PER COMMON SHARE:
  Basic................................  $      .90   $     1.37   $      .68   $     1.04   $      .56
  Diluted..............................  $      .88   $     1.34   $      .67   $     1.00   $      .54

                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                         ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO-FORMA NET INCOME PER COMMON
  SHARE(b):
  Basic................................          --           --           --   $      .97   $      .55
  Diluted..............................          --           --           --   $      .94   $      .53
BALANCE SHEET DATA:
  Total assets.........................  $1,156,770   $1,165,872   $1,328,779   $1,408,398   $1,196,666
  Long-term debt, net of current
     portion...........................     309,736      340,987      543,485      582,031      554,500
  Stockholders' equity.................     707,941      668,100      632,000      641,045      524,413

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

(b) Pro-forma amounts reflect the effect on net income and earnings per share had the Company written off pre-opening costs pursuant to SOP-98-5 in 1997 and 1998.

     Unaudited selected consolidated quarterly financial data for the years ending December 31, 2001 and 2000 follow (in thousands, except per share amounts):

                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
THREE MONTHS ENDED                                 2001        2001         2001            2001
------------------                               ---------   --------   -------------   ------------
Total revenue..................................  $131,742    $134,196     $117,899        $101,571
Operating income...............................    23,951      26,770       15,827           8,068
Income before extraordinary items (net of
  taxes).......................................     9,606      20,732        5,135           4,797
Extraordinary items (net of taxes).............        --        (110)          34              --
Net income.....................................     9,606      20,622        5,168           4,797

Earnings per common share:

Basic:
Income before extraordinary items (net of
  taxes).......................................  $   0.21    $   0.46     $   0.12        $   0.11
Extraordinary items (net of taxes).............        --          --           --              --
Earnings per share.............................  $   0.21    $   0.46     $   0.12        $   0.11
Diluted:
Income before extraordinary items (net of
  taxes).......................................  $   0.21    $   0.45     $   0.11        $   0.10
Extraordinary items (net of taxes).............        --          --           --              --
Earnings per share.............................  $   0.21    $   0.45     $   0.11        $   0.10

                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
THREE MONTHS ENDED                                 2000        2000         2000            2000
------------------                               ---------   --------   -------------   ------------
Total revenue..................................  $137,891    $140,641     $145,544        $134,167
Operating income...............................    29,772      36,751       31,897          30,041
Income before extraordinary items (net of
  taxes).......................................    10,757      24,397       15,653          12,007
Extraordinary items (net of taxes).............      (302)         --           --             (12)
Net income.....................................    10,455      24,397       15,653          11,995

Earnings per common share:

Basic:
Income before extraordinary items (net of
  taxes).......................................  $   0.22    $   0.54     $   0.35        $   0.27
Extraordinary items (net of taxes).............        --          --           --              --

Earnings per share.............................  $   0.22    $   0.54     $   0.35        $   0.27
Diluted:
Income before extraordinary items (net of
  taxes).......................................  $   0.22    $   0.53     $   0.34        $   0.26
Extraordinary items (net of taxes).............        --          --           --              --
Earnings per share.............................  $   0.22    $   0.53     $   0.34        $   0.26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prime is an owner, manager and franchisor of hotels, with 233 hotels in operation containing 29,641 rooms located in 33 states (the "Portfolio") as of December 31, 2001. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inns & Suites(R) -- and operates a portfolio of upscale, full-service hotels under franchise agreements with national hotel chains. The Company owns and operates 131 hotels (the "Owned Hotels"), operates 28 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), manages 38 hotels for third parties (the "Managed Hotels"), and franchises 36 hotels which it does not operate (the "Franchised Hotels"). The Portfolio is comprised of 139 AmeriSuites hotels, 74 Wellesley Inns & Suites hotels and 20 non-proprietary brand hotels.

     The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inns & Suites brands. Through the development of its proprietary brands, the Company is in the process of transforming itself from an owner/operator into a franchisor and manager and has positioned itself to generate additional revenues with minimal capital investment. Prime's strategy is also focused on growing the operating profits of its Portfolio. With nearly 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

     Operating results for 2001 were impacted by the weakness in the economy which had a significant negative impact on business travel and the demand for hotel rooms beginning in the second quarter of 2001. Results were further impacted by the September 11th terrorist attacks which disrupted airline service and raised concerns about safety. As a result, for the year ended December 31, 2001, revenues from comparable Owned and Leased hotels declined by 7.9% and gross operating profits on these hotels declined by 15.7%. Overall, for the year ended December 31, 2001, revenue declined by 13.0% to $485.4 million and EBITDA decreased by 33.5% to $113.0 million due to the results of the comparable Owned and Leased hotels and the effect of asset sales and lease terminations.

     For 2001, net income was $40.2 million or $.88 per diluted share. Excluding the impact of gains on asset sales and lease terminations and provisions for valuation reserves (all of which are included in the caption, other income, net on the income statement), net income was $26.6 million or $.58 per share.

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

  RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 2001 decreased by $68.7 million, or 12.8%, from $538.4 million in 2000 to $469.7 million in 2001. The decrease was due primarily to a 7.9% decline in revenues from comparable Owned and Leased hotels, and the impact of asset sales and lease terminations.

     The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

     The following table illustrates the REVPAR ("Revenue Per Available Room") change, by segment in 2001 for the Owned and Leased hotels, which were operated for comparable periods in 2001 and 2000.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000     % CHANGE
                                                         -------   -------   --------
AMERISUITES
  Occupancy............................................     64.3%     68.3%    (4.0)pts.
  ADR..................................................  $ 78.42   $ 80.20     (2.2)%
  REVPAR...............................................  $ 50.42   $ 54.78     (7.9)%

WELLESLEY INNS & SUITES
  Occupancy............................................     60.6%     63.6%    (3.0)pts.
  ADR..................................................  $ 60.11   $ 60.29     (0.3)%
  REVPAR...............................................  $ 36.44   $ 38.35     (5.0)%

NON-PROPRIETARY BRANDS
  Occupancy............................................     66.6%     73.4%    (6.8)pts.
  ADR..................................................  $110.91   $112.90     (1.8)%
  REVPAR...............................................  $ 73.87   $ 82.87    (10.9)%

TOTAL
  Occupancy............................................     63.3%     67.4%    (4.1)pts.
  ADR..................................................  $ 76.79   $ 78.32     (2.0)%
  REVPAR...............................................  $ 48.61   $ 52.79     (7.9)%

     The REVPAR decreases reflect the weak economy compounded by the effects of the September 11th terrorist attacks. The decline was comprised of a decrease in occupancy of 4.1 percentage points and a decrease in average daily rate ("ADR") of 2.0%.

     Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees decreased by $2.5 million, or 16.1%, from $15.5 million in 2000 to $13.0 million in 2001. The decrease was primarily due to decreased base and incentive management fees associated with the Managed Hotels and partially offset by an increase in franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

     Rental and other consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other decreased by $1.6 million from $4.3 million in 2000 to $2.7 million in 2001. This decrease is primarily due to the settlement of various cash flow mortgages and notes receivable in 2000.

     Hotel operating expenses which consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling & advertising, utilities and repairs & maintenance) decreased by $20.2 million during 2001 to $255.4 million as a result of the decrease in hotel revenue. Hotel operating expenses, as a percentage of hotel revenues, increased from 51.2% in 2000 to 54.4% in 2001 due to the decline in revenues at our hotels.

     Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $4.1 million, or 4.7%, from $84.1 million in 2000 to $88.2 million in 2001 due primarily to the impact of operating 27 leased properties for a full year in 2001 versus six months in 2000.

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the hotels and general corporate expenses. General and administrative expenses increased by $344,000, or 1.2%, from $28.4 million in 2000 to $28.8 million in 2001, due primarily to increased brand advertising, which rose from $6.3 million in 2000 to $7.3 million in 2001 partially offset by decreases due to cost containment programs. As a percentage of total revenues, general and administrative expenses increased from 5.1% in 2000 to 5.9% in 2001.

     Depreciation and amortization expense decreased by $3.2 million, or 7.7%, from $41.6 million in 2000 to $38.4 million in 2001. This decrease was primarily due to the disposal of five hotel properties during 2001 and the full year effect of the properties sold in 2000.

     Investment income increased by $308,000, or 15.9%, from $1.9 million in 2000 to $2.2 million in 2001 primarily due to higher cash balances and interest earned on security deposits on the leased hotels acquired from Sholodge in July 2000.

     Interest expense decreased by $7.7 million, or 18.6%, from $41.3 million in 2000 to $33.6 million in 2001, primarily due to the paydowns of debt resulting from asset sales and operating cash flows. The Company capitalized $1.6 million and $2.3 million of interest in 2001 and 2000, respectively. Excluding the impact of capitalized interest and the amortization of deferred loan fees, cash interest expense declined by $10.7 million, or 24.9%, from $43.0 million in 2000 to $32.3 million in 2001.

     Other income consists of property transactions and other items, which are not part of the Company's recurring operations. Other income in 2001 consisted of net gains related to the disposition of properties and recognition of the remaining unamortized portion of the deferred gain related to the termination of the MeriStar hotel leases totaling $36.2 million, partially offset by losses of $4.2 million on the sale of marketable securities and valuation adjustments relating primarily to vacant land parcels of $6.7 million. Other income in 2000 consisted of net gains on disposition of property of $13.9 million.

  RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 2001 increased by $5.7 million, or 1.1%, from $532.7 million in 1999 to $538.4 million in 2000. The increase was due primarily to incremental revenues of $49.7 million from new and converted hotels added during 1999 and 2000. The new hotels consist primarily of the leasehold interests on 27 Sumner Suites hotels acquired from Sholodge in July 2000 and subsequently converted to AmeriSuites in November 2000. In addition, Prime realized growth in revenues at comparable Owned and Leased Hotels of $11.6 million. These increases were offset by a decrease in revenues of $55.6 million related to properties sold during the year.

     The following table illustrates the REVPAR growth, by segment in 2000 for the Owned hotels, which were operated for comparable periods in 2000 and 1999.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999     % CHANGE
                                                         -------   -------   --------
AMERISUITES
  Occupancy............................................     67.7%     65.3%    2.4pts.
  ADR..................................................  $ 81.61   $ 81.78     (.2)%
  REVPAR...............................................  $ 55.27   $ 53.40     3.5%

WELLESLEY INNS & SUITES
  Occupancy............................................     66.5%     63.6%    2.9pts.
  ADR..................................................  $ 60.77   $ 60.16     1.0%
  REVPAR...............................................  $ 40.44   $ 38.27     5.7%

NON-PROPRIETARY BRANDS
  Occupancy............................................     72.9%     71.4%    1.5pts.
  ADR..................................................  $111.83   $106.68     4.8%
  REVPAR...............................................  $ 81.55   $ 76.12     7.1%

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999     % CHANGE
                                                         -------   -------   --------
TOTAL
  Occupancy............................................     68.2%     65.7%    2.5pts.
  ADR..................................................  $ 82.06   $ 81.21     1.0%
  REVPAR...............................................  $ 55.99   $ 53.36     4.9%

     The REVPAR increases reflect the results of continued favorable industry trends in the full-service segment, which is concentrated in the Northeast, and growing recognition of AmeriSuites as a leading brand in the fast-growing all-suites segment. The limited-service segment also reflected strong growth over the prior year due primarily to 38 properties converted from HomeGates to Wellesley Inns & Suites in the fourth quarter of 1999. The improvements in REVPAR at comparable Owned Hotels were generated by increases in ADR, which rose by 1.0%, and an increase in occupancy, which rose by 2.5 pts or 3.8%.

     Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $1.9 million, or 13.9%, from $13.6 million in 1999 to $15.5 million in 2000. The increase was primarily due to increased base and incentive management fees associated with the Managed Hotels and franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

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

     General and administrative expenses consist primarily of centralized management expenses such as operations management, sales and marketing, finance and hotel support services associated with operating the hotels and general corporate expenses. General and administrative expenses decreased by $770,000, or 2.6%, from $29.2 million in 1999 to $28.4 million in 2000. As a percentage of total revenues, general and administrative expenses decreased slightly from 5.3% in 1999 to 5.1% in 2000.

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

     Investment income increased by $323,000, or 20.0%, from $1.6 million in 1999 to $1.9 million in 2000 primarily due to higher cash balances during the year and interest earned on security deposits on the leased hotels acquired from Sholodge.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash, cash equivalents and current marketable securities of $30.1 million. In addition, at December 31, 2001, the Company had $114.4 million available to it under its Revolving Credit Facility (as defined in the Notes to the Consolidated Financial Statements). The Company expects to utilize its free cash flow to pay down debt, repurchase its shares and/or invest in its brands.

     The Company's major sources of cash for 2001 were cash flows from operations of $63.2 million, net proceeds from the sales of hotels of $32.5 million, and borrowings of $12.6 million. The Company's major uses of cash during the period were debt repayments of $38.6 million, capital expenditures of $42.9 and repurchases of its common stock totaling $3.7 million.

     Sources of Capital. The Company has undertaken a strategic initiative to dispose of certain hotel real estate while retaining the franchise rights and to invest the proceeds in the reduction of debt, the growth of its proprietary brands and/or the repurchase of the Company's common stock. During 2001, the Company sold assets for gross proceeds of $34.5 million. These were comprised of the sale of an AmeriSuites hotel for $14.0 million, four Wellesley Inns for $15.4 million and two land parcels for $5.1 million. In January 2002, the Company sold a full-service hotel and a Wellesley Inn for $15.0 million.

     The Company has a revolving credit facility with borrowing capacity of $125 million, which bears interest at LIBOR plus 2.0% (the "Facility"). In December 2001, the Company exercised its option and extended the maturity of the Facility to December 2002. Borrowings under the Facility are secured by first liens on certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the Facility is subject to a borrowing base test and certain other covenants. During 2001, the Company borrowed and repaid $13.0 million and had no amounts outstanding at December 31, 2001, with further availability of $114.4 million under its borrowing base test.

     The Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. In October 1999, the Facility was amended to allow an additional $100.0 million of share repurchases to be funded by 50% of the proceeds from asset sales. In April 2000, the Revolving Credit Facility was amended to allow for additional retirements of other debt owed by the Company.

     Uses of Capital. The Company utilized the proceeds from asset sales, along with its cash flow from operations, to reduce its debt balance during the year by $25.7 million to $320.0 million at December 31, 2001. This reduction of debt was primarily comprised of gross payments of $15.6 million of mortgage debt on assets sold, and the retirement of $10.0 million of the Company's 9 3/4% Senior Subordinated Notes due 2007. In 2002, the Company retired $9.2 million of mortgage debt, which comprised all of its debt maturities in 2002. The Company now has no significant maturities until 2006.

     The Company also purchased approximately 376,200 shares of its common stock during 2001 for $3.6 million at an average cost of $9.86 per share. The Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million. As of February 28, 2002, the Company had repurchased $34.7 million of its shares under this covenant and has $65.3 million of availability based on the proceeds from asset sales.

     The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate development will be limited. The Company spent $20.9 million during 2001 on new construction, opening one new AmeriSuites and converting two hotels to Wellesley Inns. The Company currently has one AmeriSuites hotel under construction and anticipates spending $5.0 million to complete this project in 2002. In addition, in 2001 the Company also spent $22.0 million on maintenance capital at its Owned Hotels and corporate offices and expects to spend a similar amount in 2002. The Company plans to fund its corporate development and capital improvements with internally generated cash flow.

SIGNIFICANT ACCOUNTING POLICIES

     Prime's discussion and analysis of its financial condition and results of operations are based upon Prime's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Prime to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Prime bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Prime believes the following critical accounting policies affect more significant judgements and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition. Room revenue and other revenues are recognized when earned. Management and franchise fee revenues are recognized when all material services or conditions relating to the respective property or franchisee have been substantially performed or satisfied by the Company. Such revenues, when recognized, are included in management, franchise and other fees on the accompanying consolidated financial statements.

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

     Insurance Programs. The Company uses an incurred loss retrospective insurance plan for general and auto liability and workers' compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence and aggregate cash outlay.

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

     Long-Lived Assets. Property, equipment and leasehold improvements that the Company intends to continue to operate are stated at their fair market value as of July 31, 1992 plus the cost of acquisitions subsequent to that date less accumulated depreciation and amortization from August 1, 1992. Provision is made for depreciation and amortization using the straight-line method over the estimated useful lives of the assets.

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

     Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell (See Note 3).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. At December 31, 2001, 2000 and 1999 a hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would have an adverse affect on the Company's annual interest cost by approximately $93,000, $175,000 and $1.9 million annually.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:

NAME                                        AGE                        POSITIONS
----                                        ---                        ---------
A.F. Petrocelli...........................  58    President, Chief Executive Officer and Chairman of
                                                  the Board of Directors
Lawrence N. Friedland(1)..................  79    Director
Howard M. Lorber(1).......................  53    Director
Herbert Lust, II(1).......................  75    Director
Jack H. Nusbaum...........................  61    Director
Allen Kaplan..............................  52    Director
Douglas W. Vicari.........................  42    Director, Senior Vice President and Chief Financial
                                                    Officer
Carl J. Garraffo..........................  44    Senior Vice President/Human Resources
Dennis R. Hill............................  57    Senior Vice President/Hotel Operations
Stephen M. Kronick........................  47    Senior Vice President/Hotel Operations

NAME                                        AGE                        POSITIONS
----                                        ---                        ---------
Chester Reed..............................  48    Senior Vice President/Hotel Operations
Terry P. O'Leary..........................  46    Senior Vice President/Business Development
Jeffrey T. Williams.......................  55    Senior Vice President/Franchise Sales and
                                                  Development
Richard T. Szymanski......................  44    Vice President/Finance

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

          Lawrence N. Friedland has been a Director of the Company and a member of the compensation and Audit Committee since 1998. Mr. Friedland has been of counsel to the law firm of Olshan Grundman Frome Rosenzweig and Wolosky since 2001. Prior to that he had been a partner in the law firm of Hoffinger Friedland Dobrish & Stern, P.C. for more than the past 25 years. He has been a director of the Apple Bank for Savings since 1990, a director of Lutron Electronics Co., Inc. since 1961, a member of the Advisory Committee of Brown Harris Stevens, LLC since 1995 and a general partner, manager or director of numerous real estate entities.

          Howard M. Lorber has been a Director of the Company and a member since 1994 and Chairman since 1998 of the Compensation and Audit Committee. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc. for more than the past five years and Chairman of the Board of Directors and Chief Executive Officer of Hallman & Lorber Associates, Inc., for over five years. He has been a director, President and Chief Operating Officer of New Valley Corporation for more than five years. He has been a director of and member of the Audit Committee of United Capital Corp. for more than the past five years. Since 2001, he is a Director of and President and Chief Operating Officer of Vector Group Ltd. Mr. Lorber is also the Chairman of Ladenburg Thalmann Financial Services and serves as a member of the Compensation Committee of that company.

          Herbert Lust, II has been a Director since 1992 and a member of the Compensation and Audit Committee of the Company since 1993. Mr. Lust has been a private investor and President of Private Water Supply Inc. for more than the past five years. Mr. Lust is a director of BRT Realty Trust.

          Jack H. Nusbaum has been a Director since 1994. Mr. Nusbaum is the Chairman of the law firm of Willkie Farr & Gallagher, where he has been a partner for more than twenty-five years. He also is a director of W.R. Berkley Corporation, Neuberger Berman, Inc., Strategic Distribution, Inc. and The Topps Company, Inc.

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

          Carl J. Garraffo has been a Senior Vice President of the Company since 2000. Prior to that he held the position of Corporate Director of Human Resources for the Lennar Corporation for more than three years.

          Dennis R. Hill has been a Senior Vice President of the Company since 2001. From 1998 until joining the Company he held the position of President of ROI Hotel Training Systems. Prior to that he held the position of Vice President of Operations at LaQuinta Inns, Inc. for more than five years.

          Stephen M. Kronick has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of the Company for more than two years.

          Chester Reed became a Senior Vice President of the Company in 2002. From 2000 until joining the Company he served as President and Chief Operating Officer of Presidian Destinations, Ltd. From 1999 until 2000 he served as Vice President of Operations for Bristol Hotel & Resorts. Prior to that he served as a Regional Manager for LaQuinta Inns, Inc. for more than two years.

          Terry P. O'Leary has been a Senior Vice President of the Company since 1998. Prior to that he held the position of Vice President of the Company for more than three years.

          Jeffrey T. Williams became a Senior Vice President of the Company in 2001. From 2000 until joining the Company, he held the position of Senior Vice President of Global Development for Meineke. In June 1998, he founded JTW Global Franchise Systems and serves as its President. Prior to that he held the position of Senior Vice President and Managing Director of International development for Cendant Corporation (HFS, Inc.) for more than two years.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The Financial Statements listed in the accompanying index to financial statements are filed as part of this Form 10-K.

     2.  Exhibits

     2(a) Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates,
           L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company's 8-K dated March 21, 1996, which is incorporated herein by reference.
      (b) Reference is made to Consent of the Holders Thereof to the Purchase by the Company of the Outstanding First Mortgage
           Notes filed as an Exhibit to the Company's 8-K, dated March
           21, 1996, which is incorporated herein by reference.
      (c) Reference is made to the Agreement and Plan of Merger as of July 25, 1997 by and among Prime Hospitality Corp., PH Sub
           Corporation and Homegate Hospitality, Inc. filed as an Exhibit to the Company's Form S-4, dated October 24, 1997, which is incorporated herein by reference.
      (d)  Reference is made to the form of Amended and Restated
           Purchase and Sale Agreement between Prime Hospitality Corp., as seller and Equity Inns Partnership, L.P., as purchaser, dated December 2, 1997, filed as an Exhibit to the Company's
           Form 8-K dated December 11, 1997, which is incorporated herein by reference.
      (e)  Reference is made to the form of Amended and Restated
           Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and American General Hospitality Operating
           Partnership, L.P., as purchaser, dated January 7, 1998 filed as an Exhibit to the Company's Form 8-K dated January 7,
           1998, which is incorporated herein by reference.
      (f) Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns
           Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.
      (g) Reference is made to the Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Marriott
           International, Inc. as purchaser, dated September 15, 1999 which is incorporated herein by reference.
      (h)  Reference is made to the First Amendment dated December 18,
           1999, to Purchase and Sale Agreement between Prime
           Hospitality Corp. and Marriott International, Inc., dated
           September 15, 1999 which is incorporated herein by reference.
      (i) Reference is made to the Sale and Purchase Agreement between Prime Hospitality Inc. and Sholodge, Inc., dated March 16,
           2000 which is incorporated herein by reference.
      (j)  First Amendment to Sale and Purchase Agreement dated July 9,
           2000, by and between Sholodge, Inc. and Prime Hospitality
           Corp. filed as an Exhibit to the Company's Form 10-K, dated
           March 28, 2000, which is incorporated herein by reference.
      (k)  Lease Agreement Dated as of November 19, 1997 by and between
           HPT Suite Properties Trust as Landlord, and Suite Tenant,
           Inc. as Tenant, filed as an Exhibit to the Company's Form
           10-K, dated March 28, 2000, which is incorporated herein by reference.
      (l) First Amendment to Lease Agreement entered March 5, 1999 by and between HPT Suite Properties Trust as landlord and Suite
           Tenant, Inc. filed as an Exhibit to the Company's. Form 10-K dated March 28, 2000, which is incorporated herein by reference.
      (m)  Second Amendment to Lease Agreement and First Amendment to
           Incidental Documents dated June 29, 1999 by and between
           Hospitality Properties Trust as landlord HPT Suites
           Properties Trust and Sholodge, Inc., Suite Tenant, as tenant filed as an Exhibit to the Company's. Form 10-K, dated March
           28, 2000, which is incorporated herein by reference.
      (n)  Third Amendment to Lease Agreement dated March 3, 2000, by and between HPT Suite Properties Trust as Landlord, and
           Suite Tenant, Tenant, filed as an Exhibit to the Company's
           Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (o)  Fourth Amendment to Lease Agreement and Amendment to
           Incidental Documents dated May 11, 2000 by and between HPT
           Suite Properties Trust as Landlord and Suite Tenant, Tenant, filed as an Exhibit to the Company's Form 10-K, dated March
           28, 2000, which is incorporated herein by reference.
      (p) Consent to Assignment, Fifth Amendment to Lease Agreement and Amendment to Incidental Documents dated July 9, 2000 by and among HPT Suites Properties, Suite Tenant, Inc. and Glen
           Rock Holding Corp. filed as an Exhibit to the Company's Form
           10-K, dated March 28, 2000, which is incorporated herein by reference.
     3(a) Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25,
           1992, which is incorporated herein by reference.
      (b) Reference is made to the restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company's Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.
      (c) Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company's Form 10-K, dated
           September 25, 1992, which is incorporated herein by reference.
     4(a) Reference is made to a Form 8-A of the Company as filed on June 5, 1992 with the Securities and Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is incorporated herein by reference.
      (b) Reference is made to an Indenture, dated January 23, 1996, between the Company and the Trustee related to 9 1/4% First
           Mortgage Notes due 2006, filed as an Exhibit to the Company's Form 10-K dated March 21, 1996, which is incorporated herein by reference.
      (c)  Reference is made to the Senior Secured Revolving Credit
           Agreement, dated as of June 26, 1996, among the Company and the Lenders Party hereto, and Credit Lyonnais New York
           Branch, as Documentation Agent, and Bankers Trust Company, as Agent, filed as an Exhibit to the Company's Amendment No.
           1 to Form S-3 dated July 26, 1996, which is incorporated herein by reference.
      (d)  Reference is made to the 9 3/4% Senior Secured Subordinated
           Notes due 2007, dated March 21, 1997, filed as an exhibit to the Company's Form S-4, dated April 2, 1997, which is incorporated herein by reference.
      (e)  Reference is made to the Amended and Restated Senior Secured
           Revolving Credit Agreement, dated as of December 17, 1997, among Prime Hospitality Corp., and The Lenders Party hereto, and Societe Generale, Southwest Agency, as Documentation
           Agent, and Credit Lyonnais New York Branch, as Syndication
           Agent, and Bankers Trust Company, as Agents filed as an Exhibit to the Company's Form 10-K, dated December 31, 1997, which is incorporated herein by reference.
      (f)  Reference is made to the Second Amendment to the Senior
           Secured Revolving Credit Agreement, dated September 30,
           1998, among Prime Hospitality Corp., Societe Generale
           Southwest Agency, as Documentation Agent, Credit Lyonnais
           New York Bank, as Syndication Agent and Bankers Trust
           Company as Agent for Lenders filed as an Exhibit to the Company's Form 10-Q dated November 6, 1998, which is incorporated herein by reference.
      (g)  Reference is made to the Third Amendment to the Senior
           Secured Revolving Credit Agreement, dated October 27, 1999, among Prime Hospitality Corp., Societe Generale Southwest
           Agency, as Documentation Agent, Credit Lyonnais New York
           Bank, as Syndication Agent and Bankers Trust Company as
           Agent for Lenders filed as an exhibit to the Company's Form
           10-K dated December 31, 1999, which is incorporated herein by reference.

       10(a) Reference is made to the 1992 Performance Incentive Stock Option Plan of the Company, dated as of
           July 31, 1992, filed as an Exhibit to the Company's Form 10-K dated September 25, 1992, which is incorporated herein by reference.
         (b) Reference is made to the 1992 Stock Option Plan of the Company filed as an Exhibit to the Company's
           Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
         (c) Reference is made to an Amendment regarding the 1995 Employee and Non-Employee Stock Option Plans,
           incorporated in the Company's proxy statement dated April 13, 1998, whereby $1.8 million shares were made available for distribution which is incorporated herein by reference.
         (d) Reference is made to Change of Control Agreement, dated May 14, 1998, between Richard T. Szymanski and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
         (e) Reference is made to Change of Control Agreement, dated May 14, 1998, between Douglas W. Vicari and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
         (f) Reference is made to Employment Agreement, dated September 14, 1998, between Attilio F. Petrocelli and the Company which is incorporated herein by reference.
         (g) Reference is made to Change of Control Agreement, dated September 14, 1998, between Atillio F.
           Petrocelli and the Company filed as an Exhibit to the Company's Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
         (h) Reference is made to the Nonqualified Stock Option Agreement dated October 14, 1998 between A.F.
           Petrocelli and the Company which is incorporated herein by reference.
         (j) Reference is made to the Change in Control Agreement, dated October 25, 1999, between Stephen Kronick and the Company which is incorporated herein by reference.
         (k) Reference is made to the Amendment to Change in Control Agreement, dated March 18, 1999, between A.F.
           Petrocelli and the Company which is incorporated herein by reference.
         (l) Reference is made to the Nonqualified Stock Option Agreement dated October 23, 2002 between A.F.
           Petrocelli and the Company which is filed herein.

     (b) Reports on Form 8-K

     None

     (21) Subsidiaries of the Company are as follows:

                                                              JURISDICTION OF
NAME                                                           INCORPORATION
----                                                          ---------------
Alpine Holding Corp. .......................................    Delaware
AmeriSuites Franchising, Inc. ..............................    Delaware
AmeriSuites Vacation Club, Inc. ............................    Delaware
Budd Holding Corp. .........................................    Delaware
Caldwell Holding Corp. .....................................    Delaware
Clifton Holding Corp. ......................................    Delaware
Dynamic Marketing Group, Inc. ..............................    Delaware
Edison Holding Corp. .......................................     Nevada
Fairfield-Meridian Claims Service, Inc. ....................    Delaware
Fairfield Holding Corp. ....................................    Delaware
Flanders Holding Corp. .....................................    Delaware
Glen Rock Holding Corp. ....................................    Delaware

                                                              JURISDICTION OF
NAME                                                           INCORPORATION
----                                                          ---------------
Glen Rock Liquor License, Inc. .............................    Missouri
Haledon Holding Corp. ......................................    Delaware
KSA Management, Inc. .......................................     Kansas
Landing Holding Corp. ......................................    Delaware
Mahwah Holding Corp. .......................................    Delaware
Market Segments, Incorporated...............................    Delaware
Maywood Holding Corp. ......................................    Delaware
Oradell Holding Corp. ......................................    Delaware
Parsippany Leasing Corp. ...................................    Delaware
Prime Hospitality Franchising, Inc. ........................    Delaware
Prime Hospitality Management Company, Inc. .................    Delaware
Republic Motor Inns, Inc. ..................................    Virginia
Ridgewood Holding Corp. ....................................    Delaware
Roxbury Holding Corp. ......................................    Delaware
S.W. Beverage Management Corp. .............................     Texas
Secaucus Holding Corp. .....................................    Delaware
Wayne Holding Corp. ........................................    Delaware
Wellesley Inn & Suites Franchising, Inc. ...................    Delaware

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

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(ITEM 14(A))

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2

Consolidated Financial Statements:
  Balance Sheets at December 31, 2001 and 2000..............  F-3
  Statements of Income for the Years Ended December 31,
     2001, 2000 and 1999....................................  F-4
  Statements of Stockholders' Equity for the Years Ended
     December 31, 2001, 2000 and 1999.......................  F-5
  Statements of Cash Flows for the Years Ended December 31,
     2001, 2000 and 1999....................................  F-6

Notes to Consolidated Financial Statements..................  F-7

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Hospitality Corp. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which required the expensing of unamortized pre-opening costs in 1999.

                                          ERNST & YOUNG LLP

New York, New York
February 6, 2002

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents...................................  $   30,091   $    1,735
Marketable securities available for sale....................          --        3,325
Accounts receivable, net of allowance of $1,065 and $1,067
  in 2001 and 2000, respectively............................      19,486       27,916
Current portion of mortgages and notes receivable...........         460        3,306
Other current assets........................................      34,371       23,777
                                                              ----------   ----------
          Total current assets..............................      84,408       60,059
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization.................     989,009    1,015,997
Assets held for sale........................................      32,106       32,517
Mortgages and notes receivable, net of current portion......      11,953       11,991
Other assets................................................      39,294       45,308
                                                              ----------   ----------
          Total Assets......................................  $1,156,770   $1,165,872
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt.....................................  $   10,296   $    4,702
Current portion of deferred income..........................       4,022       10,322
Other current liabilities...................................      51,123       50,412
                                                              ----------   ----------
          Total current liabilities.........................      65,441       65,436
Long-term debt, net of current portion......................     309,736      340,987
Deferred income, net of current portion.....................      18,468       60,950
Deferred income taxes.......................................      44,620       17,848
Other liabilities...........................................      10,564       12,551
                                                              ----------   ----------
          Total Liabilities.................................     448,829      497,772
Commitments and contingencies...............................          --           --
Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares
  authorized; none issued...................................          --           --
Common stock, par value $.01 per share; 75,000,000 shares
  authorized; 56,221,567 and 55,972,932 shares issued and
  outstanding in 2001 and 2000, respectively................         562          560
Capital in excess of par value..............................     525,068      524,549
Retained earnings...........................................     297,159      256,966
Accumulated other comprehensive loss, net of taxes..........          (1)      (2,838)
Treasury stock, at cost (11,507,078 and 11,130,878 shares in
  2001 and 2000, respectively)..............................    (114,847)    (111,137)
                                                              ----------   ----------
          Total Stockholders' Equity........................     707,941      668,100
                                                              ----------   ----------
          Total Liabilities and Stockholders' Equity........  $1,156,770   $1,165,872
                                                              ==========   ==========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Hotel revenues............................................   $469,711      $538,410      $532,746
  Management, franchise and other fees (Note 17)............     12,996        15,529        13,637
  Rental and other..........................................      2,701         4,304         6,349
                                                               --------      --------      --------
          Total revenues....................................    485,408       558,243       552,732
Costs and expenses:
Hotel operating expenses....................................    255,392       275,641       275,643
Rent and other occupancy....................................     88,215        84,100        70,862
General and administrative..................................     28,774        28,430        29,200
Depreciation and amortization...............................     38,411        41,611        45,835
Valuation and other charges.................................         --            --        30,456
                                                               --------      --------      --------
          Total costs and expenses..........................    410,792       429,782       451,996
Operating income............................................     74,616       128,461       100,736
Investment income...........................................      2,244         1,936         1,613
Interest expense............................................    (33,643)      (41,325)      (43,634)
Other income, net...........................................     22,261        13,901         7,182
                                                               --------      --------      --------
Income before income taxes, the cumulative effect of a
  change in accounting principle and extraordinary items....     65,478       102,973        65,897
Provision for income taxes..................................     25,209        40,159        25,700
                                                               --------      --------      --------
Income before the cumulative effect of a change in
  accounting principle and extraordinary items..............     40,269        62,814        40,197
Cumulative effect of a change in accounting principle (net
  of income taxes of $3,398)................................         --            --        (5,315)
Extraordinary item (net of income tax benefits of $47 and
  $201 in 2001 and 2000, respectively)......................        (76)         (314)           --
                                                               --------      --------      --------
Net income..................................................   $ 40,193      $ 62,500      $ 34,882
                                                               ========      ========      ========
Basic earnings per Common Share:
Income before the cumulative effect of a change in
  accounting principle and extraordinary items..............   $   0.90      $   1.37      $   0.79
Cumulative effect of a change in accounting principle.......         --            --         (0.11)
Extraordinary item..........................................         --            --            --
                                                               --------      --------      --------
Net income per common share.................................   $   0.90      $   1.37      $   0.68
                                                               ========      ========      ========
Diluted earnings per Common Share:
Income before the cumulative effect of a change in
  accounting principle and extraordinary items..............   $   0.88      $   1.34      $   0.77
Cumulative effect of a change in accounting principle.......         --            --         (0.10)
Extraordinary item..........................................         --            --            --
                                                               --------      --------      --------
Net income per common share.................................   $   0.88      $   1.34      $   0.67
                                                               ========      ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK       CAPITAL IN
                              -------------------   EXCESS OF    RETAINED
                                SHARES     AMOUNT   PAR VALUE    EARNINGS
                              ----------   ------   ----------   --------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance December 31, 1998...  53,731,814    $552     $511,981    $159,584
Net income..................          --      --           --      34,882
Utilization of net operating
  loss carryforwards........          --      --        3,425          --
Amortization of pre-fresh
  start tax basis
  differences...............          --      --          484          --
Proceeds from exercise of
  stock options.............     545,087       5        3,944          --
Unrealized gain marketable
  securities available for
  sale (net of income
  taxes)....................          --      --           --          --
Treasury stock purchases....  (5,793,139)     --           --          --
Comprehensive income........          --      --           --          --
                              ----------    ----     --------    --------
Balance December 31, 1999...  48,483,762     557      519,834     194,466
Net income..................          --      --           --      62,500
Utilization of net operating
  loss carryforwards........          --      --        3,057          --
Proceeds from exercise of
  stock options.............     228,922       3        1,658          --
Unrealized loss marketable
  securities available for
  sale (net of income
  taxes)....................          --      --           --          --
Treasury stock purchases....  (3,867,300)     --           --          --
Comprehensive income........          --      --           --          --
                              ----------    ----     --------    --------
Balance December 31, 2000...  44,845,384     560      524,549     256,966
Net income..................          --      --           --      40,193
Proceeds from exercise of
  stock options.............     245,305       2        2,008          --
Unrealized gain marketable
  securities available for
  sale (net of income
  taxes)....................          --      --           --          --
Treasury stock purchases....    (376,200)     --           --          --
Amortization of pre-fresh
  start tax basis...........          --      --       (1,489)         --
Comprehensive income........          --      --           --          --
                              ----------    ----     --------    --------
Balance December 31, 2001...  44,714,489    $562     $525,068    $297,159
                              ==========    ====     ========    ========

                                 ACCUMULATED
                                    OTHER
                                COMPREHENSIVE      TREASURY               COMPREHENSIVE
                              LOSS, NET OF TAXES     STOCK      TOTAL        INCOME
                              ------------------   ---------   --------   -------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance December 31, 1998...       $(4,993)        $ (26,079)  $641,045      $    --
Net income..................            --                --     34,882       34,882
Utilization of net operating
  loss carryforwards........            --                --      3,425           --
Amortization of pre-fresh
  start tax basis
  differences...............            --                --        484           --
Proceeds from exercise of
  stock options.............            --                --      3,949           --
Unrealized gain marketable
  securities available for
  sale (net of income
  taxes)....................         2,299                --      2,299        2,299
Treasury stock purchases....            --           (54,084)   (54,084)          --
                                                                             -------
Comprehensive income........            --                --         --      $37,181
                                   -------         ---------   --------      =======
Balance December 31, 1999...        (2,694)          (80,163)   632,000      $    --
Net income..................            --                --     62,500       62,500
Utilization of net operating
  loss carryforwards........            --                --      3,057           --
Proceeds from exercise of
  stock options.............            --                --      1,661           --
Unrealized loss marketable
  securities available for
  sale (net of income
  taxes)....................          (144)               --       (144)        (144)
Treasury stock purchases....            --           (30,974)   (30,974)          --
                                                                             -------
Comprehensive income........            --                --         --      $62,356
                                   -------         ---------   --------      =======
Balance December 31, 2000...        (2,838)         (111,137)   668,100      $    --
Net income..................            --                --     40,193       40,193
Proceeds from exercise of
  stock options.............            --                --      2,010           --
Unrealized gain marketable
  securities available for
  sale (net of income
  taxes)....................         2,837                --      2,837        2,837
Treasury stock purchases....            --            (3,710)    (3,710)          --
Amortization of pre-fresh
  start tax basis...........            --                --     (1,489)          --
Comprehensive income........            --                --         --      $43,030
                                   -------         ---------   --------      =======
Balance December 31, 2001...       $    (1)        $(114,847)  $707,941
                                   =======         =========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................  $ 40,193   $  62,500   $ 34,882
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    38,411      41,611     45,835
  Valuation adjustment on properties held for sale..........        --          --     29,045
  Valuation adjustments on non-hotel properties.............     6,745          --         --
  Amortization of deferred financing costs..................     3,018       2,921      3,113
  Utilization of net operating loss carryforwards...........        --       3,057      3,425
  Extraordinary items.......................................        --         514         --
  Amortization of pre-fresh start tax basis differences.....        --          --        484
  Net gains on sales of assets and lease terminations.......   (36,329)    (13,901)    (7,993)
  Net loss on sales of marketable securities................     4,346          --      4,811
  Cumulative effect of a change in accounting principle.....        --          --      8,713
  Amortization of deferred income...........................   (11,619)     (9,984)   (10,028)
  Deferred income taxes.....................................    27,218      20,744     (7,860)
Increase/(decrease) from changes in other operating assets
  and liabilities:
  Accounts receivable.......................................     8,430      (6,537)      (564)
  Other current assets......................................   (10,594)       (866)     9,306
  Other assets and liabilities..............................    (6,608)    (22,226)   (13,377)
                                                              --------   ---------   --------
     Net cash provided by operating activities..............    63,211      77,833     99,792
Cash flows from investing activities:
  Net proceeds from mortgages and notes receivable..........     1,757       1,387        785
  Disbursements for mortgages and notes receivable..........      (469)       (668)    (1,771)
  Proceeds from sales of property, equipment and leasehold
     improvements, net......................................    32,634     183,497     86,660
  Purchases of property, equipment and leasehold
     improvements...........................................   (22,982)    (19,702)   (20,384)
  Construction of new hotels................................   (19,906)    (19,312)   (88,013)
  Decrease/(increase) in restricted cash....................        --         400      8,580
  Proceeds from insurance settlement........................        --          --      4,706
  Proceeds from sales of marketable securities..............     3,629          --      7,725
  Security deposits on leased hotels........................        --     (16,500)        --
  Purchase of marketable securities.........................        --          --     (4,702)
  Other.....................................................    (1,795)        (20)      (176)
                                                              --------   ---------   --------
     Net cash (used in) provided by investing activities....    (7,132)    129,082     (6,590)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Net proceeds from issuance of debt........................    12,626      30,820     22,352
  Payments of debt..........................................   (38,649)   (213,927)   (70,713)
  Proceeds from the exercise of stock options and
     warrants...............................................     2,010       1,661      3,949
  Purchase of treasury stock................................    (3,710)    (30,974)   (54,084)
                                                              --------   ---------   --------
     Net cash (used in) financing activities................   (27,723)   (212,420)   (98,496)
                                                              --------   ---------   --------
Net increase/(decrease) in cash and cash equivalents........    28,356      (5,505)    (5,294)
Cash and cash equivalents at beginning of year..............     1,735       7,240     12,534
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................  $ 30,091   $   1,735   $  7,240
                                                              ========   =========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

     Prime Hospitality Corp. ("Prime or the Company") is an owner, manager and franchisor of hotels, with 233 hotels in operation containing 29,641 rooms located in 33 states (the "Portfolio") as of December 31, 2001. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inn & Suites(R) -- as well as a portfolio of upscale, full-service hotels operated under franchise agreements with national hotel chains. The Portfolio is comprised of 131 Owned and operated hotels (the "Owned Hotels"), 28 hotels operated under lease agreements with real estate investment trusts (the "Leased Hotels"), 38 hotels managed for third parties (the "Managed Hotels"), and 36 franchised hotels which Prime does not operate (the "Franchised Hotels"). There are 139 AmeriSuites hotels, 74 Wellesley Inns & Suites hotels and 20 non-proprietary brand hotels in the Portfolio as of December 31, 2001.

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

CASH EQUIVALENTS

     Cash equivalents are highly liquid, unrestricted investments with a maturity of three months or less when acquired. At December 31, 2001 and 2000, cash and cash equivalents were comprised of approximately $28.0 million and $0.2 million, respectively, of cash, and $2.0 million and $1.5 million, respectively, of commercial paper and other cash equivalents.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

MARKETABLE SECURITIES

     Marketable securities consist of equity securities, which are available for sale. Marketable securities are valued at current market value. The differences between the historical cost of the marketable securities available for sale and the current market value are reflected in stockholders' equity, as accumulated other comprehensive losses, net of income taxes. Realized gains and losses are determined using the cost basis of the security recorded at the time of purchase. At December 31, 2000, the Company had marketable securities available for sale of $3.3 million, with an original cost basis of $8.0 million.

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

     Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell (See Note 3).

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

     The Company measures impairment of its mortgages and notes receivable based on the present value of expected future cash flows discounted at the effective interest rate. Impairment can also be measured based on observable market price or the fair value of collateral, if the mortgages and notes receivable are collateral dependent. If the measure of the impaired mortgage or note receivable is less than the recorded investment, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment of the mortgage and notes receivable had occurred as of December 31, 2001, 2000 and 1999.

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

DEFERRED INCOME

     Deferred income consists of gains on properties which were sold and where the Company has continuing involvement with regard to minimum cash flow returns to the buyers either in the form of a lease or management agreement. Deferred income is amortized over the life of the respective agreements, either as a reduction of rent or other funding expense or as an addition to management, franchise and other fees when such fees are below market levels.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

LONG-LIVED ASSETS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company's management does not anticipate that the adoption of this Statement will have an effect on the earnings or the financial position of the Company.

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 2000 and 1999 consolidated financial statements to conform them to the December 31, 2001 presentation.

NOTE 2 -- HOTEL ACQUISITIONS

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

NOTE 3 -- HOTEL DISPOSITIONS

SALE/LEASEBACK TRANSACTIONS

     In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar"), formally known as American General Hospitality, Inc., for total consideration of $138.4 million. The Company was operating the hotels under an operating lease agreement, which had a term of ten years. The transaction generated a net gain of approximately $64.9 million, which was deferred and was being recognized as a reduction of rent expense over the life of the lease. In 2001, MeriStar and Prime terminated the leases. The Company received a net termination fee of $1.0 million and recognized the remaining unamortized portion of the deferred gain of $36 million into income. Such amounts are included in other income, net in the accompanying consolidated financial statement.

     The Company also had a contract to sell and lease back nine additional full-service hotels from MeriStar not later than March 31, 1999. MeriStar was unable to fulfill its contractual obligation and the Company received a $4.0 million contract termination fee in 1999. Such amount is included in other income, net in the accompanying consolidated financial statements.

     In 1997 and 1998, the Company entered into two separate transactions with Equity Inns, Inc. ("Equity Inns") for the sale and lease back of 19 AmeriSuites hotels. The transactions generated gross proceeds of $184 million and all 19 hotels were operated by Prime under lease agreements with Equity Inns through

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

December 2001. Effective January 1, 2002, the leases were converted into management agreements and Equity Inns also signed franchise agreements with Prime to license the AmeriSuites name. Both the management and franchise agreements expire on various dates in 2007 and 2008.

     The management agreements provide for a subsidiary of Prime to share in the cash flow above and to fund deficits below certain thresholds. The agreements also require the Prime subsidiary to guarantee a minimum return to Equity Inns equal to the minimum rents under the prior lease agreements (approximately $20.1 million in aggregate in 2001). The Prime subsidiary's obligations under the management agreement are supported by a guarantee by Prime of $3.4 million.

     The sales of the hotels in 1997 and 1998 generated gains of $36.0 million. Such gains were deferred and amortized over the life of the initial lease (ten years). As of December 31, 2001, approximately $22.0 million remained in deferred income. This amount will continue to be amortized over the remaining life of the management agreement due to Prime's continuing involvement regarding the cash flow guarantees under the management agreement.

OTHER DISPOSITIONS

     During 2001, the Company sold one AmeriSuites hotel for $14.0 million, four Wellesley Inns hotels for $15.4 million and two parcels of land for $5.1 million. The Company recognized a net gain of $3.1 million in these dispositions. The net gain is included in other income, net. The Company retained the franchise rights on the AmeriSuites and Wellesley Inns properties pursuant to 20-year franchise agreements. The Company also entered into an agreement to manage the AmeriSuites property it sold.

     During 2000, the Company also sold five AmeriSuites hotels for $56.0 million, ten Wellesley Inns for $45.0 million, one full-service hotel for $18.2 million and five land parcels for $4.8 million. In addition, the Company sold its Frenchman's Reef hotel in St. Thomas, U.S.V.I. ("Frenchman's Reef") for $73.0 million. During 1999, the Company had reduced the carrying value of this asset by $24.5 million to reflect the estimated fair value less the costs to sell the hotel.

     In February 2000, the Company's five remaining HomeGate hotels and the Company's rights to the HomeGate brand name were also sold for approximately $17.7 million, including the assumption of debt by the purchaser of approximately $17.4 million related to these properties. During 1999, the Company had reduced the carrying value of the assets by $2.5 million to reflect the estimated fair value less the costs to sell the hotels.

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

     During 1999, the Company sold eight AmeriSuites, one HomeGate hotel, an apartment building and three vacant land sites for total proceeds of $86.7 million. The transaction generated net gains of $8.0 million. The Company retained the franchise rights on the AmeriSuites sales under franchise agreements generally ranging from ten to twenty years.

     In addition to the hotels sold in 2000 and 2001, the Company has four hotels that are currently being marketed for sale with a carrying value of $22.2 million as of December 31, 2001. These hotels consist of three Wellesley Inns and one full-service hotel which contributed $2.4 million and $1.4 million, respectively of operating income for the year ended December 31, 2001. In addition, land parcels with a carrying value of $9.9 million are also for sale. During 2001, the Company recorded a valuation allowance of $6.7 million against various land parcels held for sale. The adjustment represented the difference between the carrying cost of the assets and the fair market value, less the costs to sell the assets and is recorded in other income, net in

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

Company's consolidated statement of income. Management estimated the fair market value based on comparative land sales in their respective markets. The Company completed the sale of the full-service hotel and one of the Wellesley Inns in January 2002. The realized gross proceeds of approximately $15.4 million on these sales resulted in gains of approximately $700,000. The Company anticipates the sale of the remaining two properties to be completed during 2002. The Company has discontinued depreciating these assets while they are held for sale.

NOTE 4 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                         DECEMBER 31,
                                                    -----------------------    YEARS OF
                                                       2001         2000      USEFUL LIFE
                                                    ----------   ----------   -----------
Land and land leased to others(a).................  $  140,497   $  157,698
Hotels............................................     764,372      767,243    20 to 40
Furniture, fixtures and autos.....................     169,745      165,748     3 to 10
Leasehold improvements............................      78,776       61,165     3 to 40
Construction in progress..........................      11,151        6,097
                                                    ----------   ----------
  Sub-total.......................................   1,164,541    1,157,951
Less accumulated depreciation and amortization....    (175,532)    (141,954)
                                                    ----------   ----------
Total property, equipment and leasehold
  improvements....................................  $  989,009   $1,015,997
                                                    ==========   ==========

---------------
(a) Included in land at December 31, 2001 and 2000, was $3.8 million and $7.8 million, respectively, of land associated with hotels under construction.

     At December 31, 2001, the Company is the lessor of land and certain restaurant facilities in Company-owned hotels with an approximate aggregate book value of $6.8 million pursuant to noncancelable operating leases expiring on various dates through 2010. Minimum future rent under such leases for each of the next 5 years subsequent to December 31, 2001, and thereafter are as follows:

2002........................................................  $  754
2003........................................................     646
2004........................................................      38
2005........................................................      39
2006........................................................      42
Thereafter..................................................     167
                                                              ------
Total.......................................................  $1,686
                                                              ======

     Depreciation and amortization expense on property, equipment and leasehold improvements was $38.4 million, $41.4 million and $45.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     During the years ended December 31, 2001, 2000 and 1999, the Company capitalized $1.6 million, $2.3 million and $11.0 million, respectively, of interest related to borrowings used to finance hotel construction.

     In order to facilitate future tax-deferred exchanges of hotel properties, the Company entered into arrangements with an unaffiliated third party under
Section 1031 of the Internal Revenue Code of 1986, as amended. At December 31, 2001, the Company had loans of approximately $138.3 million to such third party,

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES which represented the total costs to construct and furnish 15 AmeriSuites hotels. These loans are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

NOTE 5 -- MORTGAGES AND NOTES RECEIVABLE

     Mortgages and notes receivable are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Properties operated by the Company(a).......................  $ 9,491   $ 9,870
Other(b)....................................................    2,922     5,427
                                                              -------   -------
          Total mortgage and notes receivable...............   12,413    15,297
Less current portion........................................     (460)   (3,306)
                                                              -------   -------
Long-term portion...........................................  $11,953   $11,991
                                                              =======   =======

---------------
(a) At December 31, 2001, the Company is the holder of mortgage notes receivable with a book value of $9.5 million secured by the Company's leasehold positions in three hotels. These notes bear interest at rates ranging from 8.5% to 13.0% and mature on various dates from 2008 through 2015. The mortgages were derived from the sales of hotel properties.

(b) Other notes receivable consist primarily of mezzanine loans issued to franchisees, as well as loans secured by hotel properties not currently managed by the Company. Other notes receivable mature through 2011 and bear interest at an approximate effective rate of 8.3%.

NOTE 6 -- DEBT

     Debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
9.75% Senior Subordinated Notes(a)..........................  $190,000   $200,000
Revolving Credit Facility(b)................................        --         --
9.25% First Mortgage Notes(c)...............................   103,970    104,070
Mortgages and other notes payable(d)........................    26,062     41,619
                                                              --------   --------
Total debt..................................................   320,032    345,689
Less current maturities.....................................   (10,296)    (4,702)
                                                              --------   --------
Long-term debt, net of current portion......................  $309,736   $340,987
                                                              ========   ========

---------------
(a) In March 1997, the Company issued $200.0 million 9.75% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes") in reliance upon Rule 144A under the Securities Act of 1933, as amended. Interest on the notes is paid semi-annually on April 1 and October 1. The notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, and transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company on or after April 1, 2002 at premiums to principal, which decline on each anniversary date. As of December 31, 2001, the Company had repurchased and retired $10.0 million of these notes.

(b) The Company established a revolving credit facility (the "Revolving Credit Facility") in 1996 with a group of financial institutions providing for availability of funds up to the lesser of $100.0 million or a borrowing base determined under the agreement. In December 1997, the Revolving Credit Facility was

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES amended and the availability of funds was increased to $200.0 million. Pursuant to the terms of the agreements, the aggregate amount of the Revolving Credit Facility was reduced to $175.0 million in December 2000 and was further reduced to $125.0 million in December 2001. The Revolving Credit Facility is secured by first liens on certain of the Company's hotels with recourse to the Company. Availability under the facility is subject to a borrowing base test and certain other covenants. The Revolving Credit Facility bears interest at LIBOR plus 2.0%, which is paid monthly. Under its terms, the Facility was to expire in December 2001 with a one-year renewal option. In December 2001, the Company exercised its option and the Facility is now available through December 2002. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company. In October 1999, the Revolving Credit Facility was amended to allow an additional $100 million of share repurchases. The purchases of these additional shares are limited to 50% of the proceeds from asset sales. In April 2000, the Revolving Credit Facility was amended to allow for additional retirements of other debt owed by the Company.

    During 2001, the Company had gross borrowings and subsequent repayments of $13.0 million under the Revolving Credit Facility. As of December 31, 2001, the Company had no outstanding borrowings under this facility and had additional borrowing capacity of $114.4 million under its borrowing base test.

(c) During 1996, the Company issued $120 million of 9.25% First Mortgage Notes due 2006. Interest on the notes is payable semi-annually on January 15 and July 15. At December 31, 2001, the notes are secured by first liens on 17 hotels with net book value of $109.4 million and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, and transactions with affiliates, asset sales and mergers and consolidations. These notes are redeemable, in whole or in part, at the option of the Company after January 15, 2001 at premiums to principal, which decline on each anniversary date. As of December 31, 2001, the Company had repurchased and retired $16.0 million of these notes.

(d) The Company has mortgage and other notes payable of approximately $26.1 million that are secured by mortgage notes receivable and hotel properties with a book value of $61.3 million. Principal and interest on these mortgages and notes are generally paid monthly. At December 31, 2001 these notes bear interest at rates ranging from 6.7% to 8.6%, with a weighted average interest rate of 6.8%, and mature from 2002 through 2009. In February 2002, the Company repaid $9.2 million on these mortgages.

    In October 1999, the Company entered into an interest rate protection agreement with a major financial institution, which reduced the Company's exposure to fluctuations in interest rates by effectively fixing interest rates on $40.0 million of variable interest rate debt. Under this agreement, on a monthly basis the Company paid a fixed rate of interest of 6.03% and received a floating interest rate payment equal to the 30 day LIBOR rate on a $40.0 million notional principal amount. Due to the Company's limited exposure to interest rate fluctuations (approximately $9.3 million of floating rate debt at December 31, 2001), the agreement was subsequently terminated in October 2000 and all unamortized costs were recognized in the Company's consolidated financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Maturities of long-term debt subsequent to December 31, 2001 are as follows (in thousands):

2002........................................................  $ 10,296
2003........................................................     1,052
2004........................................................     1,122
2005........................................................       925
2006........................................................   104,220
Thereafter..................................................   202,417
                                                              --------
Total.......................................................  $320,032
                                                              ========

NOTE 7 -- OTHER CURRENT ASSETS/LIABILITIES

     Other current assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Hotel inventories...........................................  $12,959   $13,589
Prepaid federal income tax..................................   12,416        --
Deferred tax asset..........................................    5,591     6,037
Accrued interest receivable.................................      139       455
Prepaid expenses............................................    1,725     2,298
Other.......................................................    1,541     1,398
                                                              -------   -------
          Total current assets..............................  $34,371   $23,777
                                                              =======   =======

     Other current liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Accounts payable............................................  $ 5,579   $ 6,019
Construction payables.......................................      879       554
Interest payable............................................    9,130     9,174
Accrued payroll and related benefits........................    4,680     4,698
Accrued expenses............................................   16,589    22,366
Accrued sales and use taxes.................................    2,585     3,563
Insurance reserves..........................................    4,694     3,385
Other.......................................................    6,987       653
                                                              -------   -------
          Total current liabilities.........................  $51,123   $50,412
                                                              =======   =======

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various hotels under lease agreements with initial terms expiring at various dates from 2003 through 2061. The Company has options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties' revenues in excess of stipulated amounts.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The Company operates 28 hotels under lease agreements, primarily with Real Estate Investment Trusts ("REITs"). These are comprised of 24 AmeriSuites owned by Hospitality Properties Trust (HPT), three AmeriSuites owned by Sholodge and one full-service hotel owned by Winston Hotels ("Winston"). The leases are with subsidiaries of Prime and have terms ranging from 10 to 13 years expiring from 2007 to 2013 with certain renewal options. The 27 hotels leased from HPT and Sholodge provide for a fixed annual minimum rent plus eight percent of revenue in excess of a base year. The hotel leased from Winston provides for rent equal to the greater of base rent, which increases annually by the inflation rate, or percentage rent based on a percentage of room, food and beverage and other revenue.

     In September 2001, Prime notified Winston that it would no longer fund rent payments in the event that the hotel's cash flow is insufficient to cover the rent. Winston has notified Prime that it is in default under its lease. Prime's obligations under the lease are limited to its security deposit which approximates $500,000.

     All of the lease agreements related to the 27 AmeriSuites hotels maintain restrictions which prevent the Company from operating an AmeriSuites hotel or similar type of hotel with a restricted area.

     On January 1, 2002, the Company converted its leases on 19 AmeriSuites it leased from Equity Inns into management agreements. These management agreements run for the unexpired term of the leases they replaced and require Prime to guarantee a certain minimum level of cash flow (See Note 3).

     Below is a schedule of the future guaranteed minimum cash flow levels (in thousands):

                                                      OPERATING   MANAGEMENT
                                                       LEASES     AGREEMENTS    TOTAL
                                                      ---------   ----------   --------
2002................................................  $ 35,647     $ 20,140    $ 55,787
2003................................................    35,628       20,140      55,768
2004................................................    35,381       20,140      55,521
2005................................................    35,289       20,140      55,429
2006................................................    35,224       20,140      55,364
Thereafter..........................................   227,437       25,416     252,853
                                                      --------     --------    --------
Total...............................................  $404,606     $126,116    $530,722
                                                      ========     ========    ========

     Rental expense for all operating leases, including those with terms of less than one year, consist of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Rentals.................................................  $65,709   $56,878   $43,397
Contingent rentals......................................    5,738    14,859    12,826
                                                          -------   -------   -------
          Rental expense................................  $71,447   $71,737   $56,223
                                                          =======   =======   =======

     Such amounts are included in occupancy and other operating expenses in the accompanying consolidated financial statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

EMPLOYEE BENEFITS

     The Company does not provide any material post employment benefits.

LITIGATION

     The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

     On August 18, 1999, plaintiff, a former employee of the Company, filed a complaint against the Company in the United States District Court for the Virgin Islands (the "Court"). The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys' fees and expenses. Prime believes the plaintiff's action is without merit and intends to vigorously defend this case.

NOTE 9 -- INCOME TAXES

     The provision for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Current:
  Federal...............................................  $(1,153)  $15,114   $24,362
  State.................................................     (903)    4,100     5,800
                                                          -------   -------   -------
                                                           (2,056)   19,214    30,162
Deferred:
  Federal...............................................   22,494    18,144    (6,560)
  State.................................................    4,724     2,600    (1,300)
                                                          -------   -------   -------
                                                           27,218    20,744    (7,860)
                                                          -------   -------   -------
          Total.........................................  $25,162   $39,958   $22,302
                                                          =======   =======   =======

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     Income taxes are provided at the applicable federal and state statutory rates. The tax effects of the changes in the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
Utilization of net operating loss......................       --   $ 3,057   $  3,057
Amortization of deferred gains.........................   16,928     3,495      3,510
Amortization of pre-fresh start basis
  differences -- properties and notes..................       --        --        432
Change in accounting method for depreciation...........   10,675        --         --
Depreciation...........................................     (350)     (268)       863
Property valuation reserves............................   (1,131)     (875)   (10,166)
Property sales.........................................     (546)   14,895     (3,005)
State income tax, net of federal income tax benefit....    3,070     1,690       (845)
Other..................................................   (1,428)   (1,250)    (1,706)
                                                         -------   -------   --------
          Total........................................  $27,218   $20,744   $ (7,860)
                                                         =======   =======   ========

     The following is a reconciliation of the statutory Federal tax rate to the Company's effective income tax rate:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Statutory Federal tax rate..................................  35.0%  35.0%  35.0%
State income taxes, net of Federal tax benefit..............   3.8%   4.3%   5.1%
Other, net..................................................   (.3)% (0.3)% (1.1)%
                                                              ----   ----   ----
          Effective income tax rate.........................  38.5%  39.0%  39.0%
                                                              ====   ====   ====

     At December 31, 2001, the Company had available federal net operating loss carry forwards related to PMI of approximately $52.4 million, which will expire in 2006. This amount is subject to an annual utilization limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.

     The Company has not recognized the future tax benefits associated with the net operating loss carryforwards. Accordingly, the Company has provided a valuation allowance of approximately $19.3 million against the deferred tax asset at December 31, 2001. To the extent any available carry forwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the years ended December 31, 2001, 2000 and 1999, the Company recognized $0, $3.1 million and $3.1 million per year, respectively, of such benefits as a contribution to stockholders' equity and a corresponding reduction of the valuation allowance associated with the net operating losses.

     Additionally, the Company recognized $484,000 as a contribution to stockholders' equity for the year ended December 31, 1999 which represents the amortization of pre-fresh start tax basis differences related to properties and notes receivable.

     At December 31, 2001, the Company had deferred tax liabilities of $40.1 million relating to the differences in the methods of accounting for the Company's fixed assets.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 10 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

COMMON STOCK

     During 2001, the Company repurchased approximately 376,200 shares of its common stock for $3.7 million at average cost of $9.86 per share. In 2000, the Company repurchased 3.9 million shares of its common stock for $31.0 million for a total average cost of $8.00. The Revolving Credit Facility limits the purchase of these shares to 50% of the proceeds from asset sales not to exceed $100 million. Through February 6, 2002, the Company has repurchased $34.7 million of its shares under this covenant and has $65.3 million of availability based on the proceeds from asset sales.

STOCK OPTIONS

     The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. At December 31, 2001, a total of 6.6 million options were outstanding with another 2.7 million options available to be issued. At December 31, 2001, the weighted average contractual life remaining related to these plans is approximately 8.2 years and the weighted average exercise price of the options outstanding is $8.34.

     In October 2001, the Company granted options to purchase 3,000,000 shares of common stock to the Company's president and CEO. These options vest ratably over a three year period. The options are priced at $9.12 per share, which reflects the market value at the date of grant, and expire in 2011. At December 31, 2001, all of these options were outstanding.

     In October 1998, the Board of Directors granted options to purchase 1,750,000 shares of common stock to the Company's president and CEO. These options vest ratably over a five-year period with respect to 1,000,000 of the options. The additional 750,000 options vest as certain performance criteria are met or, if the criteria are not met, the options vest eight years after the original grant date. At December 31, 2001, 1,750,000 options were outstanding under this plan. The options are priced at $5.91 per share, which reflects the market value at the date of grant, and expire in 2008.

     Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period from the date of grant and expire ten years from the date of grant. During 2001, 2000 and 1999, respectively, options to purchase 268,000, 454,000 and 544,000 shares of common stock, respectively, were granted under this plan. At December 31, 2001, 1,527,000 options were outstanding under this plan. The options are priced from $4.72 to $11.25 and expire from 2005 to 2011.

     Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options will be fully vested and exercisable one year after the date of grant and will expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. During 1998 options to purchase 190,000 shares of common stock were granted under this plan. At December 31, 2001, 330,000 options were outstanding under this plan. The options are priced from $9.31 to $10.00 and expire from 2005 to 2008.

     Under the Company's 1992 Stock Option and Performance Incentive Plans, options to purchase 81,000 shares of common stock were outstanding at December 31, 2000. The unexercised options relating to this plan expired on December 31, 2001.

     Effective January 1, 1996, the Company adopted the provisions of FASB 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not significant. Had the fair value method of accounting been applied to the Company's stock plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been $37.7 million or $.82 per share in 2001, $57.2 million, or $1.22 per share in 2000 and $32.0 million, or $.61 per share in 1999. This pro forma impact only takes into account options granted since January 1, 1998 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The weighted average fair value of options granted during 2001, 2000 and 1999 was $4.83, $4.44 and $5.92, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $9.09 in 2001, $9.16 in 2000, and $11.25 in 1999 and the following weighted average assumptions: risk-free interest rate of 5.05% in 2001 and 5.05% in 2000 and 6.23% in 1999, volatility of 46.1% in 2001 and 39.5% for 2000 and 42.3% in 1999, and dividend yield of 0.0% for 2001, 2000 and 1999.

     The following is a summary of the stock options outstanding:

                                                           NUMBER OF     OPTION PRICE
                                                             SHARES        PER SHARE
                                                           ----------   ---------------
Outstanding at December 31, 1998.........................   5,359,000
  Granted................................................     544,000   $11.25 - $11.25
  Exercised..............................................    (549,000)  $ 3.20 - $10.00
  Canceled...............................................  (1,365,000)  $ 3.63 - $20.16
                                                           ----------
Outstanding at December 31, 1999.........................   3,989,000
  Granted................................................     454,000   $ 9.16 - $10.41
  Exercised..............................................    (229,000)  $ 4.72 - $10.00
  Canceled...............................................    (367,000)  $ 4.72 - $11.25
                                                           ----------
Outstanding at December 31, 2000.........................   3,847,000
  Granted................................................   3,268,000   $ 8.60 - $ 9.12
  Exercised..............................................    (245,000)  $ 4.72 - $11.25
  Canceled...............................................    (263,000)  $ 4.72 - $11.25
                                                           ----------
  Outstanding at December 31, 2001.......................   6,607,000   $ 4.72 - $13.78
                                                           ==========
Exercisable at December 31, 1999.........................   1,410,000   $ 4.72 - $13.78
                                                           ==========
Exercisable at December 31, 2000.........................   1,705,000   $ 4.72 - $13.78
                                                           ==========
Exercisable at December 31, 2001.........................   1,860,000   $ 4.72 - $11.25
                                                           ==========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 11 -- EARNINGS PER SHARE

                                                               FOR THE YEAR ENDED,
                                                                DECEMBER 31, 2001
                                                           ----------------------------
                                                                              PER-SHARE
                                                           INCOME    SHARES    AMOUNT
                                                           -------   ------   ---------
Basic Earnings per Share:
  Net income.............................................  $40,193   44,740     $.90
Diluted Earnings per Share:
  Common stock equivalents...............................       --    1,138       --
                                                           -------   ------     ----
Net income plus assumed conversions......................  $40,193   45,878     $.88
                                                           =======   ======     ====

                                                               FOR THE YEAR ENDED,
                                                                DECEMBER 31, 2000
                                                           ----------------------------
                                                                              PER-SHARE
                                                           INCOME    SHARES    AMOUNT
                                                           -------   ------   ---------
Basic Earnings per Share:
  Net income.............................................  $62,500   45,718     $1.37
Diluted Earnings per Share:
  Common stock equivalents...............................       --      806        --
                                                           -------   ------     -----
Net income plus assumed conversions......................  $62,500   46,524     $1.34
                                                           =======   ======     =====

                                                               FOR THE YEAR ENDED,
                                                                DECEMBER 31, 1999
                                                           ----------------------------
                                                                              PER-SHARE
                                                           INCOME    SHARES    AMOUNT
                                                           -------   ------   ---------
Basic Earnings per Share:
  Net income.............................................  $34,882   50,966     $.68
Diluted Earnings per Share:
  Common stock equivalents...............................       --    1,028       --
                                                           -------   ------     ----
Net income plus assumed conversions......................  $34,882   51,994     $.67
                                                           =======   ======     ====

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the incremented shares attributed to outstanding options which represents common stock equivalents.

NOTE 12 -- HOTEL REVENUES

     Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. For the years ended December 31, 2001, 2000 and 1999 hotel revenues were comprised of the following:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Lodging revenues.....................................  $439,638   $491,042   $477,329
Food and Beverage revenues...........................    30,073     47,368     55,417
                                                       --------   --------   --------
          Total Hotel Revenues.......................  $469,711   $538,410   $532,746
                                                       ========   ========   ========

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTE 13 -- VALUATION AND OTHER CHARGES -- OPERATING HOTELS

     Valuation and other charges in 1999 consist of a $29.1 million valuation allowance related to certain non-prototype HomeGate properties and the Frenchman's Reef hotel and $1.4 million for severance charges. Both the Homegate properties and the Frenchman's Reef hotel were subsequently sold in 2000.

NOTE 14 -- OTHER INCOME, NET

     Other income consists of items, which are not considered part of the Company's recurring operations and is composed of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Gains on property sales and lease terminations..........  $36,329   $13,901   $ 7,993
Valuation reserves -- non-hotel assets..................   (6,745)       --        --
Loss on the sale of marketable securities...............   (4,346)       --    (4,811)
Contract termination fee................................       --        --     4,000
Other...................................................   (2,977)       --        --
                                                          -------   -------   -------
          Total.........................................  $22,261   $13,901   $ 7,182
                                                          =======   =======   =======

NOTE 15 -- OTHER COMPREHENSIVE INCOME

     For the years ended December 31, 2001, 2000 and 1999, comprehensive income consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Net income..............................................  $40,193   $62,500   $34,882
Unrealized (loss) gain on marketable securities, (net of
  income taxes of $1,814, $92, and $(1,338),
  respectively for 2001, 2000 and 1999).................    2,837      (144)    2,299
                                                          -------   -------   -------
          Total.........................................  $43,030   $62,356   $37,181
                                                          =======   =======   =======

NOTE 16 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities approximate their reported carrying amounts.

                                                           DECEMBER 31,
                                             -----------------------------------------
                                                    2001                  2000
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT     VALUE
                                             --------   --------   --------   --------
Mortgage and notes receivable..............  $ 11,953   $ 11,953   $ 11,991   $ 11,991
Long-term debt.............................   309,736    311,296    340,987    337,987

     The fair value for mortgages and notes receivable is based on discounted cash flows and other methods applicable to the industry. Valuations for long-term debt are based on quoted market prices or current rates available to the Company for debt of the same maturities.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

     The Company's mortgages and other notes receivable (See Note 5) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company's operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     The following summarizes significant financial information with respect to transactions with present officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Management and other fee income.............................  $121   $165   $136

     The amounts above relate to two hotels managed by the Company for an entity controlled by the Company's Chairman and Chief Executive Officer.

NOTE 18 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2001    2000      1999
                                                              ----   -------   ------
Marketable securities exchanged in connection with the
  acquisition of hotels.....................................   --    $ 1,652   $   --
Hotels received in settlements of mortgage notes
  receivable................................................   --         --    2,800
Hotels sold in exchange for assumption of debt..............   --     17,364       --
Note receivable and equity interests received from the sale
  of hotels.................................................   --      3,348       --

     Cash paid for interest was $32.3 million, $43.0 million and $51.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Cash paid for income taxes was $12.5 million, $21.0 million and $31.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 19 -- GEOGRAPHIC AND BUSINESS INFORMATION

     The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand and the full-service segment under major national franchises. The AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 31 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites hotel has between 100 to 140 rooms and suites. Non-proprietary brand hotels compete primarily in the upscale full-service segment, with food and beverage service and banquet facilities under franchise agreements with national hotel brands. The Company's full-service hotels are primarily located in the northeastern region of the United States.

     The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its Owned Hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's taxes are included in the consolidated Federal

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES income tax return of the Company and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. Other income, net consist of property transactions, which are not part of the recurring operation of the Company. The allocation of interest expense, taxes and other income, net are not evaluated at the segment level and therefore, would be necessary in order to reconcile EBITDA to consolidated net income on the consolidated financial statements.

     The following table presents revenues and other financial information by business segment for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                              LIMITED      FULL     CORPORATE/
DECEMBER 31, 2001                ALL-SUITES   SERVICE    SERVICE      OTHER      CONSOLIDATED
-----------------                ----------   --------   --------   ----------   ------------
Revenues.......................   $261,479    $ 92,052   $116,180   $  15,697     $  485,408
EBITDA(1)......................     66,620      29,881     26,047      (9,521)       113,027
Depreciation and
  amortization.................     19,270      11,936      5,663       1,542         38,411
Capital expenditures...........     26,458      10,109      3,389       2,932         42,888
Total Assets...................    597,780     363,802    107,828      87,360      1,156,770

                                              LIMITED      FULL     CORPORATE/
DECEMBER 31, 2000                ALL-SUITES   SERVICE    SERVICE      OTHER      CONSOLIDATED
-----------------                ----------   --------   --------   ----------   ------------
Revenues.......................   $257,975    $109,255   $171,180   $  19,833     $  558,243
EBITDA(1)......................     80,183      42,397     40,954       6,537        170,071
Depreciation and
  amortization.................     19,855      12,939      7,641       1,175         41,610
Capital expenditures...........     20,039       8,351      6,381       4,243         39,014
Total Assets...................    600,196     372,997    115,771      70,876      1,159,840

                                              LIMITED      FULL     CORPORATE/
DECEMBER 31, 1999                ALL-SUITES   SERVICE    SERVICE      OTHER      CONSOLIDATED
-----------------                ----------   --------   --------   ----------   ------------
Revenues.......................   $238,656    $105,437   $188,653   $  19,986     $  552,732
EBITDA(1)......................     87,714      41,925     41,200       6,188        177,027
Depreciation and
  amortization.................     20,876      13,898     10,125         936         45,835
Capital expenditures...........     54,084      41,871     11,239       1,203        108,397
Total Assets...................    590,579     429,395    196,123     112,682      1,328,779

---------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization from the hotels.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIME HOSPITALITY CORP.

                                          By:
                                            ------------------------------------
                                            A.F. Petrocelli,
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                              Officer
DATE: March xx, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March xx, 2002.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                                                     Chairman of Board of Directors, President and
---------------------------------------------------    Chief Executive Officer
                  A.F. Petrocelli

                                                     Director, Senior Vice President and Chief
---------------------------------------------------    Financial Officer
                  Douglas Vicari

                                                     Director
---------------------------------------------------
                Lawrence Friedland

                                                     Director
---------------------------------------------------
                 Howard M. Lorber

                                                     Director
---------------------------------------------------
                 Herbert Lust, II

                                                     Director
---------------------------------------------------
                  Jack H. Nusbaum