Form 10-Q
period 2002-03-31
PRIME HOSPITALITY CORP
filed 2002-05-15
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The registrant had 45,078,430 shares of common stock, $.01 par value, outstanding as of May 9, 2002.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
            March 31, 2002 (Unaudited) and December 31, 2001............     1

          Consolidated Statements of Income
            Three months ended March 31, 2002 and 2001 (Unaudited)......     2

          Consolidated Statements of Cash Flows
            Three months ended March 31, 2002 and 2001 (Unaudited)......     3

          Notes to Interim Consolidated Financial Statements (Unaudited)     4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     7

Item 3.   Quantitative and Qualitative
          Disclosures About Market Risk.................................    12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    13

Item 2.   Changes in Securities and Use of Proceeds.....................    13

Item 3.   Defaults upon Senior Securities...............................    13

Item 4.   Submission of Matters to a Vote of Security Holders...........    13

Item 5.   Other Information.............................................    13

Item 6.   Exhibits and Reports on Form 8-K..............................    13

Signatures..............................................................    14

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2002             2001
                                                                 -----------      -----------
                                                                 (Unaudited)
                         ASSETS

Current assets:
   Cash and cash equivalents ...............................     $    36,626      $    30,091
   Accounts receivable (net of allowances of $758 and $1,065
      in 2002 and 2001, respectively) ......................          18,286           19,486
   Current portion of mortgages and
      notes receivable .....................................             452              460
   Other current assets ....................................          37,164           34,371
                                                                 -----------      -----------
      Total current assets .................................          92,528           84,408

Property, equipment and leasehold improvements,
   net of accumulated depreciation and amortization ........       1,000,119          989,009
Properties held for sale ...................................              --           32,106
Mortgages and notes receivable, net of
   current portion .........................................          12,074           11,953
Other assets ...............................................          40,577           39,294
                                                                 -----------      -----------

      TOTAL ASSETS .........................................     $ 1,145,298      $ 1,156,770
                                                                 ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of debt .................................     $     1,001      $    10,296
   Current portion of deferred income ......................           3,766            4,022
   Other current liabilities ...............................          51,612           51,123
                                                                 -----------      -----------
      Total current liabilities ............................          56,379           65,441

Long-term debt, net of current portion .....................         309,709          309,736
Other liabilities ..........................................           6,486           10,564
Deferred income taxes ......................................          44,620           44,620
Deferred income ............................................          17,682           18,468
                                                                 -----------      -----------

      Total liabilities ....................................         434,876          448,829

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10 per share;
      20,000,000 shares authorized; none issued
   Common stock, par value $.01 per share;
      75,000,000 shares authorized; 56,384,401
      and 56,221,567 shares issued and outstanding
      at March 31, 2002 and December 31, 2001,
      respectively .........................................             564              562
   Capital in excess of par value ..........................         526,771          525,068
   Retained earnings .......................................         297,934          297,159
   Accumulated other comprehensive loss,
      net of taxes .........................................              --               (1)
   Treasury stock (11,507,078 shares at March 31, 2002
      and December 31, 2001) ...............................        (114,847)        (114,847)
                                                                 -----------      -----------
         Total stockholders' equity ........................         710,422          707,941
                                                                 -----------      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $ 1,145,298      $ 1,156,770
                                                                 ===========      ===========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          2002            2001
                                                                       ----------      ----------
Revenues:
   Hotel revenues ................................................     $   94,762      $  125,087
   Management, franchise and other fees ..........................          2,750           3,675
   Rental and other revenues .....................................            612             898
                                                                       ----------      ----------
         Total revenues ..........................................         98,124         129,660

Costs and expenses:
   Hotel operating expenses ......................................         52,289          66,111
   Rent and other occupancy ......................................         21,407          23,286
   General and administrative ....................................          6,566           7,334
   Depreciation and amortization .................................          9,990           9,264
                                                                       ----------      ----------
         Total costs and expenses ................................         90,252         105,995

Operating income .................................................          7,872          23,665

Investment income ................................................            485             576
Interest expense .................................................         (7,753)         (8,908)
Other income, net ................................................             --              --
                                                                       ----------      ----------

Income before income taxes and discontinued operations ...........            604          15,333
Provision for income taxes .......................................            236           5,903
                                                                       ----------      ----------

Income before discontinued operations ............................            368           9,430

Discontinued operations:
   (Loss) income from discontinued operations, net of income taxes            (25)            176
   Gain on disposal, net of income taxes .........................            431              --
                                                                       ----------      ----------

Net income .......................................................     $      774      $    9,606
                                                                       ==========      ==========

Earnings per common share:
Basic:

   Income before discontinued operations .........................     $     0.01      $     0.21
   Income from discontinued operations, net of income taxes ......           0.01            0.00
                                                                       ----------      ----------
Net earnings .....................................................     $     0.02      $     0.21
                                                                       ==========      ==========

Diluted:

   Income before discontinued operations .........................     $     0.01      $     0.21
   Income from discontinued operations, net of income taxes ......           0.01            0.00
                                                                       ----------      ----------
Net earnings .....................................................     $     0.02      $     0.21
                                                                       ==========      ==========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                             2002          2001
                                                                                         --------      --------
Cash flows from operating activities:
   Net income ......................................................................     $    774      $  9,606

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................        9,990         9,427
      Amortization of deferred financing costs .....................................          811           763
      Utilization of net operating loss carryforwards ..............................          495           764
      Net gain on asset disposals ..................................................         (706)           --
      Deferred income taxes ........................................................           --           977
      Amortization of deferred income ..............................................         (882)       (2,538)
      Increase (decrease) from changes in other operating assets and liabilities:
         Accounts receivable .......................................................        1,200        (5,226)
         Other current assets ......................................................       (2,772)       (1,644)
         Other liabilities .........................................................       (3,969)       (3,404)
                                                                                         --------      --------
         Net cash provided by operating activities .................................        4,941         8,725

Cash flows from investing activities:
   Proceeds from mortgages and notes receivable ....................................           98         1,452
   Disbursements for mortgages and notes receivable ................................         (243)         (201)
   Proceeds from sales of property, equipment and leasehold improvements ...........       15,022         4,664
   Construction and conversion of hotels ...........................................       (2,836)       (2,734)
   Purchases of property, equipment and leasehold improvements .....................         (697)       (3,953)
   Other ...........................................................................       (1,640)         (935)
                                                                                         --------      --------
         Net cash provided by (used in) investing activities .......................        9,704        (1,707)

Cash flows from financing activities:
   Net proceeds from issuance of debt ..............................................           --         8,965
   Payments of debt ................................................................       (9,322)       (5,833)
   Proceeds from the exercise of stock options .....................................        1,212           637
                                                                                         --------      --------
         Net cash (used in) provided by financing activities .......................       (8,110)        3,769

   Net increase in cash and cash equivalents .......................................        6,535        10,787

   Cash and cash equivalents at beginning of period ................................       30,091         1,735
                                                                                         --------      --------
   Cash and cash equivalents at end of period ......................................     $ 36,626      $ 12,522
                                                                                         ========      ========


SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON-CASH ACTIVITIES:
   Reclassification of Assets Held for Sale to Property ............................     $ 17,483      $     --
   Land acquired in exchange for notes receivable ..................................     $     --      $  1,952

OTHER CASH FLOW DISCLOSURES:
   Interest paid ...................................................................     $  5,685      $  6,943
   Income taxes paid ...............................................................     $     42      $    390



      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

      The consolidated financial statements for the three months ended March 31, 2002 and 2001 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2001. Certain reclassifications have been made to the March 31, 2001 consolidated financial statements to conform them to the March 31, 2002 presentation.

      The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2 - ACCOUNTING POLICIES

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company adopted the Statement in the first quarter of this year. Management does not anticipate that the adoption of this Statement will have an effect on earnings or the financial position of the Company.

NOTE 3 - HOTEL DISPOSITIONS

      During the three months ended March 31, 2002, the Company sold a Radisson Hotel in Trevose, PA and a Wellesley Inn in Miami, FL for gross proceeds of $15.4 million, realizing gains of approximately $700,000. These gains are included in "Gain on disposal, net of income taxes" in the Consolidated Statement of Income.

NOTE 4 - EARNINGS PER COMMON SHARE

      Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was
44.9 million for both the three months ended March 31, 2002 and 2001.

      Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share was
46.8 million and 46.3 million for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5 - COMPREHENSIVE INCOME

      For the three months ended March 31, 2002 and 2001, comprehensive income consisted of the following (in thousands):


                                               THREE MONTHS ENDED MARCH 31,
                                                   2002           2001
                                               ----------------------------
Net income                                        $  774        $  9,606
Unrealized gain on marketable securities
   available for sale, net of income taxes            --             452
                                               ----------------------------
                                     Total        $  774        $ 10,058
                                               ============================

NOTE 6 - GEOGRAPHIC AND BUSINESS INFORMATION

      The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand; and the full-service segment under major national franchises. The Company's 141 AmeriSuites are upscale hotels located in 31 states throughout the United States. The 73 Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company also operates 20 non-proprietary brand hotels, which compete primarily in the upscale full-service segment, with food service and banquet facilities under franchise agreements with national hotel brands. The Company's non-proprietary hotels are primarily located in the northeastern region of the United States.

      The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's taxes are included in the consolidated Federal income tax return and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. Other income, net consist of property transactions, which are not part of the recurring operation of the Company. The allocation of interest expense, taxes and other income, net are not evaluated at the segment level and therefore, would be necessary in order to reconcile EBITDA to consolidated net income on the consolidated financial statements.

      The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three months ended March 31, 2002 and 2001 (in thousands):

THREE MONTHS ENDED MARCH 31, 2002   ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER   CONSOLIDATED
---------------------------------   ----------   ---------------   ------------   ---------------   ------------
Hotel revenues                        $ 58,255          $ 20,881       $ 15,707          $  3,317     $   98,160
EBITDA(1)                                7,036             4,687          2,378             3,721         17,822
Depreciation and amortization            4,848             3,207          1,418               517          9,990
Capital expenditures                     1,785               874            175               699          3,533
Total Assets                          $518,100          $348,044       $ 88,323          $ 45,652     $1,000,119
----------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001   ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER   CONSOLIDATED
---------------------------------   ----------   ---------------   ------------   ---------------   ------------
Hotel revenues                        $ 67,667          $ 27,433       $ 32,135          $  4,507     $  131,742
EBITDA(1)                               14,543             9,637          4,826             4,372         33,378
Depreciation and amortization            4,615             2,993          1,465               354          9,427
Capital expenditures                     1,453             3,667            705               862          6,687
Total Assets                          $583,958          $383,613       $107,896          $ 92,072     $1,167,539
----------------------------------------------------------------------------------------------------------------

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization and includes the EBITDA on properties included in discontinued operations.


NOTE 7 - SUBSEQUENT EVENTS

      In April 2002, the Company completed the issuance of $200 million 8 3/8% Senior Subordinated Notes due in 2012. On April 29, 2002 (the "Consent Date") the Company received the tenders and consents required to eliminate or modify certain covenants and related provisions in the indenture governing its outstanding 9-3/4% Senior Subordinated Notes due 2007 (the "Notes"). As of the Consent Date, tenders and consents representing approximately 99.8% of the $190 million aggregate principal amount outstanding of the Notes were received by the depository and accepted for payment by the Company.

      Prime paid the total consideration of $1,050 per $1,000 principal amounts of the Notes validly tendered on or prior to the Consent Date by delivery to the depository. The Company paid for the Notes with the net proceeds of the $200 million 8 3/8% Senior Subordinated Notes due 2012 and cash on hand.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Prime Hospitality Corp. ("Prime" or "the Company") is an owner, operator and franchisor of hotels, with 234 hotels in operation containing 29,706 rooms located in 33 states (the "Portfolio") as of March 31, 2002. Prime controls two hotel brands -- AmeriSuites(R) and Wellesley Inn & Suites(R) -- as well as a portfolio of non-proprietary brand hotels which are primarily upscale, full-service hotels operated under franchise agreements with national hotel chains.

      The following table sets forth information with respect to the Portfolio as of March 31, 2002:

                                 OWNED              LEASED            MANAGED          FRANCHISED             TOTAL
                           HOTELS     ROOMS    HOTELS    ROOMS    HOTELS    ROOMS    HOTELS    ROOMS    HOTELS     ROOMS
                           ------     -----    ------    -----    ------    -----    ------    -----    ------     -----

AmeriSuites                    65     8,384        27    3,306        25    3,222        24    2,963       141    17,875

Wellesley Inns & Suites        54     6,376                            6      668        13    1,195        73     8,239

Non-Proprietary Brands         10     1,923         1      160         9    1,509                           20     3,592
                           ---------------------------------------------------------------------------------------------
            Total             129    16,683        28    3,466        40    5,399        37    4,158       234    29,706
                           =============================================================================================

      In addition to the above, through May 10, 2002, Prime added one franchised AmeriSuites, one franchised Wellesley Inn and one managed non-proprietary brand hotel. There are also six AmeriSuites and two Wellesley Inns under construction.

      The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inns & Suites brands. Through the development of its proprietary brands, the Company has positioned itself as a diversified hotel operating company with ownership, franchise and management interests. The Company believes that this diversification allows it to generate additional revenues with minimal capital investment. The Company's strategy is also focused on growing the operating profits of its Portfolio. With approximately 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

      Operating results for the first quarter of 2002 continued to be impacted by the weakness in the economy which has had a significant negative impact on business travel. As a result, revenues for comparable hotels declined by 13.3% and gross operating profits at these hotels decreased by 21.9%. Overall, for the three months ended March 31, 2002 revenue declined by 24.3% and EBITDA decreased by 45.8% due to the results of the comparable hotels and the impact of asset sales and lease termination.

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

      The following important factors, in addition to those discussed elsewhere in this Form 10-Q or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company's business segments in areas such as access, location, quality or accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of national and regional economic conditions that will affect, among other things, demand for products and services at the Company's hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in the Company's filings with the SEC, including its Form 10-K.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues decreased by $30.3 million, or 24.2%, for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to a 13.3% decline in revenues from comparable hotels and the impact of asset sales and lease terminations in 2001.

      The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

      The following table illustrates the REVPAR ("revenue per available room") change for the quarter, by segment for all owned, leased and managed hotels where Prime has a significant financial interest which were operated for comparable three-month periods in 2002 and 2001.

                                     THREE MONTHS ENDED MARCH 31,
                                   2002         2001       % CHANGE
                                 -------      -------      --------
                 AMERISUITES
                   Occupancy        60.8%        60.9%
                         ADR     $ 73.63      $ 83.24
                      REVPAR     $ 44.78      $ 50.70        (11.7)%

     WELLESLEY INNS & SUITES
                   Occupancy        57.8%        61.3%
                         ADR     $ 61.83      $ 68.90
                      REVPAR     $ 35.72      $ 42.26        (15.5)%

      NON-PROPRIETARY BRANDS
                   Occupancy        54.8%        60.7%
                         ADR     $103.32      $112.58
                      REVPAR     $ 56.65      $ 68.95        (17.8)%

                       TOTAL
                   Occupancy        59.5%        61.1%
                         ADR     $ 73.14      $ 82.15
                      REVPAR     $ 43.54      $ 50.19        (13.3)%

      The REVPAR at comparable hotels was impacted in the three-month period by the slowdown in the economy which has affected business travel. The decline was primarily driven by a decrease in ADR of 11.0%. Key markets which contributed to the decline were Atlanta, Chicago, Dallas, Northern New Jersey and South Florida.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees decreased by $0.9 million, or 25.2%, for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was due to a decline in the number of managed hotels partially offset by franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

      Rental and other revenues consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other revenues decreased by $0.3 million, or 31.9%, for the three months ended March 31, 2002 compared to the same period in 2001 due to the retirement of a note receivable.

      Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses decreased by $13.8 million, or 20.9%, for the three months ended March 31, 2002 compared to the same period in 2001 due to the decline in revenues. For the comparable three-month periods, hotel operating expenses, as a percentage of hotel revenues, increased from 52.9% in 2001 to 55.2% in 2002 due to the decline in ADR.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $1.9 million, or 8.1%, for the three months ended March 31, 2002 as compared to the same period in 2001, primarily due to the termination of eight hotel leases with MeriStar Hospitality in 2001.

      General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses and national brand advertising expenses. General and administrative expenses decreased by $0.8 million, or 10.5%, for the three months ended March 31, 2002 compared to the same period in 2001, due primarily to the timing of brand advertising expenditures.

      Depreciation and amortization expense increased by $0.7 million, or 7.8%, for the three months ended March 31, 2002 compared to the same period in 2001. This increase was due to depreciation associated with maintenance capital additions in 2001 partially offset by the impact of asset sales in 2001.

      Investment income decreased by $0.1 million, or 15.8%, for the three-months ended March 31, 2002 compared to the same period in 2001 primarily due to lower interest rates in 2002.

      Interest expense decreased by $1.2 million, or 13.0%, for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to the retirement of debt resulting from asset sales and operating cash flow.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, the Company had cash and cash equivalents of $36.6 million. In addition, at March 31, 2002, the Company had $85.4 million available to it under its Revolving Credit Facility.

      The Company's major sources of cash for the three months ended March 31, 2002 were cash flows from operations of $4.9 million and net proceeds from asset sales of $15.0 million. The Company's major uses of cash during the period were debt repayments of $9.3 million and capital expenditures of $3.5 million.

      Sources of Capital. The Company has undertaken a strategic initiative to diversify its operations. As part of this strategy, the Company has disposed of certain hotel real estate while retaining the franchise rights. Prime has used the proceeds primarily to reduce debt and fund brand growth. The combination of these asset sales and operating cash flow continues to strengthen the Company's overall financial condition. At March 31, 2002, the Company's debt to EBITDA ratio was 3.2 times and its debt to book capitalization was 30.4%.

      During the quarter ended March 31, 2002, the Company sold a Radisson Hotel in Trevose, PA and a Wellesley Inn in Miami, FL for gross proceeds of $15.4 million. The Company retained the franchise rights to the Wellesley Inn under a 20-year franchise agreement.

      The Company has a $125.0 million Revolving Credit Facility (the "Facility"), which bears interest at LIBOR plus 2.0%. Borrowings under the Facility are secured by first liens on certain of the Company's hotels with recourse to the Company. Additional properties may be added subject to the approval of the lenders. Availability under the Facility is subject to a borrowing base test and certain other covenants. During the quarter, the Company had no borrowings under this facility and, based on the borrowing base at March 31, 2002, had $85.4 million available. The Facility expires in December 2002. The Company intends to enter into a new revolving credit facility in 2002.

      The Facility contains covenants requiring the Company to maintain certain financial ratios and limitations on the incurrence of debt, liens, dividend payments, stock repurchases, certain investments, transactions with affiliates, asset sales, mergers and consolidations and any change of control of the Company.

      In April 2002, the Company completed the issuance of $200 million 8 3/8% Senior Subordinated Notes due in 2012. On April 29, 2002 (the "Consent Date") the Company received the tenders and consents required to eliminate or modify certain covenants and related provisions in the indenture governing its outstanding 9-3/4% Senior Subordinated Notes due 2007 (the "Notes"). As of the Consent Date, tenders and consents representing approximately 99.8% of the $190 million aggregate principal amount outstanding of the Notes were received by the depository and accepted for payment by the Company.

      Prime paid the total consideration of $1,050 per $1,000 principal amounts of the Notes validly tendered on or prior to the Consent Date by delivery to the depository. The Company paid for the Notes with the net proceeds of the $200 million 8 3/8% Senior Subordinated Notes due 2012 and cash on hand.

      Uses of Capital. During the three months ended March 31, 2002, the Company retired $9.3 million of debt scheduled to mature in 2002. The Company now has no significant maturities of debt until 2006.

      The Company intends to continue the growth of its brands primarily through franchising and, therefore, its corporate brand development will be limited. During the quarter, the Company spent $2.8 million on new construction and expects to spend an additional $5 million to complete the construction of an AmeriSuites hotel. In addition, during the quarter, the Company also spent $.7 million on maintenance capital and expects to spend a total of $20 million in 2002 on capital at its owned and leased hotels and related operating systems. The Company plans to fund both its corporate development and capital improvements primarily with internally generated cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is not currently exposed to changes in interest rates as it has virtually no floating rate debt arrangements. Therefore, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would not adversely affect the Company's annual interest cost.

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

      None.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Exhibit 4.1 Indenture Agreement dated April 29, 2002 by and between the Company and Wells Fargo Bank Minnesota, NA, as Trustee re: 8 3/8% Senior Subordinated Notes due 2012.

            Exhibit 4.2 Registration Rights Agreement dated April 29, 2002 by and between the Company and Bear, Stearns & Co., Inc.

            Exhibit 4.3 Second Supplemental Indenture dated April 30, 2002 by and among the Company, Alpine Holding Corp. and U.S. Bank National Association, as Trustee re: $200 million 9-3/4% Senior Subordinated Notes due 2007.

   ITEM 5.  OTHER INFORMATION

      None.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 11    Computation of Earnings Per Share

      (b)   Reports on Form 8-K

            On May 8, 2002, the Company filed a Form 8-K announcing the completion of the issuance of $200 million 8 3/8% Senior Subordinated Notes due 2012 and the retirement of 99.8% of its $190 million outstanding Senior Subordinated Notes due 2007.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PRIME HOSPITALITY CORP.



Date: May 15, 2002                        By:  /s/ A.F. Petrocelli
                                               --------------------------------
                                               A.F. Petrocelli
                                               President and Chief Executive
                                               Officer


Date: May 15, 2002                        By:  /s/ Douglas Vicari
                                               --------------------------------
                                               Douglas Vicari
                                               Senior Vice President and Chief
                                               Financial Officer