Form 10-Q
period 2002-06-30
PRIME HOSPITALITY CORP
filed 2002-08-14
CIK 80293

                                    FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549


         (MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No | |

The registrant had 56,605,981 shares of common stock, $.01 par value, outstanding as of August 8, 2002.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                            PAGE
PART I.       FINANCIAL INFORMATION                                                        NUMBER
                                                                                           ------

Item 1. Financial Statements

        Consolidated Balance Sheets as of
            June 30, 2002 (Unaudited) and December 31, 2001 ............................    1

        Consolidated Statements of Operations
            For the three months and six months ended June 30, 2002 and 2001 (Unaudited)    2

        Consolidated Statements of Cash Flows
            For the six months ended June 30, 2002 and 2001 (Unaudited) ................    3

        Notes to Interim Consolidated Financial Statements (Unaudited) .................    4


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................................    8

Item 3. Quantitative and Qualitative
        Disclosures About Market Risk ..................................................   13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..............................................................   13

Item 2. Changes in Securities and Use of Proceeds ......................................   14

Item 3. Defaults upon Senior Securities ................................................   14

Item 4. Submission of Matters to a Vote of Security Holders ............................   14

Item 5. Other Information ..............................................................   15

Item 6. Exhibits and Reports on Form 8-K ...............................................   15

Signatures .............................................................................   16

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 and 2001
                        (In Thousands, Except Share Data)

                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                 -----------       -----------
                            ASSETS                                                (Unaudited)
Current assets:
       Cash and cash equivalents .........................................       $    36,665       $    26,475
       Accounts receivable (net of allowances of $458 and $1,065
            in 2002 and 2001, respectively) ..............................            22,856            19,486
       Current portion of mortgages and
            notes receivable .............................................               585               460
       Other current assets ..............................................            41,210            37,987
                                                                                 -----------       -----------
                 Total current assets ....................................           101,316            84,408

Property, equipment and leasehold improvements,
       net of accumulated depreciation and amortization ..................           993,640         1,021,115
Mortgages and notes receivable, net of
       current portion ...................................................            12,350            11,953
Other assets .............................................................            42,054            39,294
                                                                                 -----------       -----------
                 TOTAL ASSETS ............................................       $ 1,149,360       $ 1,156,770
                                                                                 ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of debt ...........................................       $     1,008       $    10,296
       Current portion of deferred income ................................             3,622             4,022
       Other current liabilities .........................................            49,463            51,123
                                                                                 -----------       -----------
                 Total current liabilities ...............................            54,093            65,441

Long-term debt, net of current portion ...................................           319,189           309,736
Other liabilities ........................................................             8,300            10,564
Deferred income ..........................................................            16,298            18,468
Deferred income taxes ....................................................            44,621            44,620
                                                                                 -----------       -----------
                 Total liabilities .......................................           442,501           448,829

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.10 per share;
            20,000,000 shares authorized; none issued.....................
       Common stock, par value $.01 per share;
            75,000,000 shares authorized; 56,547,620 and
            56,221,567 shares issued and outstanding
            at June 30, 2002 and December 31, 2001,
            respectively .................................................               565               562
       Capital in excess of par value ....................................           527,692           525,068
       Retained earnings .................................................           293,449           297,159
       Accumulated other comprehensive loss,
            net of taxes .................................................              --                  (1)
       Treasury stock (11,507,078 shares at June 30, 2002
            and December 31, 2001) .......................................          (114,847)         (114,847)
                                                                                 -----------       -----------
                 Total stockholders' equity ..............................           706,859           707,941
                                                                                 -----------       -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............       $ 1,149,360       $ 1,156,770
                                                                                 ===========       ===========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (In Thousands, Except Per Share Amounts)

                                                             Three Months Ended              Six Months Ended
                                                          June 30,        June 30,        June 30,       June 30,
                                                            2002            2001            2002            2001
                                                         ---------       ---------       ---------       ---------
Revenues:
       Hotel revenues                                    $ 105,400       $ 126,082       $ 199,599       $ 250,481
       Management, franchise and other fees                  4,283           4,630           7,033           8,305
       Rental and other revenues                               993             686           1,605           1,583
                                                         ---------       ---------       ---------       ---------
                 Total revenues                            110,676         131,398         208,237         260,369

Costs and expenses:
       Hotel operating expenses                             54,992          65,155         106,989         130,970
       Rent and other occupancy                             20,985          21,847          42,339          45,015
       General and administrative                            7,643           8,778          14,208          16,112
       Depreciation and amortization                        10,101           9,407          20,038          18,629
                                                         ---------       ---------       ---------       ---------
                 Total costs and expenses                   93,721         105,187         183,574         210,726

Operating income                                            16,955          26,211          24,663          49,643

Investment income                                              698             588           1,183           1,164
Interest expense                                            (7,613)         (8,407)        (15,367)        (17,315)
Other (loss) income, net                                    (4,513)         14,759          (4,513)         14,759
                                                         ---------       ---------       ---------       ---------
Income before income taxes, discontinued operations
    and extraordinary loss                                   5,527          33,151           5,966          48,251
Provision for income taxes                                   2,155          12,763           2,327          18,577
                                                         ---------       ---------       ---------       ---------
Income before discontinued operations
    and extraordinary loss                                   3,372          20,388           3,639          29,674
Discontinued operations:
       (Loss) income from discontinued operations,
           net of income taxes                                  (1)            344              77             662
       Gain on disposal, net of
           income taxes                                          7            --               436            --
                                                         ---------       ---------       ---------       ---------
Income before extraordinary loss                             3,378          20,732           4,152          30,336
Extraordinary loss, net of income taxes                     (7,863)           (110)         (7,863)           (110)
                                                         ---------       ---------       ---------       ---------
Net (loss) income                                        $  (4,485)      $  20,622       $  (3,711)      $  30,226
                                                         =========       =========       =========       =========

Earnings per common share:
Basic:
       Income before extraordinary items
           and discontinued operations                   $    0.07       $    0.45       $    0.08       $    0.66
       Discontinued operations, net of income taxes           --              0.01            0.01            0.02
       Extraordinary loss, net of income taxes               (0.17)           --             (0.17)           --
                                                         ---------       ---------       ---------       ---------
Net (loss) income per common share                       $   (0.10)      $    0.46       $   (0.08)      $    0.68
                                                         =========       =========       =========       =========

Diluted:
       Income before extraordinary items
           and discontinued operations                   $    0.07       $    0.44       $    0.08       $    0.65
       Discontinued operations, net of income taxes           --              0.01            0.01            0.01
       Extraordinary loss, net of income taxes               (0.17)           --             (0.17)           --
                                                         ---------       ---------       ---------       ---------
Net (loss) income per common share                       $   (0.10)      $    0.45       $   (0.08)      $    0.66
                                                         =========       =========       =========       =========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                                  2002        2001
                                                                                                --------     -------
Cash flows from operating activities:
    Net (loss) income ......................................................................   $  (3,711)   $ 30,226
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization .......................................................      20,038      19,042
       Extraordinary loss - loss on discharge of indebtedness ..............................       7,863         110
       Amortization of deferred financing costs ............................................       1,616       1,516
       Utilization of net operating loss carryforwards .....................................          --       1,529
       Non-cash portion of other income, net ...............................................       4,735     (11,907)
       Amortization of deferred income .....................................................      (2,832)     (6,821)
       (Decrease)/increase from changes in other operating assets and liabilities:
          Accounts receivable ..............................................................      (3,369)     (3,229)
          Other current assets .............................................................      (1,961)      1,034
          Other liabilities ................................................................      (7,740)     (4,176)
                                                                                               ---------    --------

          Net cash provided by operating activities ........................................      14,639      27,324

Cash flows from investing activities:
    Proceeds from mortgages and notes receivable ...........................................         197       1,554
    Disbursements for mortgages and notes receivable .......................................        (792)       (201)
    Proceeds from sales of property, equipment and leasehold improvements ..................      18,556      10,033
    Construction and conversion of hotels ..................................................      (3,883)     (9,863)
    Purchases of equipment and leasehold improvements ......................................      (7,320)    (11,151)
    Other ..................................................................................        (255)         95
                                                                                               ---------    --------

          Net cash provided by (used in) investing activities ..............................       6,503      (9,533)

Cash flows from financing activities:
    Net proceeds from issuance of debt .....................................................     195,739       8,953
    Payments of debt .......................................................................    (199,835)    (18,580)
    Premium on early redemption of debt ....................................................      (9,484)         --
    Proceeds from the exercise of stock options ............................................       2,628       1,141
    Treasury stock purchases ...............................................................          --      (3,710)
                                                                                               ---------    --------

          Net cash used in financing activities ............................................     (10,952)    (12,196)
                                                                                               ---------    --------

    Net increase in cash and cash equivalents ..............................................      10,190       5,595

    Cash and cash equivalents at beginning of period .......................................      26,475       1,735
                                                                                               ---------    --------
    Cash and cash equivalents at end of period .............................................   $  36,665    $  7,330
                                                                                               =========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
    Land acquired in exchange for notes receivable .........................................   $      --    $  1,952

OTHER CASH FLOW DISCLOSURES:
    Interest paid ..........................................................................   $  16,630    $ 17,302
    Income taxes paid ......................................................................   $     141    $ 11,478

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company" or "Prime") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

      The consolidated financial statements for the three and six months ended June 30, 2002 and 2001 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2001. Certain reclassifications have been made to the June 30, 2001 and December 31, 2001 consolidated financial statements to conform them to the June 30, 2002 presentation.

      The consolidated results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2 - ACCOUNTING POLICIES

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company adopted this statement on January 1, 2002. The adoption of this Statement did not have a material effect on earnings or the financial position of the Company.

NOTE 3 - DEBT

      On April 29, 2002, the Company completed the issuance of $200 million of its 8 3/8% Senior Subordinated Notes due 2012 (the "8 3/8% Notes"). The Company used the proceeds of the issuance of the 8 3/8% Notes, together with available cash, to fund a tender offer for all of its outstanding 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"). In connection with the tender offer, the Company solicited consents from the holders of the 9 3/4% Notes to eliminate or modify certain covenants and related provisions in the indenture governing the 9 3/4% Notes. On May 14, 2002, the tender offer and consent solicitation expired. As of that date, tenders and consents representing approximately 99.8% of the $190 million aggregate principal amount outstanding of the 9 3/4% Notes were received by the depository and accepted for payment by the Company. On June 14, 2002, the Company redeemed the remaining $308,000 of the 9 3/4% Notes not tendered.

      Prime paid a total consideration of $1,050 per $1,000 principal amount of the 9 3/4% Notes validly tendered on or prior to April 29, 2002. Prime paid the face value of the 9 3/4% Notes plus a 4.875% premium, or $1,048.75, for each $1,000 principal amount of the 9 3/4% Note redeemed subsequent to April 29, 2002.

NOTE 4 - HOTEL DISPOSITIONS

      During the six months ended June 30, 2002, the Company sold a Radisson Hotel in Trevose, PA, a Wellesley Inn in Miami, FL and a Wellesley Inn in Jupiter, FL for gross proceeds of $19.9 million, realizing gains of approximately $702,000 (or $436,000 after taxes). These gains and results of operations through the date of sale are included in "Discontinued operations". The results of operations of these hotels for the three and six months ended June 30, 2001 have been reclassified to "Discontinued operations".

NOTE 5 - EXTRAORDINARY LOSS

      The extraordinary loss for the three and six months ended June 30, 2002 represents the after tax cost associated with the redemption of the Company's 9 3/4% Senior Subordinated Notes due 2007 which were redeemed during the quarter. The Company paid a premium related to early redemption of the Notes which aggregated to approximately $9.5 million. In addition, the Company wrote-off the unamortized balance of the deferred loan fees (approximately $3.4 million) associated the issuance of the Notes.

NOTE 6 - OTHER (LOSS) INCOME, NET

      On June 28, 2002, the American Arbitration Association rendered a decision with respect to an action brought by Sholodge Inc. ("Sholodge") against Prime seeking monetary damages in connection with the termination by Prime of its contract with Sholodge to use Sholodge's reservation system for Prime's AmeriSuites and Wellesley Inns and Suites hotels. The decision awarded Sholodge $8.9 million in damages, which Prime paid on August 2, 2002. This judgement is not covered by insurance and exceeded Prime's litigation reserve by approximately $4.5 million. Accordingly, Prime recorded a charge of approximately $4.5 million against its pre-tax earnings for the second quarter of 2002.

      Other (loss) income, net for the three and six months ended June 30, 2001 consisted primarily of the recognition of deferred gains on the termination of four hotel leases offset by reserves for certain charges related to contract disputes.

NOTE 7 - EARNINGS PER COMMON SHARE

      Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share were
45.0 million and 44.6 million for the three months ended June 30, 2002 and 2001, respectively, and 44.9 million and 44.8 million for the six months ended June 30, 2002 and 2001, respectively.

      Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share were
47.2 million and 45.7 million for the three months ended June 30, 2002 and 2001, respectively, and 47.0 million and 46.0 million for the six months ended June 30, 2002 and 2001, respectively.

NOTE 8 - COMPREHENSIVE INCOME

      For the three and six months ended June 30, 2002 and 2001, comprehensive income consisted of the following (in thousands):

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                           2002       2001      2002      2001
                                         -------    -------   -------    -------

Net (loss) income                        $(4,485)   $20,622   $(3,711)   $30,226
Unrealized gain on marketable
securities
   available for sale, net of income
   taxes                                      --        584        --      1,036
                                         -------    -------   -------    -------
Total                                    $(4,485)   $21,206   $(3,711)   $31,262
                                         =======    =======   =======    =======

NOTE 9 - GEOGRAPHIC AND BUSINESS INFORMATION

      The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand; and the full-service segment under major national franchises. The Company's 143 AmeriSuites are upscale hotels located in 31 states throughout the United States. The 74 Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company also operates 21 non-proprietary brand hotels, which compete primarily in the upscale full-service segment, with food service and banquet facilities under franchise agreements with national hotel brands. The Company's non-proprietary hotels are primarily located in the northeastern region of the United States.

      The Company evaluates the performance of its segments based primarily on earnings before interest, income taxes, depreciation and amortization ("EBITDA") generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's income taxes are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. The allocation of interest expense, taxes and other income (loss), net are not evaluated at the segment level and therefore the Company does not reconcile EBITDA to consolidated net income on the consolidated financial statements.

      The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three and six months ended June 30, 2002 and 2001 (in thousands):

THREE MONTHS ENDED JUNE 30, 2002         ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER   CONSOLIDATED
--------------------------------         ----------   ---------------   ------------   ---------------   ------------

Hotel revenues .......................     $ 64,976          $ 19,682       $ 20,787         $   5,231     $  110,676
EBITDA (1)  ..........................       13,397             4,093          6,035             3,531         27,056
Depreciation and amortization ........        4,890             3,169          1,424               618         10,101
Capital expenditures .................        3,093               573            514             3,490          7,670
Total Assets .........................     $577,510          $351,215       $ 96,258         $ 124,377     $1,149,360

THREE MONTHS ENDED JUNE 30, 2001         ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER   CONSOLIDATED
--------------------------------         ----------   ---------------   ------------   ---------------   ------------

Hotel revenues .......................     $ 71,851          $ 23,234       $ 31,050         $   5,263     $  131,398
EBITDA (1)  ..........................       19,667             8,240          8,392              (681)        35,618
Depreciation and amortization ........        4,615             2,962          1,354               476          9,407
Capital expenditures .................       10,003             2,728            801               795         14,327
Total Assets .........................     $611,016          $376,650       $112,181         $  55,784     $1,155,631

SIX MONTHS ENDED JUNE 30, 2002           ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER   CONSOLIDATED
--------------------------------         ----------   ---------------   ------------   ---------------   ------------

Hotel revenues .......................     $123,231          $ 39,972       $ 36,485         $   8,549     $  208,237
EBITDA (1)  ..........................       20,433             8,517          8,470             7,281         44,701
Depreciation and amortization ........        9,738             6,323          2,842             1,135         20,038
Capital expenditures .................        4,878             1,447            689             4,189         11,203
Total Assets .........................     $577,510          $351,215       $ 96,258         $ 124,377     $1,149,360

SIX MONTHS ENDED JUNE 30, 2001           ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER   CONSOLIDATED
--------------------------------         ----------   ---------------   ------------   ---------------   ------------

Hotel revenues .......................     $139,518          $ 49,303       $ 61,779         $   9,769     $  260,369
EBITDA (1)  ..........................       36,258            18,943         13,136               (65)        68,272
Depreciation and amortization ........        9,230             5,859          2,708               832         18,629
Capital expenditures .................       11,456             6,395          1,506             1,657         21,014
Total Assets .........................     $611,016          $376,650       $112,181         $  55,784     $1,155,631

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization and includes the EBITDA on properties included in discontinued operations.

NOTE 10 - SUBSEQUENT EVENTS

      On July 22, 2002, Prime executed a $125 million senior revolving credit facility with a syndicate of financial institutions. The credit facility consists of a four year, $125 million revolving line of credit, which under certain circumstances may be increased by an aggregate principal amount not to exceed $125 million and is secured by the equity interests of certain of Prime's subsidiaries. Proceeds from the credit facility will be used to redeem Prime's 9 1/4% First Mortgage Notes, to pay associated transaction costs and to provide financing for working capital and other general corporate purposes.

Prime also notified the trustee that it is calling for redemption on August 21, 2002 all of its outstanding 9 1/4% First Mortgage Notes. The redemption price will be 103.083% of the principal amount of the 9 1/4% First Mortgage Notes, plus accrued and unpaid interest, to, but not including, the date of redemption. In July 2002, Prime borrowed $95.0 million under the new credit facility at LIBOR +2.25%, or 4.3%, to fund the redemption of the 9 1/4% First Mortgage Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Prime Hospitality Corp. ("Prime" or the "Company") is an owner, operator and franchisor of hotels, with 238 hotels in operation containing 30,170 rooms located in 33 states (the "Portfolio") as of June 30, 2002. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inn & Suites (R) -- as well as a portfolio of non-proprietary brand hotels which are primarily upscale, full-service hotels operated under franchise agreements with national hotel chains.

      The following table sets forth information with respect to the Portfolio as of June 30, 2002:

                                OWNED             LEASED          MANAGED        FRANCHISED           TOTAL
                           HOTELS    ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS     ROOMS
                           ------    -----   ------   -----   ------   -----   ------   -----   ------     -----

AmeriSuites                  65      8,383     27     3,291     25     3,222     26     3,209     143     18,105

Wellesley Inns & Suites      53      6,269                       6       668     15     1,355      74      8,292

Non-Proprietary Brands       10      1,923      1       160     10     1,690                       21      3,773
                            ---     ------     --     -----     --     -----     --     -----     ---     ------
            Total           128     16,575     28     3,451     41     5,580     41     4,564     238     30,170
                            ===     ======     ==     =====     ==     =====     ==     =====     ===     ======

      In addition to the above, there are also five AmeriSuites and one Wellesley Inn under construction.

      The Company's strategy is to develop its proprietary AmeriSuites and Wellesley Inns & Suites brands. Through the development of its proprietary brands, the Company has positioned itself as a diversified hotel operating company with ownership, franchise and management interests. The Company believes that this diversification allows it to generate additional revenues with minimal capital investment. Prime may also consider leveraging its existing franchise infrastructure by potentially adding new hotel brands. The Company's strategy is also focused on growing the operating profits of its Portfolio. With over 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

      Operating results for the three and six months ended June 30, 2002 continued to be impacted by the weakness in the economy, which has had a significant negative impact on business travel. As a result, revenues for comparable hotels declined by 10.5% and 11.8% for the three and six month periods, respectively, and gross operating profits at these hotels decreased by 15.9% and 18.6% over the same periods. Overall, for the three and six months ended June 30, 2002, revenue declined by 15.5% and 19.7%, respectively, and EBITDA decreased by 24.0% and 34.5%, respectively, due to the results of the comparable hotels and the impact of asset sales and lease termination.

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

      Forward-looking statements include the information about Prime's possible or assumed future results of operations and statements preceded by, followed by or that include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions, or the negative thereof.

Actual results may differ materially from those expressed in these forward-looking statements. Readers of this Form 10-Q are cautioned not to unduly rely on any forward-looking statements.

      The following important factors, in addition to those discussed elsewhere in this Form 10-Q or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company's business segments in areas such as access, location, quality of accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of national and regional economic conditions that will affect, among other things, demand for products and services at the Company's hotels; the effect of recent terrorist attacks on demand for products and services at the Company's hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in the Company's filings with the SEC, including its Form 10-K.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues decreased by $20.7 million and $50.9 million, or 16.4% and 20.3%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001, primarily due to a 10.5% and 11.8% decline, respectively, in revenues from comparable hotels and the impact of asset sales and lease terminations in 2001.

      The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

      The following table illustrates the REVPAR ("revenue per available room") change for the quarter, by segment, for the 156 owned and leased hotels and the 19 hotels managed for Equity Inns, in which Prime has a significant financial interest, which were open for the comparable three and six month periods in 2002 and 2001.

                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30,                        JUNE 30,
                                  2002         2001     % CHANGE    2002      2001    % CHANGE
                                  ----         ----     --------    ----      ----    --------
            AMERISUITES
              Occupancy          66.9%        68.7%                 64.0%     64.9%
                    ADR         $73.78       $78.75                $73.72    $80.85
                 REVPAR         $49.38       $54.09       (8.7)%   $47.19    $52.49    (10.1)%

WELLESLEY INNS & SUITES
              Occupancy          57.1%        62.8%                 57.3%     62.0%
                    ADR         $58.89       $60.56                $60.21    $64.41
                 REVPAR         $33.63       $38.05      (11.6)%   $34.47    $39.90    (13.6)%

 NON-PROPRIETARY BRANDS
              Occupancy          70.1%        77.6%                 62.5%     69.2%
                    ADR        $105.57      $114.68               $104.59   $114.20
                 REVPAR         $74.00       $88.99      (16.8)%   $65.38    $79.02    (17.3)%

                  TOTAL
              Occupancy          64.5%        67.9%                 62.1%     64.6%
                    ADR         $73.50       $78.05                $73.33    $79.95
                 REVPAR         $47.43       $53.03      (10.5)%   $45.52    $51.62    (11.8)%

      The REVPAR at comparable hotels was impacted in both the three and six month periods by the slowdown in the economy, which has affected business travel. During the six month period, the decline was primarily driven by a decrease in average daily rate ("ADR"), while for the three month period ADR and occupancy contributed evenly to the decline. Key markets which contributed to the decline were Atlanta, Chicago, Dallas, Northern New Jersey and South Florida.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees decreased by $0.3 million and $1.3 million, or 7.5% and 15.3%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001. The decrease was due to a decline in revenue at comparable managed and franchised hotels and lower incentive management fees partially offset by franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

      Rental and other revenues consist of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other revenues increased by $0.3 million for the three months ended June 30, 2002 and was even for the six months ended June 30, 2002 compared to the same periods in 2001.

      Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses decreased by $10.2 million and $24.0 million, or 15.6% and 18.3%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to the decline in revenues. For the comparable three and six month periods, hotel operating expenses, as a percentage of hotel revenues, increased from 51.7% and 52.3% in 2001 to 52.2% and 53.6% in 2002, respectively, due to the decline in ADR.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $0.9 million and $2.7 million, or 4.0% and 5.9%, respectively, for the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily due to the termination of eight hotel leases with MeriStar Hospitality in 2001.

      General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses and national brand advertising expenses. General and administrative expenses decreased by $1.1 million and $1.9 million, or 12.9% and 11.8%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001 due primarily to corporate cost containment programs.

      Depreciation and amortization expense increased by $0.7 million and $1.4 million, or 7.4% and 7.6%, for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. This increase was due to depreciation associated with maintenance capital additions in 2001 partially offset by the impact of asset sales in 2001.

      Investment income increased by $0.1 million for the three-months ended June 30, 2002 and was the same for the six months ended June 30, 2002 compared to the same periods in 2001.

      Interest expense decreased by $0.8 million and $1.9 million, or 9.4% and 11.3%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001 primarily due to the retirement of debt resulting from asset sales and operating cash flow and the refinancing of the 9 3/4% Notes.

      Other income (loss) net consists of the $4.5 million impact of the $8.9 million damage award to Sholodge. For the three and six months ended June 30, 2001, other income consisted primarily of the recognition of deferred gains on the termination of leases offset by reserves for certain charges related to contract disputes.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, the Company had cash and cash equivalents of $36.7 million. The Company currently has $30.0 million of availability under its revolving credit facility. The Company intends to utilize its capacity to grow its brands and brand infrastructure and potentially add new brands.

      The Company's major sources of cash for the six months ended June 30, 2001 were new borrowings of $195.7 million, cash flows from operations of $14.6 million and net proceeds from asset sales of $18.6 million. The Company's major uses of cash during the period were debt repayments of $199.8 million and capital expenditures of $11.2 million.

      Sources of Capital. The Company has undertaken a strategic initiative to diversify its operations. As part of this strategy, the Company has disposed of certain hotel real estate while retaining the franchise rights. Prime has used the proceeds primarily to reduce debt and fund brand growth. Management believes that the combination of these asset sales and operating cash flow continues to strengthen the Company's overall financial condition. At June 30, 2002, the Company's debt to EBITDA ratio was 3.6 times and its debt to book capitalization was 31.2%.

      During the six months ended June 30, 2002, the Company sold a Radisson Hotel in Trevose, PA and Wellesley Inns in Miami, FL and Jupiter, FL for gross proceeds of $19.9 million. The Company retained the franchise rights to the Wellesley Inns under a 20-year franchise agreement.

      On April 29, 2002, the Company completed the issuance of $200 million of its 8 3/8% Senior Subordinated Notes due 2012 (the "8 3/8% Notes"). The Company used the proceeds of the issuance of the 8 3/8% Notes, together with available cash, to fund a tender offer for all of its outstanding 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"). In connection with the tender offer the Company solicited consents from the holders of the 9 3/4% Notes to eliminate or modify certain covenants and related provisions in the indenture governing the 9 3/4% Notes. On May 14, 2002, the tender offer and consent solicitation expired. As of that date, tenders and consents representing approximately 99.8% of the $190 million aggregate principal amount outstanding of the 9 3/4% Notes were received by the depository and accepted for payment by the Company. On June 14, 2002, the Company redeemed the remaining $308,000 of the 9 3/4% Notes not tendered.

      Prime paid a total consideration of $1,050 per $1,000 principal amount of the 9 3/4% Notes validly tendered on or prior to April 29, 2002. Prime paid the face value of the 9 3/4% Notes plus a 4.875% premium, or $1,048.75, for each $1,000 principal amount of the 9 3/4% Note redeemed subsequent to April 29, 2002.

      On July 22, 2002, Prime entered into a $125 million senior revolving credit facility with a syndicate of financial institutions. The credit facility consists of a four-year, $125 million revolving line of credit, which under certain circumstances may be increased by an aggregate principal amount not to exceed $125 million and is secured by the equity interests of certain of Prime's subsidiaries.

      The credit agreement contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions) and incurring additional indebtedness and liens. In addition, the credit agreement provides for the redemption of Prime's 9 1/4% First Mortgage Notes Due 2006 on or before September 5, 2002. Proceeds from the credit facility will be used to redeem the 9 1/4% First Mortgage Notes, to pay associated transaction costs and to provide financing for working capital and other general corporate purposes. The new credit facility replaces Prime's former $125.0 million credit facility.

      In connection with the execution of the credit agreement, Prime also notified the trustee that it is calling for redemption on August 21, 2002 all of its outstanding 9 1/4% First Mortgage Notes. The redemption price will be 103.083% of the principal amount of the 9 1/4% First Mortgage Notes, plus accrued and unpaid interest, to, but not including, the date of redemption. In July 2002, Prime borrowed $95.0 million under the new credit facility at LIBOR + 2.25%, or 4.3% to fund the redemption of the 9 1/4% First Mortgage Notes.

      Uses of Capital. During the six months ended June 30, 2002, the Company retired $9.3 million of debt scheduled to mature in 2002. The Company now has no significant maturities of debt until 2006.

      The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. During the six months ended June 30, 2002, the Company spent $3.9 million on new construction and expects to spend an additional $3.0 million to complete the construction of an AmeriSuites hotel. In addition, during the six month period, the Company also spent $7.3 million on maintenance capital and expects to spend a total of $20 million in 2002 on capital improvements at its owned and leased hotels and related operating systems. The Company plans to fund both its corporate development and capital improvements primarily with internally generated cash flow.

      On August 2, 2002, the Company paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision of the American Arbitration Association rendered on June 28, 2002. This judgement is not covered by insurance and exceeded Prime's litigation reserve by approximately $4.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is not currently exposed to changes in interest rates as it has no floating rate debt arrangements. Therefore, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would not affect the Company's annual interest cost.

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      On June 28, 2002, the American Arbitration Association rendered a decision with respect to an action brought by Sholodge Inc. against Prime. See Item 6(b) below. In addition, the Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that its liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of stockholders on May 23, 2002 (the "Annual Meeting"). The Company's stockholders were asked to take the following action at the meeting:

      1) Elect two Class I Directors to serve until the 2005 Annual Meeting of Stockholders

      With respect to the Board Proposal, the two individuals nominated for director were both elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and the votes received by each are as follows:

                                      FOR               WITHHELD
                                      ---               --------
            A.F. Petrocelli           31,651,579        9,402,677
            Douglas Vicari            31,651,870        9,402,377

         Each of Lawrence N. Friedland, Howard M. Lorber, Herbert Lust II, Jack Nusbaum and Allen Kaplan will continue to serve as a director of the Company.

      2) Approve an amendment to the 1995 Non-Employee Director Stock Option Plan. The Amendment passed. Below is the vote count.

                  FOR              WITHHELD          ABSTAIN
                  ---              --------          -------
                  24,179,053       16,080,183        795,020

      3) Ratify the Board of Directors selection of Ernst & Young LLP to be the Company's independent auditors for 2002.

      The selection was ratified by the following vote count.

                  FOR              WITHHELD          ABSTAIN
                  ---              --------          -------
                  40,693,981       334,796           25,479

      ITEM 5. OTHER INFORMATION


            None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 4.1 Credit Agreement, dated July 22, 2002, among Prime Hospitality Corp., the Lenders, Canadian Imperial Bank of Commerce (Agent)

                  Exhibit 99.1 Certification of CEO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.2 Certification of CFO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.3      Certification of VP-Finance pursuant to
                                    Section 906 of the Sarbanes - Oxley Act of
                                    2002

            (b)   Reports on Form 8-K

                  On May 8, 2002, the Company filed a current report on Form 8-K announcing the completion of the issuance of $200 million of its 8?% Senior Subordinated Notes due 2012 and the retirement of 99.8% of the $190 million of its outstanding 9 3/4% Senior Subordinated Notes due 2007.

                  On July 12, 2002, the Company filed a current report on Form 8-K disclosing the decision of the American Arbitration Association with respect to an action brought by Sholodge, Inc. against the Company. The decision awarded Sholodge $8.9 million in damages. The Company announced it would record an expense of approximately $4.5 million in the 2nd quarter of 2002 as the judgement exceeded its previously provided litigation reserves by that amount.

                  On July 31, 2002, the Company filed a current report on Form 8-K announcing that it had executed a $125,000,000 revolving credit facility with a syndicate of financial institutions. In connection with the execution of the revolving credit facility, the Company also notified the trustee of its 9 1/4% First Mortgage Notes due 2006 that it is calling for redemption of all these notes on August 21, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PRIME HOSPITALITY CORP.


    Date:August 14, 2002                         By: /s/ A.F. Petrocelli
                                                     ---------------------------
                                                 A. F. Petrocelli
                                                 President and Chief Executive
                                                 Officer


    Date:August 14, 2002                         By: /s/ Douglas Vicari
                                                     ---------------------------
                                                 Douglas Vicari
                                                 Senior Vice President and Chief
                                                 Financial Officer