Form 10-Q
period 2002-09-30
PRIME HOSPITALITY CORP
filed 2002-11-13
CIK 80293

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes  [X]   No [ ]

The registrant had 45,093,903 shares of common stock, $.01 par value, outstanding as of November 6, 2002.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX


                                                                                                         PAGE
PART I.     FINANCIAL INFORMATION                                                                       NUMBER
                                                                                                        ------
Item 1.     Financial Statements

            Consolidated Balance Sheets as of
                September 30, 2002 (Unaudited) and December 31, 2001...................................    1

            Consolidated Statements of Operations
                For the three months and nine months ended September 30, 2002 and 2001 (Unaudited).....    2

            Consolidated Statements of Cash Flows
                For the nine months ended September 30, 2002 and 2001 (Unaudited) .....................    3

            Notes to Interim Consolidated Financial Statements (Unaudited).............................    4


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............................................    8

Item 3.     Quantitative and Qualitative
            Disclosures About Market Risk..............................................................   13

Item 4.       Effectiveness of Disclosure Controls and Procedures......................................   13

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................................   14

Item 2.     Changes in Securities and Use of Proceeds..................................................   14

Item 3.     Defaults upon Senior Securities............................................................   14

Item 4.     Submission of Matters to a Vote of Security Holders........................................   14

Item 5.     Other Information..........................................................................   14

Item 6.     Exhibits and Reports on Form 8-K...........................................................   14

Signatures ............................................................................................   16

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                              AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2002               2001
                                                                                        ----               ----
                                              ASSETS                                 (Unaudited)
Current assets:
      Cash and cash equivalents ..............................................      $    32,689       $    26,475
      Accounts receivable (net of allowances of $458 and $533
          in 2002 and 2001, respectively) ....................................           22,226            19,486
      Current portion of mortgages and
          notes receivable ...................................................              533               460
      Other current assets ...................................................           39,644            37,987
                                                                                    -----------       -----------
               Total current assets ..........................................           95,092            84,408
Property, equipment and leasehold improvements,
      net of accumulated depreciation and amortization .......................          959,149         1,021,115
Mortgages and notes receivable, net of
      current portion ........................................................           12,218            11,953
Other assets .................................................................           38,389            39,294
                                                                                    -----------       -----------
               TOTAL ASSETS ..................................................      $ 1,104,848       $ 1,156,770
                                                                                    ===========       ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of debt ................................................      $     1,013       $    10,296
      Current portion of deferred income .....................................            3,622             4,022
      Other current liabilities ..............................................           39,402            51,123
                                                                                    -----------       -----------
               Total current liabilities .....................................           44,037            65,441
Long-term debt, net of current portion .......................................          284,927           309,736
Other liabilities ............................................................            7,291            10,564
Deferred income ..............................................................           14,301            18,468
Deferred income taxes ........................................................           44,620            44,620
                                                                                    -----------       -----------
               Total liabilities .............................................          395,176           448,829
Commitments and contingencies
Stockholders' equity:
      Preferred stock, par value $.10 per share;
          20,000,000 shares authorized; none issued
      Common stock, par value $.01 per share; 75,000,000 shares authorized;
          56,600,981 and 56,221,567 shares issued and outstanding at September
          30, 2002 and December 31, 2001, respectively .......................              566               562
      Capital in excess of par value .........................................          527,721           525,068
      Retained earnings ......................................................          296,232           297,159
      Accumulated other comprehensive loss,
          net of taxes .......................................................             --                  (1)
      Treasury stock (11,507,078 shares at September 30, 2002
          and December 31, 2001) .............................................         (114,847)         (114,847)
                                                                                    -----------       -----------
               Total stockholders' equity ....................................          709,672           707,941
                                                                                    -----------       -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................      $ 1,104,848       $ 1,156,770
                                                                                    ===========       ===========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                          2002           2001           2002           2001
                                                          ----           ----           ----           ----
Revenues:
      Hotel revenues ..............................     $  97,481      $ 110,195      $ 291,534      $ 354,364
      Management, franchise and other fees ........         3,502          3,083         10,535         10,168
      Rental and other revenues ...................           903            699          2,508          2,282
                                                        ---------      ---------      ---------      ---------
               Total revenues .....................       101,886        113,977        304,577        366,814
Costs and expenses:
      Hotel operating expenses ....................        54,671         61,423        158,875        189,472
      Rent and other occupancy ....................        20,592         21,251         62,320         65,789
      General and administrative ..................         7,691          7,403         21,899         22,294
      Depreciation and amortization ...............         9,640          9,103         29,135         27,237
                                                        ---------      ---------      ---------      ---------
               Total costs and expenses ...........        92,594         99,180        272,229        304,792

Operating income ..................................         9,292         14,797         32,348         62,022

Investment income .................................           637            593          1,820          1,757
Interest expense ..................................        (6,709)        (8,305)       (22,076)       (25,620)
Other income (loss) ...............................           302            233         (4,199)        14,992
                                                        ---------      ---------      ---------      ---------
Income before income taxes, discontinued operations
    and extraordinary loss ........................         3,522          7,318          7,893         53,151
Provision for income taxes ........................         1,374          2,817          3,078         20,462
                                                        ---------      ---------      ---------      ---------
Income before discontinued operations
    and extraordinary loss ........................         2,148          4,501          4,815         32,689
Discontinued operations:
      Income from discontinued operations,
          net of income taxes .....................           249            634          1,307          2,783
      Gain on disposal, net of
          income taxes ............................         4,320           --            4,748           --
                                                        ---------      ---------      ---------      ---------
Income before extraordinary loss ..................         6,717          5,135         10,870         35,472
Extraordinary gain (loss), net of income taxes ....        (3,934)            34        (11,797)           (76)
                                                        ---------      ---------      ---------      ---------
Net income (loss) .................................     $   2,783      $   5,169      $    (927)     $  35,396
                                                        =========      =========      =========      =========
Earnings per common share:
Basic:
      Income before extraordinary items
          and discontinued operations .............     $    0.05      $    0.10      $    0.11      $    0.73
      Discontinued operations, net of income taxes           0.10           0.02           0.13           0.06
      Extraordinary loss, net of income taxes .....         (0.09)          --            (0.26)          --
                                                        ---------      ---------      ---------      ---------
Net (loss) income per common share ................     $    0.06      $    0.12      $   (0.02)     $    0.79
                                                        =========      =========      =========      =========
Diluted:
      Income before extraordinary items
          and discontinued operations .............     $    0.05      $    0.10      $    0.10      $    0.71
      Discontinued operations, net of income taxes           0.10           0.01           0.13           0.06
      Extraordinary loss, net of income taxes .....         (0.09)          --            (0.25)          --
                                                        ---------      ---------      ---------      ---------
Net (loss) income per common share ................     $    0.06      $    0.11      $   (0.02)     $    0.77
                                                        =========      =========      =========      =========

       See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                                     2002            2001
                                                                                                     ----            ----
Cash flows from operating activities:
    Net (loss) income ......................................................................      $    (927)      $  35,396
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ......................................................         29,992          28,598
        Premium on early redemption of debt ................................................         12,705             124
        Write-off of deferred financing fees ...............................................          6,628            --
        Amortization of deferred financing costs ...........................................          1,994           2,269
        Utilization of net operating loss carryforwards ....................................           --             2,293
        Gains on sales of assets ...........................................................         (8,628)        (12,571)
        Amortization of deferred income ....................................................         (2,645)         (8,486)
        (Decrease)/increase from changes in other operating assets and liabilities:
             Accounts receivable ...........................................................         (2,740)         (2,944)
             Other assets ..................................................................           (479)          1,230
             Other liabilities .............................................................        (15,065)            715
                                                                                                  ---------       ---------
             Net cash provided by operating activities .....................................         20,835          46,624
Cash flows from investing activities:
    Proceeds from mortgages and notes receivable ...........................................            382           1,650
    Disbursements for mortgages and notes receivable .......................................           (792)           (446)
    Net proceeds from sales of property, equipment and leasehold improvements ..............         56,026          15,331
    Construction and conversion of hotels ..................................................         (5,085)        (16,393)
    Purchases of equipment and leasehold improvements ......................................        (15,443)        (16,319)
    Other ..................................................................................            845             282
                                                                                                  ---------       ---------
             Net cash provided by (used in) investing activities ...........................         35,933         (15,895)
Cash flows from financing activities:
    Net proceeds from issuance of debt .....................................................        288,586          12,920
    Payments of debt .......................................................................       (329,092)        (34,420)
    Premium on early redemption of debt ....................................................        (12,705)           (124)
    Proceeds from the exercise of stock options ............................................          2,657           1,828
    Treasury stock purchases ...............................................................           --            (3,710)
                                                                                                  ---------       ---------
             Net cash used in financing activities .........................................        (50,554)        (23,506)
                                                                                                  ---------       ---------
    Net increase in cash and cash equivalents ..............................................          6,214           7,223

    Cash and cash equivalents at beginning of period .......................................         26,475           1,735
                                                                                                  ---------       ---------
    Cash and cash equivalents at end of period .............................................      $  32,689       $   8,958
                                                                                                  =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
    Land acquired in exchange for notes receivable .........................................           --         $   1,952
OTHER CASH FLOW DISCLOSURES:
    Interest paid ..........................................................................      $  23,323       $  23,349
    Income taxes paid ......................................................................      $     190       $  12,292

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and subsidiaries (the "Company" or "Prime") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

      The consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2001. Certain reclassifications have been made to the September 30, 2001 and December 31, 2001 consolidated financial statements to conform them to the September 30, 2002 presentation.

      The consolidated results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

      In April 2002, the FASB issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt Statement No. 145 on January 1, 2003. The Company will reclassify extraordinary losses relating to the extinguishment of debt to interest expense upon adoption.

NOTE 3 - DEBT

      On April 29, 2002, the Company completed the issuance of $200 million of 8-3/8% Senior Subordinated Notes due 2012 (the "8-3/8% Notes"). The Company used the proceeds of the issuance of the 8-3/8% Notes, together with available cash, to redeem all of its $190.0 million of outstanding 9-3/4% Senior Subordinated Notes due 2007 (the "9-3/4% Notes"). The redemption price was $1,050 per $1,000 principal amount of the 9-3/4% Notes plus accrued and unpaid interest.

      In July 2002, Prime retired its $125 million revolving credit facility which was to expire in December 2002 and entered into a new $125 million senior revolving credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime's subsidiaries. In addition, under certain circumstances the Company has the right to increase the Credit Facility by an aggregate amount up to $100 million either through a term loan or an increase to the revolving line of credit. The credit agreement contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and incurring additional indebtedness and liens. The Company had borrowings of $70.0 million under the Credit Facility at LIBOR +2.25%, or approximately 4.1%, as of September 30, 2002.

      In August 2002, Prime redeemed all of its $103.5 million of outstanding 9-1/4% First Mortgage Notes due 2006 (the "9-1/4% Notes"). The redemption price was 103.083% of the principal amount of the 9-1/4% Notes plus accrued and unpaid interest. Prime funded the redemption with borrowings under the Credit Facility plus cash on hand.

NOTE 4 - HOTEL DISPOSITIONS

      During the three months ended September 30, 2002, Prime sold three AmeriSuites hotels and one Wellesley Inn for total proceeds of $39.0 million, retaining the franchise rights for each hotel under 20-year franchise agreements. Prime realized gains of approximately $7.1 million, or $4.4 million, net of income tax, on these transactions.

      For the nine months ended September 30, 2002, the Company generated gross proceeds of approximately $59.0 million from hotel sales comprised of three AmeriSuites, three Wellesley Inns and a full-service hotel realizing gains of approximately $7.8 million or $4.8 million, net of income tax.

      These gains and results of operations through the date of sale are included in "discontinued operations" in the 2002 financial statements. The results of operations of these hotels for the three and nine months ended September 30, 2001 have also been reclassified to "discontinued operations".

NOTE 5 - EXTRAORDINARY LOSS

      The extraordinary loss for the three and nine months ended September 30, 2002 represents the impact, net of income taxes, of premiums paid associated with the redemption of the 9-3/4% Notes and the 9-1/4% Notes and the write-off of the unamortized balance of deferred loan fees associated with the 9-3/4% Notes, the 9-1/4% Notes and the former revolving credit facility.

NOTE 6 - OTHER INCOME (LOSS)

      On June 28, 2002, the American Arbitration Association rendered a decision with respect to an action brought by Sholodge Inc. ("Sholodge") against Prime seeking monetary damages in connection with the termination by Prime of its contract with Sholodge to use Sholodge's reservation system for Prime's AmeriSuites and Wellesley Inns and Suites hotels. The decision awarded Sholodge $8.9 million in damages, which Prime paid in August 2002. This judgement exceeded Prime's litigation reserve by approximately $4.5 million and Prime recorded this charge in the second quarter of 2002.

      Other income (loss) for the three and nine months ended September 30, 2001 consisted primarily of the recognition of deferred gains on the termination of four hotel leases offset by reserves for certain charges related to contract disputes.

NOTE 7 - EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share were 45.1 million and 44.7 million for the three months ended September 30, 2002 and 2001, respectively, and 45.0 million and 44.7 million for the nine months ended September 30, 2002 and 2001, respectively.

         Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share were
46.0 million and 45.8 million for the three months ended September 30, 2002 and 2001, respectively, and 46.7 million and 45.9 million for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 8 - COMPREHENSIVE INCOME

         For the three and nine months ended September 30, 2002 and 2001, comprehensive income consisted of the following (in thousands):

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                               2002         2001         2002         2001
                                               ----         ----         ----         ----
Net income (loss)                           $  2,783      $  5,169       $   (927)      $ 35,396
Unrealized gain (loss) on marketable
 securities available for sale, net of
   income taxes                                 --            (669)          --              367
                                            --------      --------       --------       --------
                                Total       $  2,783      $  4,500       $   (927)      $ 35,763
                                            ========      ========       ========       ========


NOTE 9 - GEOGRAPHIC AND BUSINESS INFORMATION

      The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand; and the full-service segment under major national franchises. The Company's 144 AmeriSuites are upscale hotels located in 31 states throughout the United States. The 74 Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida. The Company also operates 21 non-proprietary brand hotels, which compete primarily in the upscale full-service segment, with food service and banquet facilities under franchise agreements with national hotel brands. The Company's non-proprietary hotels are primarily located in the northeastern region of the United States.

      The Company evaluates the performance of its segments based primarily on earnings before interest, income taxes, depreciation and amortization ("EBITDA") generated by the operations of its owned and leased hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's income taxes are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. The allocation of interest expense, taxes and other income (loss), are not evaluated at the segment level and therefore the Company does not reconcile EBITDA to consolidated net income on the consolidated financial statements.

      The following table presents revenues and other financial information from continuing operations by business segment for the three and nine months ended September 30, 2002 and 2001 (in thousands):


THREE MONTHS ENDED SEPTEMBER 30, 2002       ALL-SUITES  LIMITED-SERVICE   FULL-SERVICE    CORPORATE / OTHER   CONSOLIDATED
-------------------------------------       ----------  ---------------   ------------    -----------------   ------------
 Revenues ............................         $59,555         $18,075         $19,851               $4,405       $101,886
 EBITDA ..............................          10,468           4,336           5,894              (1,766)         18,932
 Depreciation and amortization .......           4,821           3,109           1,302                  408          9,640
 Capital expenditures ................           5,305             641             544                2,893          9,383
 Total assets ........................        $569,571        $343,082         $96,041              $96,154     $1,104,848
                                              --------        --------         -------              -------     ----------


THREE MONTHS ENDED SEPTEMBER 30, 2001       ALL-SUITES  LIMITED-SERVICE    FULL-SERVICE   CORPORATE / OTHER   CONSOLIDATED
-------------------------------------       ----------  ---------------    ------------   -----------------   ------------
 Revenues ............................         $64,180         $20,822       $25,193                $3,782        $113,977
 EBITDA ..............................          13,388           6,279         6,017                (1,784)         23,900
 Depreciation and amortization .......           4,392           2,886         1,354                   471           9,103
 Capital expenditures ................           2,471           7,439         1,200                   588          11,698
 Total assets ........................        $608,900        $370,837      $110,196               $62,885      $1,152,818
                                              --------        --------      --------               -------      ----------


NINE MONTHS ENDED SEPTEMBER 30, 2002        ALL-SUITES  LIMITED-SERVICE    FULL-SERVICE   CORPORATE / OTHER   CONSOLIDATED
------------------------------------        ----------  ---------------    ------------   -----------------   ------------
Revenues .............................       $177,803          $57,466       $56,265               $13,043        $304,577
EBITDA ...............................         34,208           15,707        15,255                (3,687)         61,483
Depreciation and amortization ........         14,776            9,440         4,140                   779          29,135
Capital expenditures .................          9,908            2,059         1,233                 7,328          20,528
Total assets .........................       $569,571         $343,082       $96,041               $96,154      $1,104,848
                                             --------         --------       -------               -------      ----------


NINE MONTHS ENDED SEPTEMBER 30, 2001        ALL-SUITES  LIMITED-SERVICE    FULL-SERVICE   CORPORATE / OTHER   CONSOLIDATED
------------------------------------        ----------  ---------------    ------------   -----------------   ------------
Revenues .............................       $198,080          $69,473       $86,973               $12,288        $366,814
EBITDA ...............................         48,334           25,759        16,567                (1,401)         89,259
Depreciation and amortization ........         13,178            8,696         4,062                 1,301          27,237
Capital expenditures .................         13,927           13,834         2,706                 2,245          32,712
Total assets .........................       $608,900         $370,837      $110,196               $62,885      $1,152,818
                                             --------         --------      --------               -------      ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Prime Hospitality Corp. ("Prime" or the "Company") is an owner, operator and franchisor of hotels, with 240 hotels in operation containing 30,460 rooms located in 33 states (the "Portfolio") as of September 30, 2002. Prime controls two hotel brands -- AmeriSuites (R) and Wellesley Inns & Suites (R) -- as well as a portfolio of non-proprietary brand hotels which are primarily upscale, full-service hotels operated under franchise agreements with national hotel chains.

      The following table sets forth information with respect to the Portfolio as of September 30, 2002:

                                   OWNED             LEASED           MANAGED          FRANCHISED           TOTAL
                              HOTELS   ROOMS    HOTELS   ROOMS    HOTELS   ROOMS    HOTELS   ROOMS    HOTELS    ROOMS
                              ------   -----    ------   -----    ------   -----    ------   -----    ------    -----
AmeriSuites                      62    8,002      27     3,291      27     3,478      28     3,428     144      18,199
Wellesley Inns & Suites          52    6,190                         6       668      16     1,434      74       8,292
Non-Proprietary Brands           10    1,923       1       160      11     1,886                        22       3,969
                                ---   ------      --     -----      --     -----      --     -----     ---      ------
            Total               124   16,115      28     3,451      44     6,032      44     4,862     240      30,460
                                ===   ======      ==     =====      ==     =====      ==     =====     ===      ======

      In addition to the above, three AmeriSuites (one owned, one managed and one franchised) opened in October 2002 and there are also four AmeriSuites and three Wellesley Inns under construction.

      The Company's strategy has focused on the development of its proprietary AmeriSuites and Wellesley Inns & Suites brands. Through the development of its proprietary brands, the Company has positioned itself as a diversified hotel operating company with ownership, franchise and management interests. The Company believes that this diversification allows it to generate additional revenues with minimal capital investment. Prime may also consider leveraging its existing franchise and operating infrastructure by adding full or limited service hotels or additional hotel brands. The Company's strategy is also focused on growing the operating profits of its Portfolio. With approximately 200 hotels in operation, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

      Operating results for the three and nine months ended September 30, 2002 continued to be impacted by the weakness in the economy, which has had a significant negative impact on business travel. As a result, revenues for comparable hotels declined by 7.2% and 10.5% for the three and nine month periods, respectively, and gross operating profits at these hotels decreased by 11.7% and 16.6% over the same periods. Overall, for the three and nine months ended September 30, 2002, revenue declined by 10.6% and 17.0%, respectively, and EBITDA decreased by 20.8% and 31.6%, respectively, due to the results of the comparable hotels and the impact of asset sales and lease terminations in 2001. The cash proceeds generated through asset sales has enabled Prime to reduce its debt by $34.1 million since December 31, 2001 and has resulted in a decrease in interest expense of 19.2% and 13.8%, respectively, for the three and nine months ended September 30, 2002.

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

      The following important factors, in addition to those discussed elsewhere in this Form 10-Q or incorporated herein by reference, could cause results to differ materially from those expressed in such forward-looking statements: competition within each of the Company's business segments in areas such as access, location, quality of accommodations and room rate structures; the balance between supply of and demand for hotel rooms and accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel owners and other industry participants; the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; the effect of national and regional economic conditions that will affect, among other things, demand for products and services at the Company's hotels; the effect of terrorist attacks on demand for products and services at the Company's hotels; government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof and the potential effects of tax legislative action; and other risks described from time to time in the Company's filings with the SEC, including its Form 10-K.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues decreased by $12.7 million and $63.1 million, or 11.5% and 17.8%, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001, primarily due to a 7.1% and 10.3% decline, respectively, in revenues from comparable hotels and the impact of asset sales and lease terminations in 2001.

         The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels and its non-proprietary brand hotels which are primarily upscale full-service hotels.

         The following table illustrates the REVPAR ("revenue per available room") change for the quarter, by segment, for the 149 owned and leased hotels and the 19 hotels managed for Equity Inns, in which Prime has a significant financial interest, which were open for the comparable three and nine month periods in 2002 and 2001.


                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       SEPTEMBER 30,                      SEPTEMBER 30,

                             2002          2001        % CHANGE         2002        2001       % CHANGE
                             ----          ----        --------         ----        ----        --------
            AMERISUITES
              Occupancy       64.1%         66.5%                        63.8%        65.3%
                    ADR     $71.84        $73.95                       $72.67       $77.93
                 REVPAR     $46.05        $49.18         (6.3)%        $46.38       $50.89          (8.9)%

WELLESLEY INNS & SUITES
              Occupancy       53.6%         61.0%                        56.0%        61.7%
                    ADR     $57.61        $56.50                       $59.34       $61.69
                 REVPAR     $30.90        $34.45        (10.3)%        $33.23       $38.09         (12.8)%

 NON-PROPRIETARY BRANDS
              Occupancy       70.1%         69.6%                        65.1%        69.3%
                    ADR    $110.51       $117.47                      $106.74      $115.31
                 REVPAR     $77.45        $81.70         (5.2)%        $69.44       $79.93         (13.1)%

                  TOTAL
              Occupancy       61.7%         65.3%                        61.8%        64.8%
                    ADR     $72.55        $73.81                       $72.84       $77.53
                 REVPAR     $44.76        $48.18         (7.1)%        $45.02       $50.21         (10.3)%


         REVPAR at comparable hotels was impacted in both the three and nine month periods by the slowdown in the economy, which has affected business travel. REVPAR for the three month period was also affected by the anniversary of the September 11th attacks. During the nine month period, the decline was driven by a decrease in both occupancy and average daily rate ("ADR"), while for the three month period occupancy contributed more to the decline. Key markets affected were Atlanta, Chicago, Dallas, the Northeast and South Florida.

         Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $0.4 million for both the three and nine months ended September 30, 2002, or 13.6% and 3.6%, respectively, compared to the same periods in 2001. The increase was due to increased franchise royalty fees derived from hotels sold to franchisees and new hotel openings and higher management fees due to new management agreements.

      Rental and other revenues consist of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other revenues increased by $0.2 million for both the three and nine months ended September 30, 2002 compared to the same periods in 2001.

      Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses decreased by $6.8 million and $30.6 million, or 11.0% and 16.1%, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001 due to the decline in revenues. For the comparable three and nine month periods, hotel operating expenses, as a percentage of hotel revenues, increased from 55.7% and 53.5% in 2001 to 56.1% and 54.5% in 2002, respectively, due to the decline in ADR.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $0.7 million and $3.5 million, or 3.1% and 5.3%, respectively, for the three and nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to the termination of eight hotel leases with MeriStar Hospitality in 2001 and reductions in real estate taxes.

      General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses and national brand advertising expenses. General and administrative expenses increased by $0.3 million, or 3.9%, for the three months ended September 30, 2002 as compared to the same period in 2001 due primarily to increased brand marketing expenditures. General and administrative expenses decreased by $0.4 million, or 1.8%, for the nine months ended September 30, 2002 compared to the same period in 2001 due primarily to corporate cost containment programs.

      Depreciation and amortization expense increased by $0.5 million and $1.9 million, or 5.9% and 7.0%, for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. This increase was due to depreciation associated with capital additions partially offset by the impact of asset sales.

      Investment income increased slightly for the three and nine months ended September 30, 2002 compared to the same periods in 2001 due to higher cash balances in 2002 offset by lower interest rates.

      Interest expense decreased by $1.6 million and $3.5 million, or 19.2% and 13.8%, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001 primarily due to asset sales and operating cash flow used to reduce debt, the refinancing of the 9-3/4% Notes and the retirement of the 9-1/4% Notes funded primarily by the Credit Facility.

      Other income (loss) for the three and nine months ended September 30, 2002 and 2001 consists of litigation related charges (see Note 6). For the three and nine months ended September 30, 2001, other income consisted primarily of the recognition of deferred gains on the termination of leases offset by reserves for certain charges related to contract disputes.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, the Company had cash and cash equivalents of $32.7 million. The Company also had $55.0 million of availability under its Credit Facility. The Company intends to utilize its capacity to grow its brands and brand infrastructure and may consider acquiring full-service or limited service hotels or hotel brands.

      The Company's major sources of cash for the nine months ended September 30, 2002 were net borrowings of $288.6 million, cash flows from operations of $20.8 million and net proceeds from asset sales of $56.0 million. The Company's major uses of cash during the period were debt repayments of $329.1 million and capital expenditures of $20.5 million.

      Sources of Capital. The Company has undertaken a strategic initiative to diversify its operations. As part of this strategy, the Company has disposed of certain hotel real estate while retaining the franchise rights. Prime has used the proceeds primarily to reduce debt and fund brand growth. Management believes that the combination of asset sales and operating cash flow continues to strengthen the Company's overall financial condition. At September 30, 2002, the Company's debt to the last twelve months EBITDA ratio was 3.5 times and its debt to book capitalization was 28.7%.

      During the nine months ended September 30, 2002, the Company sold three AmeriSuites, three Wellesley Inns and a full-service hotel for gross proceeds of $59.0 million. The Company retained the franchise rights to the AmeriSuites and Wellesley Inns under 20-year franchise agreements.

      On April 29, 2002, the Company completed the issuance of $200 million of the 8-3/8% Notes. The Company used the proceeds of the issuance of the 8-3/8% Notes, together with available cash, to redeem all of its $190.0 million of outstanding 9-3/4% Notes. The redemption price was $1,050 per $1,000 principal amount of the 9-3/4% Notes plus accrued and unpaid interest.

      In July, 2002, Prime retired its $125 million revolving credit facility which was to expire in December 2002 and entered into a new $125 million Credit Facility with a syndicate of financial institutions. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime's subsidiaries. In addition, under certain circumstances the Company has the right to increase the Credit Facility by an aggregate amount up to $100 million either through a term loan or an increase in the revolving line of credit. The credit agreement contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitation on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and incurring additional indebtedness and liens. The Company had borrowings of $70.0 million under the Credit Facility at LIBOR +2.25%, or approximately 4.1%, as of September 30, 2002.

      In August 2002, Prime redeemed all of its $103.5 million of outstanding 9-1/4% Notes. The redemption price was 103.083% of the principal amount of the 9-1/4% Notes, plus accrued and unpaid interest. Prime funded the redemption with borrowings under the Credit Facility plus cash on hand.

      Uses of Capital. During the nine months ended September 30, 2002, the Company retired $9.3 million of debt scheduled to mature in 2002. The Company now has no significant maturities of debt until 2006.

      The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. During the nine months ended September 30,

2002, the Company spent $5.1 million to complete the construction of an AmeriSuites hotel. There are currently no new construction projects underway. In addition, during this nine month period, the Company also spent $15.4 million on other capital additions and expects to spend a total of $20 million in 2002 which primarily consists of capital improvements at its owned and leased hotels, a new reservation system for Prime's proprietary brands and a new purchasing and accounting system. The Company plans to fund both its corporate development and capital improvements primarily with internally generated cash flow.

      In August 2002, the Company paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision of the American Arbitration Association rendered on June 28, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates from its floating rate debt arrangements. At September 30, 2002, the Company had $285.9 million of debt outstanding of which $215.9 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $70 million was outstanding at September 30, 2002, is variable at a rate of LIBOR + 2.25%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at September 30, 2002 would adversely affect Prime's annual interest cost by approximately $0.7 million assuming borrowed amounts under the Credit Facility remained at $70 million.

ITEM 4. EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Company's Chief Executive and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company's Exchange Act filings.

PART II. OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

         In August 2002, the Company paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision of the American Arbitration Association rendered on June 28, 2002.

    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

    ITEM 5.    OTHER INFORMATION

         None.

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 99.1 Certification of CEO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
         Exhibit 99.2 Certification of CFO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
         Exhibit 99.3   Certification of VP-Finance pursuant to Section 302
                        of the Sarbanes - Oxley Act of 2002
         Exhibit 99.4   Certification of CEO pursuant to Section 906 of the
                        Sarbanes - Oxley Act of 2002
         Exhibit 99.5 Certification of CFO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
         Exhibit 99.6 Certification of VP-Finance pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

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

                  On July 31, 2002, the Company filed a current report on Form 8-K announcing that it had executed a $125,000,000 revolving credit facility with a syndicate of financial institutions. In connection with the execution of the revolving credit facility, the Company also notified the trustee of its 9-1/4% First Mortgage Notes due 2006 that it was calling for redemption of all these notes on August 21, 2002.

                  On August 22, 2002, the Company filed a current report on Form 8-K announcing that it had redeemed all of its 9-1/4% First Mortgage Notes due 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRIME HOSPITALITY CORP.



Date:November 12, 2002                      By: /s/ A.F. Petrocelli
                                                -----------------------------
                                            A.F. Petrocelli
                                            President and Chief Executive
                                            Officer


Date:November 12, 2002                      By: /s/ Douglas Vicari
                                                -----------------------------
                                            Douglas Vicari
                                            Senior Vice President and Chief
                                            Financial Officer