Form 10-K
period 2002-12-31
PRIME HOSPITALITY CORP
filed 2003-03-28
CIK 80293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                           COMMISSION FILE NO. 1-6869

                                   ----------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No | |

      The aggregate market value of the registrant's stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was $585,777,256

      The Registrant had 45,083,503 shares of Common Stock outstanding as of March 14, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement prepared for the 2003 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

      Prime is an owner, manager and franchisor of hotels, with 245 hotels in operation containing 31,426 rooms located in 33 states (the "Portfolio") as of December 31, 2002. Prime controls three hotel brands -- AmeriSuites (R), Wellesley Inns & Suites (R) and Prime Hotels and Resorts (R) -- and operates a portfolio of full-service hotels under franchise agreements with national hotel chains. The Company operates and has ownership interests in 126 hotels (the "Owned Hotels"), operates 28 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), manages 45 hotels for third parties (the "Managed Hotels"), and franchises 46 hotels which it does not operate (the "Franchised Hotels"). The Portfolio is comprised of 149 AmeriSuites hotels, 73 Wellesley Inns & Suites hotels, one Prime Hotels and Resorts hotel and 22 non-proprietary brand hotels.

      The Company's growth has been focused on the development of its proprietary brands. Through the development of its proprietary brands, Prime has transformed itself from an owner/operator into a more diversified company with ownership, franchise and management interests and has positioned itself to generate additional revenues with minimal capital investment. Prime's strategy is also focused on opportunistic hotel acquisitions to take advantage of depressed values while leveraging the Company's operating infrastructure. With approximately 200 hotels under management, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

      Prime's hotels can be categorized into three types: AmeriSuites, Wellesley Inns & Suites and full-service.

      AmeriSuites: As of December 31, 2002, there were 149 AmeriSuites in operation. Prime owns and operates 63 of these hotels, operates and leases 27 hotels from third parties and franchises the operation of the remaining 59 hotels, 28 of which are operated by Prime. As of December 31, 2002, there were also two AmeriSuites under construction, with an additional 20 signed franchise agreements for new AmeriSuites to be built. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and are located in 31 states. The hotels are situated primarily near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment amenities. In 2002, AmeriSuites contributed approximately 54% of the Company's Hotel EBITDA.

      Wellesley Inns & Suites: As of December 31, 2002, there were 73 Wellesley Inns & Suites in operation. Prime owns and operates 52 of these hotels and franchises 21 hotels, six of which are managed by Prime. There are also four Wellesley Inns & Suites under conversion. Wellesley Inns & Suites are mid-price limited service hotels containing between 100-130 rooms and are located in 23 states primarily in the Southeast, Northeast and Southwest. In 2002, Wellesley Inns & Suites contributed approximately 23% of the Company's Hotel EBITDA.

      Full-Service Hotels: As of December 31, 2002, the Company operated 23 full-service hotels, one under the Prime Hotels and Resorts flag and 22 under national franchises. Prime has ownership interests in 11 of these hotels (including one under a joint venture agreement), leases one hotel and manages eleven hotels for third parties. Prime has added two full-service hotels in 2003 with the acquisition of a 50% interest in the Quebec City Holiday Inn Select and a new management agreement for a Holiday Inn in Philadelphia, PA. The full-service hotels operate primarily in the upscale segment under national franchises such as Hilton, Radisson, Sheraton, Holiday Inn and Ramada and generally provide food and beverage service and banquet facilities. The hotels are primarily located in the Northeast. In 2002, the full-service hotels contributed approximately 23% of the Company's Hotel EBITDA.

ASSET DIVESTITURES/FINANCIAL CONDITION

      As part of its strategy, the Company has undertaken an initiative to dispose of hotel real estate and to utilize proceeds to repurchase stock, retire debt or grow its hotel portfolio. During the past four years, the Company has sold approximately $400 million of assets including approximately $60 million in 2002. The Company retained the franchise rights on all of its sold AmeriSuites and Wellesley Inns, generally under 20 year franchise agreements.

      Prime utilized the proceeds from asset sales along with its cash flow from operations to reduce its debt balance since the beginning of the year by $35 million to approximately $285 million as of December 31, 2002.

      As of December 31, 2002, Prime's debt to EBITDA ratio was 3.9 times, its EBITDA to interest was 2.7 times and its debt to book capitalization percentage was 29%.

INDUSTRY OVERVIEW

      In 2002, the combination of the soft economy and travel safety concerns resulted in demand for hotel rooms growing by just 0.8% compared to a 1.8% increase in hotel supply. This resulted in a decrease in overall occupancy levels from 59.8% in 2001 to 59.2% in 2002. In addition, due to the softness in demand, average daily rate ("ADR") decreased by 1.5% from $84.45 in 2001 to $83.15 in 2002, resulting in a revenue per available room ("REVPAR") decrease of 2.5%. Historical performance, however, may not be indicative of future results.

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

                                                                      % CHANGE IN:
                               -----------------------------------------------------------------------------------------
                                       ROOM SUPPLY                      ROOM DEMAND                      REVPAR
                               2002       2001       2000       2002       2001      2000       2002      2001      2000
                                 V.         V.         V.         V.         V.        V.         V.        V.        V.
                               2001       2000       1999       2001       2000      1999       2001      2000      1999
                               ----       ----       ----       ----       ----      ----       ----     -----      ----
United States                   1.8%       2.4%       3.1%       0.8%      -3.4%      3.7%      -2.5%     -6.9%      5.5%
BY REGION:
Middle Atlantic                 1.9        2.3        2.8        1.5       -3.7       3.2       -2.4     -10.8       7.6
South Atlantic                  1.8        2.6        3.3        1.2       -3.3       3.0       -1.2      -5.5       3.5
West South Central              2.4        3.5        3.9        0.0        0.0       5.4       -2.3      -3.5       5.3
BY SERVICE (PRICE LEVEL):
Upscale                         2.6        3.7        4.0        2.6       -1.7       4.3       -2.3      -6.4       4.2
Mid-Price                       2.4        3.1        3.9        0.8       -2.5       4.6       -3.2      -4.9       5.8

PRIME'S LODGING OPERATIONS

      The following table sets forth information with respect to the Portfolio as of December 31, 2002:

                                              DECEMBER 31, 2002
                                              -----------------
                                                  NUMBER OF
                                              HOTELS     ROOMS
                                              ------    ------
                              AMERISUITES
                                    Owned       63       8,153
                                   Leased       27       3,291
                                  Managed       28       3,629
                               Franchised       31       3,713
                                               ---      ------
                                    Total      149      18,786
                                               ===      ======

                  WELLESLEY INNS & SUITES
                                    Owned       52       6,190
                                  Managed        6         668
                               Franchised       15       1,386
                                               ---      ------
                                    Total       73       8,244
                                               ===      ======

                   PRIME HOTELS & RESORTS
                                    Owned        1         240
                                               ---      ------
                                    Total        1         240
                                               ===      ======

                   NON-PROPRIETARY BRANDS
                                    Owned        9       1,683
                                   Leased        1         160
                                  Managed       11       1,886
                            Joint Venture        1         427
                                               ---      ------
                                    Total       22       4,156
                                               ===      ======

                          TOTAL PORTFOLIO
                                    Owned      125      16,266
                                   Leased       28       3,451
                                  Managed       45       6,183
                               Franchised       46       5,099
                            Joint Venture        1         427
                                               ---      ------
                                    Total      245      31,426
                                               ===      ======

(1) The Owned Hotels represent those hotels in which the Company has significant ownership interests. The Company owns the land and building on all but eleven hotels which are operated under ground or building lease agreements. The ground and building leases provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues.

(2) The managed hotels include 19 AmeriSuites hotels owned by Equity Inns, Inc. converted from lease agreements in January 2002. The management agreements require Prime to maintain a minimum level of cash flow.

(3) In addition to the above, in 2003, Prime added two non-proprietary branded hotels, one through a joint venture and one through a management agreement, and one franchised Wellesley Inns & Suites. There are also two franchised AmeriSuites and three franchised Wellesley Inns & Suites under construction.

The following table sets forth the location of the Portfolio by ownership interest as of December 31, 2002:

                           OWNED (A)          LEASED           MANAGED        FRANCHISED           TOTAL
                        HOTELS    ROOMS   HOTELS   ROOMS   HOTELS   ROOMS   HOTELS   ROOMS    HOTELS    ROOMS
                        ------    -----   ------   -----   ------   -----   ------   -----    ------    -----
      Alabama              1        128     --        --      1       128      1        65       3        321
      Arizona              6        780      2       247      2       245     --        --      10      1,272
      Arkansas             1        129     --        --     --        --      1       104       2        233
      California           2        279     --        --      1        96      2       256       5        631
      Colorado             5        662      1       126     --        --     --        --       6        788
      Connecticut          2        261     --        --     --        --      2       231       4        492
      Florida             17      2,073      2       190      7       838     10     1,109      36      4,210
      Georgia              9      1,123      3       374      1       189      6       647      19      2,333
      Idaho                1        128     --        --     --        --     --        --       1        128
      Illinois             4        521     --        --      3       384      4       625      11      1,530
      Indiana              2        260      2       257      1       126     --        --       5        643
      Kansas               3        374      1       135      1       126     --        --       5        635
      Kentucky             2        251     --        --     --        --     --        --       2        251
      Louisiana           --         --     --        --      1       128     --        --       1        128
      Maine               --         --     --        --     --        --      1       130       1        130
      Maryland             2        261     --        --      1       128     --        --       3        389
      Massachusetts       --         --     --        --      1       158     --        --       1        158
      Michigan             4        518     --        --     --        --      1       121       5        639
      Minnesota            1        128     --        --      1       128     --        --       2        256
      Missouri            --         --      1       134     --        --     --        --       1        134
      Nevada               1        125     --        --      1       202     --        --       2        327
      New Jersey          13      2,509      2       285      8     1,355     --        --      23      4,149
      New Mexico           2        237     --        --      1       128      1       125       4        490
      New York             6        769     --        --      2       255      1        82       9      1,106
      North Carolina       5        648      2       235      1        75      1        94       9      1,052
      Ohio                 4        460      1       124      4       553     --        --       9      1,137
      Oklahoma             2        256     --        --     --        --      2       208       4        464
      Oregon               1        137     --        --     --        --     --        --       1        137
      Pennsylvania         2        256     --        --      1       104     --        --       3        360
      South Carolina       4        455     --        --     --        --     --        --       4        455
      Tennessee            4        503      1       100      3       366      2       131      10      1,100
      Texas               18      2,206      8       985      1       149      7       809      34      4,149
      Virginia             2        256      2       259      2       322      4       362      10      1,199
                         ---     ------     --     -----     --     -----     --     -----     ---     ------
             Total       126     16,693     28     3,451     45     6,183     46     5,099     245     31,426
                         ===     ======     ==     =====     ==     =====     ==     =====     ===     ======

(a)   The Owned hotels include one hotel in which Prime owns a 50% interest.

The following table sets forth the location of the Portfolio by product type as of December 31, 2002:

                                          WELLESLEY INNS
                           AMERISUITES        & SUITES       FULL-SERVICE          TOTAL
                         HOTELS    ROOMS   HOTELS   ROOMS   HOTELS   ROOMS    HOTELS    ROOMS
                         ------    -----   ------   -----   ------   -----    ------    -----
      Alabama               2        256      1        65     --        --       3        321
      Arizona               6        748      4       524     --        --      10      1,272
      Arkansas              2        233     --        --     --        --       2        233
      California            4        535      1        96     --        --       5        631
      Colorado              4        510      2       278     --        --       6        788
      Connecticut           2        208      1       103      1       181       4        492
      Florida              16      1,994     20     2,216     --        --      36      4,210
      Georgia              14      1,768      5       565     --        --      19      2,333
      Idaho                 1        128     --        --     --        --       1        128
      Illinois             11      1,530     --        --     --        --      11      1,530
      Indiana               3        383      2       260     --        --       5        643
      Kansas                3        389      2       246     --        --       5        635
      Kentucky              2        251     --        --     --        --       2        251
      Louisiana             1        128     --        --     --        --       1        128
      Maine                 1        130     --        --     --        --       1        130
      Maryland              2        252      1       137     --        --       3        389
      Massachusetts         1        158     --        --     --        --       1        158
      Michigan              4        501      1       138     --        --       5        639
      Minnesota             2        256     --        --     --        --       2        256
      Missouri              1        134     --        --     --        --       1        134
      Nevada                1        202      1       125     --        --       2        327
      New Jersey            4        552      6       673     13     2,924      23      4,149
      New Mexico            3        381      1       109     --        --       4        490
      New York             --         --      4       370      5       736       9      1,106
      North Carolina        7        839      1       138      1        75       9      1,052
      Ohio                  6        759      2       204      1       174       9      1,137
      Oklahoma              4        464     --        --     --        --       4        464
      Oregon               --         --      1       137     --        --       1        137
      Pennsylvania          2        256      1       104     --        --       3        360
      South Carolina        3        368      1        87     --        --       4        455
      Tennessee             7        819      2       171      1       110      10      1,100
      Texas                23      2,839     11     1,310     --        --      34      4,149
      Virginia              7        815      2       188      1       196      10      1,199
                          ---     ------     --     -----     --     -----     ---     ------
                Total     149     18,786     73     8,244     23     4,396     245     31,426
                          ===     ======     ==     =====     ==     =====     ===     ======

      The following table sets forth, for the years ended December 31, 2002 and 2001, operating data by product type for the comparable hotels in the Portfolio as of December 31, 2002.

                                                    TOTAL PORTFOLIO
                                                    ---------------

                                                OCCUPANCY         ADR           REVPAR
                                                ---------         ---           ------
                           OWNED & LEASED
                                     2002          60.2%       $ 72.11         $ 43.38
                                     2001          63.1%       $ 75.68         $ 47.79
                                   CHANGE       (2.9pts.)         (4.7%)          (9.2%)

                              AMERISUITES
                                     2002          62.6%       $ 73.91         $ 46.26
                                     2001          64.2%       $ 77.99         $ 50.05
                                   CHANGE       (1.6pts.)         (5.2%)          (7.6%)

                  WELLESLEY INNS & SUITES
                                     2002          56.0%       $ 59.05         $ 33.06
                                     2001          61.4%       $ 60.49         $ 37.15
                                   CHANGE       (5.4pts.)         (2.4%)         (11.0%)

                      FULL-SERVICE BRANDS
                                     2002          64.8%       $105.52         $ 68.40
                                     2001          67.9%       $113.02         $ 76.78
                                   CHANGE       (3.1pts.)         (6.6%)         (10.9%)

AMERISUITES

      AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other upscale and mid-price brands such as Courtyard by Marriott, Hilton Garden Inns, Hampton Inns & Suites, Comfort Suites and Holiday Inn. While the majority of the current AmeriSuites hotels were developed with Prime's capital, the Company intends to grow AmeriSuites with the bulk of capital coming from franchisees. The average age of the AmeriSuites hotels is approximately 5.4 years.

      AmeriSuites are all-suite, upscale hotels which offer guests an attractively designed suite, a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the size and quality of the guest suites which contain approximately 420 square feet, approximately 30% larger than a standard hotel room. The suites offer distinct living, sleeping and kitchen areas with microwaves, refrigerators, in-room coffee makers, ironing boards and hair dryers. AmeriSuites hotels also offer business suites marketed under the name "TCB (Taking Care of Business) Suites". TCB Suites were developed specifically for the business traveler and feature a well-equipped, in-suite office, including an oversized desk with executive chair, easy chair and ottoman, in addition to technology features such as dual phone lines, voice mail, data ports, speakerphones and other amenities. The typical AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment facilities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct local sales, national marketing programs and a central reservation system operated by Prime.

WELLESLEY INNS & SUITES

      The Wellesley Inns & Suites brand is comprised of 31 Wellesley Inns and 42 Wellesley Inns & Suites which, in addition to Wellesley Inn features, also contain suite rooms. The Company intends to develop this brand primarily through franchisees and believes that conversion opportunities from other brands exist in this segment. In the past year, five hotels have been converted from other brands to the Wellesley Inns & Suites brand.

      Wellesley Inns & Suites are positioned in the mid-price segment of the industry and compete with other chains such as Hampton Inns, La Quinta Inn & Suites, Holiday Inn Express and Comfort Inns. The average age of the chain's hotels is 9.3 years. The target customer is the transient business traveler, although approximately 25% of the customers stay on an extended basis.

      Of the Company's 31 Wellesley Inns, 13 are located in Florida with the remainder primarily in the Middle Atlantic and Northeast United States. The prototypical Wellesley Inn has approximately 100 rooms and is distinguished by a stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television with free movie channels and in-room coffee makers.

      The Company's 42 Wellesley Inns & Suites were formed primarily from the conversion of 38 former HomeGate hotels in November 1999. Wellesley Inns & Suites are located primarily in the Southwest, Midwest and Southeast. The typical Wellesley Inns & Suites consists of approximately 110 to 130 rooms. In addition to the amenities of a typical Wellesley Inn, the Wellesley Inns & Suites hotels offer suite accommodations in approximately 60% of the guest rooms. The suites contain approximately 450 square feet offering separate living, sleeping and eating areas. The suite rooms also contain kitchenettes with stove tops, refrigerators and microwaves.

      Marketing efforts for the Wellesley Inns & Suites chain rely primarily on direct local marketing, but also include national programs and a central reservation system operated by Prime.

PRIME HOTELS AND RESORTS

      Prime unveiled its new hotel brand, Prime Hotels & Resorts, with the conversion of the Sheraton Hotel Saratoga Springs to the Prime Hotel and Conference Center, Saratoga Springs, New York. Saratoga Springs is the first re-branded property in the company's plans to develop under the Prime Hotels & Resorts flag a portfolio of upscale, full-service hotels. Acquisitions from other chains or ownership groups will provide the foundation for brand expansion. Features of a Prime-branded hotel will include 200-500 guest rooms and suites, a selection of dining and entertainment venues, concierge-level services, automated check-in kiosks, swimming pool and fitness center, business center, and 10,000-50,000 square feet of meeting and banquet space. Prospective amenities include high-speed Internet access, in-room cordless phones, and expanded cable television offerings including on-demand viewing services. The planned amenities are designed to provide the guest with timesaving conveniences. Additionally, the new brand provides flexibility to reduce franchise costs and add full-service hotels to the Prime Rewards program.

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

BRAND INFRASTRUCTURE

      As Prime continues to evolve into a franchisor, it has undertaken a number of brand initiatives. These include the following:

      Central Reservation System - In November 2002, the Company opened and began operating a new reservation system in Fairfield, New Jersey. The cost of the system was approximately $5 million. Prime believes the new system will provide it with improved service quality, real time inventory synchronization between the system and the hotels, and enhanced customer data.

      Brand Advertising - Prime spent approximately $6.7 million on national brand advertising expenditures in 2002. The Company's efforts have focused primarily on print advertising both on a regional level and in national publications such as USA Today. In recent years, Prime has expanded its program to include national cable television advertisements for its AmeriSuites chain.

      National Accounts - Prime has approximately 200 national accounts comprised of leading companies throughout the country which list AmeriSuites and Wellesley Inns & Suites as preferred hotel providers.

      Rewards Program - On September 1, 2001, Prime implemented an expanded rewards program, covering its brands, designed to enhance its competitive position. The new program, entitled Prime Rewards, offers frequent guest members both points toward a free hotel stay and airline miles with partners such as American, Continental, Delta and America West with each stay. Technology features such as paperless redemptions and online customer statements and profiles have also been incorporated into this program. Prime has increased its membership from approximately 90,000 members as of September 1, 2001 to approximately 275,000 members as of February 28, 2003. As a result, frequent guests contributed approximately 15% of brand revenues in 2002, up from 10% in 2001.

      E-Commerce - The Company's proprietary websites (www.amerisuites.com and www.wellesleyonline.com) provide customers with the ability to book reservations. The brands' hotel rooms can also be booked through wholesale travel websites such as TravelScape and Hotels.com and excess room inventory is distributed through discount websites such as Priceline and Hot Wire. Prime's rooms are also available on general travel websites such as Expedia and Travelocity. E-commerce related sites contributed approximately 10% of brand revenues in 2002.

      Management believes that the growing brand infrastructure, consisting of elements such as an improved frequent stay program, increased advertising and marketing programs, and e-commerce initiatives, are necessary for its brands to compete effectively with older, more established chains.

FRANCHISING

      Prime intends to grow its brands primarily through franchising. The Company began its franchise sales efforts in mid-1998 when it obtained the necessary statutory approvals to begin franchising its AmeriSuites and Wellesley brands. Prime has a franchise sales team which, in addition to their direct sales effort, also develops the franchise marketing programs which include advertising in industry and business publications, attending various trade shows and producing brochures and other collateral material. Prime also has a franchise services team which has developed a variety of programs to guide its franchisees through the various phases of opening and operating a hotel. These include training, pre-opening, construction management and purchasing services. Prime also offers its franchisees an internet based communications system which provides brand updates, operating standards and manuals and other important communications. Prime performs quality control inspections of all of its proprietary brand hotels, including those owned and operated by Prime.

      The following table details the number of franchise agreements executed by Prime through December 31, 2002 since it began its franchising efforts in June 1998.

                                                             WELLESLEY INNS
                                           AMERISUITES             & SUITES            TOTAL
                                           -----------       --------------            -----
      NEW OPENINGS/CONVERSIONS                      22                    7               29
      UNDER CONSTRUCTION/CONVERSION                  2                    4                6
      ASSET SALES                                   18                   14               32
                                                    --                   --               --
          TOTAL                                     42                   25               67
                                                    ==                   ==               ==
      PIPELINE OF EXECUTED AGREEMENTS               20                    1               21
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

                                                  ROYALTY    MARKETING     RESERVATION
                                                    FEE         FEE            FEE
                                                    ---         ---            ---
      AmeriSuites ..........................        5.0%        2.0%          1.55%
      Wellesley Inns & Suites ..............        4.5%        1.5%          1.55%

CORPORATE DEVELOPMENT

      While the Company has developed the majority of its existing AmeriSuites and Wellesley Inns & Suites, it intends to rely on franchisees to develop its brands in the future.

      During 2002, Prime opened one owned AmeriSuites hotel located in Fremont, CA. Prime intends to focus any future development efforts in the Northeast and West Coast, or in other areas where the development process is more difficult, high barriers to entry exist and the location has strategic value. The Company's Wellesley Inns & Suites development effort will focus on the conversion of other limited-service hotels to its brands.

OPERATIONS

      As a leading domestic hotel operating company, the Company believes that it enjoys a number of operating advantages over other lodging companies. With approximately 200 hotels under management covering a number of price points and broad geographic regions, the Company has the critical mass to support operating, marketing and financial systems. The Company believes that its broad array of central services permits on-site hotel general managers to effectively focus on providing guest services.

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

      Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 15 to 20 hotels. They are supported by training and food and beverage departments, each staffed full-time by specialized professionals. The Company's training efforts focus on sales, housekeeping, food service, front desk services and leadership.

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

LEASED HOTELS

      The Company operates 28 hotels under lease agreements, primarily with REITs. These are comprised of 24 AmeriSuites owned by Hospitality Properties Trust (HPT), three AmeriSuites owned by Sholodge, Inc. ("Sholodge"), and one full-service hotel owned by Winston Hotels ("Winston"). The leases are with subsidiaries of Prime have terms ranging from 10 to 13 years expiring from 2007 to 2013 with certain renewal options. The 27 hotels leased from HPT and Sholodge provide for a fixed annual minimum rent plus eight percent of revenue in excess of a base year. The hotel leased from Winston provides for rent equal to the greater of base rent, which increases annually by the inflation rate, or percentage rent based on a percentage of room, food and beverage and other revenue.

MANAGED HOTELS

      The Company provides hotel management services to third party hotel owners of 45 Managed Hotels (see below). Management fees are generally based on fixed percentages of the property's total revenues and incentive payments based on certain measures of hotel income. Additional fees are generated from the rendering of specific services such as accounting, construction, design and purchasing. The Company's fixed management fee percentages are generally 2.0% to 4.0% of total revenues before giving consideration to performance related incentive payments. Terms of the management agreements vary with expiration dates ranging from 2003 to 2014. The Company intends to pursue new management opportunities to capitalize on its management infrastructure, particularly in the full-service hotel segment. During 2002, the Company added four new full-service management agreements.

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

WORKING CAPITAL

      The Company believes that its operating cash flow is sufficient to cover its current operational and capital needs. The Company also intends to generate proceeds from asset sales, to be utilized for hotel portfolio growth, repayment of debt and/or the repurchase of its common shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SEASONALITY

      As the majority of the Company's properties are focused on the business traveler, the second and third quarters of the year are generally the strongest due to business travel patterns.

COMPETITION

      The Company operates hotel properties in areas that contain numerous other hotels, the majority of which are affiliated with national or regional brands. The Company competes with other hotels primarily on the basis of price, physical facilities and customer service.

EMPLOYEES

      As of December 31, 2002, the Company employed approximately 6,700 full and part time employees. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are generally good.

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

ADDITIONAL INFORMATION

      We maintain a website at http://www.primehospitality.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 3. LEGAL PROCEEDINGS

      The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation, that is likely, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations or cash flows.

      On August 18, 1999, plaintiff Nick Pourzal, a former employee of the Company, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended compliant, to add claims for (i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) to confirm an arbitration award relating to the Company's termination of plaintiff's employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys' fees and expenses. Prime believes that the plantiff's action is without merit and intends to vigorously defend this case.

      In August 2002, the Company paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision by the American Arbitration Association rendered on June 26, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock, par value $.01 per share, trades on the New York Stock Exchange (the "NYSE") under the symbol "PDQ." As of March 14, 2003 there were 45,083,503 shares of common stock outstanding.

      The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

                                                   HIGH        LOW
                                                   ----        ---
            Year Ended December 31, 2002

            First Quarter ...................     $13.72     $10.52

            Second Quarter ..................      13.66      11.90

            Third Quarter ...................      12.30       8.20
            Fourth Quarter ..................       9.40       7.55

            Year Ended December 31, 2001

            First Quarter ...................      14.00      10.50

            Second Quarter ..................      12.16       9.43

            Third Quarter ...................      12.30       7.86

            Fourth Quarter ..................      11.50       8.60

      As of March 14, 2003, the closing sales price of the common stock on the NYSE was $5.25 per share, and there were approximately 1,614 holders of record of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

      The table below presents selected consolidated financial data derived from the Company's historical financial statements for the five years ended December 31, 2002. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                2002           2001           2000           1999           1998
                                                            -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Total revenues (a) .......................................  $   398,963    $   471,022    $   541,764    $   535,883    $   455,686
Income from continuing operations before the cumulative
     effect of change in accounting principle,
     discontinued operations and extraordinary items (a) .        6,180         38,423         60,334         37,751         52,385
Cumulative effect of a change in accounting principle
     (net of income taxes) (b) ...........................           --             --             --         (5,315)            --
Discontinued operations (a):
     Income from discontinued operations, net of
        income tax .......................................          422          1,846          2,480          2,446          1,462
     Gain on disposal, net of income taxes ...............        1,328             --             --             --             --
Extraordinary items-gains/(losses) on discharge of
     indebtedness (net of income taxes) ..................      (11,797)           (76)          (314)            --             --
Net income (loss) ........................................       (3,867)        40,193         62,500         34,882         53,847
Pro-forma effect of change in accounting principle
     (net of income taxes) (c) ...........................           --             --             --             --         (3,788)
Pro-forma net income after taxes (c) .....................  $    (3,867)   $    40,193    $    62,500    $    34,882    $    50,059
NET INCOME (LOSS) PER COMMON SHARE:
  Basic ..................................................         (.09)   $       .90    $      1.37    $       .68    $      1.04
  Diluted ................................................         (.09)   $       .88    $      1.34    $       .67    $      1.00
PRO-FORMA NET INCOME PER
  COMMON SHARE (b):
  Basic ..................................................           --             --             --             --    $       .97
  Diluted ................................................           --             --             --             --    $       .94
BALANCE SHEET DATA:
  Total assets ...........................................  $ 1,119,649    $ 1,156,770    $ 1,165,872    $ 1,328,779    $ 1,408,398
  Long-term debt, net of current portion .................      284,017        309,736        340,987        543,485        582,031
  Stockholders' equity ...................................      706,676        707,941        668,100        632,000        641,045

(a) During 2002, in compliance with SFAS 144 the Company has reported revenues and expenses from assets sold during 2002 as discontinued operations for each period presented in this Annual Report on Form 10-K.

(b) Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company adopted SOP 98-5 on January 1, 1999, and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

(c) Pro-forma amounts reflect the effect on net income and earnings per share had the Company written off pre-opening costs pursuant to SOP-98-5 in 1998.

      Unaudited selected consolidated quarterly financial data for the years ending December 31, 2002 and 2001 follow (in thousands, except per share amounts):

                                                                        MARCH 31,        JUNE 30,    SEPTEMBER 30,     DECEMBER 31,
THREE MONTHS ENDED (A)                                                       2002            2002             2002             2002
                                                                      -----------     -----------    -------------     ------------
Total revenue ...................................................     $    96,451     $   109,722      $   103,373      $    89,417
Operating income ................................................           7,352          16,770            9,676             (191)
Income (loss) before discontinued operations and extraordinary
   items (net of taxes) .........................................             516           3,110            5,578           (3,024)
Discontinued operations (net of taxes) ..........................             258             268            1,224               --
Extraordinary items (net of taxes) ..............................              --          (7,863)          (3,934)              --
Net income (loss) ...............................................             774          (4,485)           2,868           (3,024)

Earnings per common share:
Basic:
Income (loss) before discontinued operations and extraordinary
   items (net of taxes) .........................................     $       .01     $       .07      $       .11      $      (.06)
Discontinued operations (net of taxes) ..........................             .01              --              .03               --
Extraordinary items (net of taxes) ..............................              --            (.17)            (.09)              --
Earnings (loss) per share .......................................     $       .02     $      (.10)     $       .05      $      (.06)

Diluted:
Income (loss) before discontinued operations and extraordinary
   items (net of taxes) .........................................     $       .01     $       .07      $       .11      $      (.06)
Discontinued operations (net of taxes) ..........................             .01              --              .03               --
Extraordinary items (net of taxes) ..............................              --            (.17)            (.09)              --
Earnings (loss) per share .......................................     $       .02     $      (.10)     $       .05      $      (.06)

                                                                        MARCH 31,        JUNE 30,    SEPTEMBER 30,     DECEMBER 31,
THREE MONTHS ENDED (A)                                                       2001            2001             2001             2001
                                                                      -----------     -----------    -------------     ------------
Total revenue ...................................................     $   127,714     $   130,248      $   114,335      $    98,725
Operating income ................................................          22,921          25,848           15,284            7,561
Income before discontinued operations and extraordinary items
   (net of taxes) ...............................................           8,972          20,165            4,800            4,486
Discontinued operations (net of taxes) ..........................             634             567              334              311
Extraordinary items (net of taxes) ..............................              --            (110)              34               --
Net income ......................................................           9,606          20,622            5,168            4,797

Earnings per common share:
Basic:
Income before discontinued operations and extraordinary items
    (net of taxes) ..............................................     $       .20     $       .45      $       .11      $       .10
Discontinued operations (net of taxes) ..........................             .01             .01              .01              .01
Extraordinary items (net of taxes) ..............................              --              --               --               --
Earnings per share ..............................................     $       .21     $       .46      $       .12      $       .11

Diluted:
Income before discontinued operations and extraordinary items
    (net of taxes) ..............................................     $       .20     $       .44      $       .10      $       .10
Discontinued operations (net of taxes) ..........................             .01             .01              .01              .01
Extraordinary items (net of taxes) ..............................              --              --               --               --
Earnings per share ..............................................     $       .21     $       .45      $       .11      $       .11

(a) Amounts were restated from previously reported amounts due to the accounting for discontinued operations in compliance with SFAS 144.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Prime is an owner, manager and franchisor of hotels, with 245 hotels in operation containing 31,426 rooms located in 33 states (the "Portfolio") as of December 31, 2002. Prime controls three hotel brands -- AmeriSuites (R), Wellesley Inns & Suites (R) and Prime Hotels and Resorts (R) -- and operates a portfolio of full-service hotels under franchise agreements with national hotel chains. The Company operates and has ownership interests in 126 hotels (the "Owned Hotels"), operates 28 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), manages 45 hotels for third parties (the "Managed Hotels"), and franchises 46 hotels which it does not operate (the "Franchised Hotels"). The Portfolio is comprised of 149 AmeriSuites hotels, 73 Wellesley Inns & Suites hotels, one Prime Hotels and Resorts hotel and 22 non-proprietary brand hotels.

      The Company's growth has been focused on the development of its proprietary brands. Through the development of its proprietary brands, Prime has transformed itself from an owner/operator into a more diversified company with ownership, franchise and management interests and has positioned itself to generate additional revenues with minimal capital investment. Prime's strategy is also focused on opportunistic hotel acquisitions to take advantage of depressed values while leveraging the Company's operating infrastructure. With approximately 200 hotels under management, Prime believes it possesses the hotel management expertise to maximize the profitability and value of its hotel assets.

      Operating results for 2002 were impacted by the weakness in the economy which had a significant negative impact on business travel and the demand for hotel rooms. Results were further impacted by concerns about airline safety and inconvenience. As a result, for the year ended December 31, 2002, revenues from comparable Owned and Leased hotels declined by 9.2% and gross operating profits on these hotels declined by 16.7%. Overall, for the year ended December 31, 2002, revenue declined by 15.3% to $399.0 million and EBITDA decreased by 32.9% to $73.3 million due to the results of the comparable Owned and Leased hotels and the effect of asset sales and lease terminations.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 2002 decreased by $73.1 million, or 16.1%, from $455.3 million in 2001 to $382.2 million in 2002. The decrease was due primarily to a 9.2% decline in revenues from comparable Owned and Leased hotels, and the impact of asset sales and lease terminations.

      The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels and its full-service hotels which are primarily upscale hotels operated under national franchises.

      The following table illustrates the REVPAR ("Revenue Per Available Room") change, by segment in 2002 for the Owned and Leased hotels, which were operated for comparable periods in 2002 and 2001.

                                                           YEARS ENDED DECEMBER 31,
                                                        2002          2001       % CHANGE
                                                        ----          ----       --------
                                    AMERISUITES
                                      Occupancy         61.8%         63.6%      (1.8pts.)
                                            ADR      $ 71.89       $ 76.03          (5.4%)
                                         REVPAR      $ 44.44       $ 48.37          (8.1%)

                        WELLESLEY INNS & SUITES
                                      Occupancy         54.7%         60.2%      (5.5pts.)
                                            ADR      $ 58.59       $ 59.99          (2.3%)
                                         REVPAR      $ 32.06       $ 36.15         (11.3%)

                            FULL-SERVICE HOTELS
                                      Occupancy         64.8%         67.9%      (3.1pts.)
                                            ADR      $105.52       $113.02          (6.6%)
                                         REVPAR      $ 68.40       $ 76.78         (10.9%)

                                          TOTAL
                                      Occupancy         60.2%         63.1%      (2.9pts.)
                                            ADR      $ 72.11       $ 75.68          (4.7%)
                                         REVPAR      $ 43.38       $ 47.79          (9.2%)

      The REVPAR decreases reflect the weak economy compounded by the effects of travel safety concerns. The decline was comprised of a decrease in both occupancy and average daily rate ("ADR"). Key markets affected were Atlanta, Chicago, Dallas, the Northeast and South Florida.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $1.3 million, or 9.8%, from $13.0 million in 2001 to $14.3 million in 2002. The increase was primarily due to an increase in franchise royalty fees derived from hotels sold to franchisees and new hotel openings and an increase in management fees due to new management agreements.

      Rental and other consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other decreased by $0.2 million, or 9.0% from $2.7 million in 2001 to $2.5 million in 2002 due to reductions in miscellaneous income.

      Hotel operating expenses which consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling & advertising, utilities and repairs & maintenance) decreased by $31.5 million or 12.8% in 2002 from $246.0 million to $214.5 million as a result of the decrease in hotel revenue. Hotel operating expenses, as a percentage of hotel revenues, increased from 54.0% in 2001 to 56.1% in 2002 due to the decline in revenues.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $4.8 million, or 5.5%, from $87.1 million in 2001 to $82.3 million in 2002 due primarily to the termination of leases on eight hotels with MeriStar Hospitality.

      General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, brand marketing expenses, franchise sales and support costs and general corporate expenses. General and administrative expenses were relatively stable increasing by just $0.1 million, from $28.8 million in 2001 to $28.9 million in 2002.

      Depreciation and amortization expense increased by $2.1 million, or 5.7%, from $37.5 million in 2001 to $39.7 million in 2002 primarily due to capital additions at existing hotels partially offset by the disposal of hotel properties during 2002.

      Investment income increased by $0.6 million, or 27.6%, from $2.2 million in 2001 to $2.9 million in 2002 primarily due to higher cash balances offset by lower interest rates.

      Interest expense decreased by $6.1 million, or 18.0%, from $33.6 million in 2001 to $27.6 million in 2002, primarily due to the paydowns of debt resulting from asset sales and operating cash flows, the refinancing of the 9 3/4% Notes with the new 8 3/8% Notes and the retirement of the 9 1/4% Notes funded primarily by the new credit facility.

      Other income consists of property transactions and other items which are not part of the Company's recurring operations. Other income for 2002 consisted of gains on property sales on hotels where the Company retained management partially offset by a $4.5 million litigation charge. Other income in 2001 consisted of net gains related to the disposition of properties and recognition of the remaining unamortized portion of the deferred gain related to the termination of the MeriStar hotel leases totaling $36.3 million, partially offset by losses of $4.3 million on the sale of marketable securities and valuation adjustments relating primarily to vacant land parcels of $6.7 million.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 2001 decreased by $66.6 million, or 12.8%, from $521.9 million in 2000 to $455.3 million in 2001. The decrease was due primarily to a 7.9% decline in revenues from comparable Owned and Leased hotels, and the impact of asset sales and lease terminations.

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

                                                            YEARS ENDED DECEMBER 31,
                                                         2001         2000       % CHANGE
                                                         ----         ----       --------
                                    AMERISUITES
                                      Occupancy         64.3%         68.3%     (4.0 pts.)
                                            ADR      $ 78.42       $ 80.20           (2.2)%
                                         REVPAR      $ 50.42       $ 54.78           (7.9)%

                        WELLESLEY INNS & SUITES
                                      Occupancy         60.6%         63.6%     (3.0 pts.)
                                            ADR      $ 60.11       $ 60.29           (0.3)%
                                         REVPAR      $ 36.44       $ 38.35           (5.0)%

                         NON-PROPRIETARY BRANDS
                                      Occupancy         66.6%         73.4%     (6.8 pts.)
                                            ADR      $110.91       $112.90           (1.8)%
                                         REVPAR      $ 73.87       $ 82.87          (10.9)%

                                          TOTAL
                                      Occupancy         63.3%         67.4%     (4.1 pts.)
                                            ADR      $ 76.79       $ 78.32           (2.0)%
                                         REVPAR      $ 48.61       $ 52.79           (7.9)%

      The REVPAR decreases reflect the weak economy compounded by the effects of the September 11th terrorist attacks. The decline was comprised of a decrease in occupancy of 4.1 percentage points and a decrease in average daily rate ("ADR") of 2.0%.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees decreased by $2.5 million, or 16.3%, from $15.5 million in 2000 to $13.0 million in 2001. The decrease was primarily due to decreased base and incentive management fees associated with the Managed Hotels partially offset by an increase in franchise royalty fees derived from hotels sold to franchisees and new hotel openings.

      Rental and other consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other decreased by $1.6 million from $4.3 million in 2000 to $2.7 million in 2001. This decrease is primarily due to the settlement of various cash flow mortgages and notes receivable in 2000.

      Hotel operating expenses which consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling & advertising, utilities and repairs & maintenance) decreased by $19.9 million during 2001 to $246.0 million as a result of the decrease in hotel revenue. Hotel operating expenses, as a percentage of hotel revenues, increased from 50.9% in 2000 to 54.0% in 2001 due to the decline in revenues at our hotels.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $4.2 million, or 5.0%, from $82.9 million in 2000 to $87.1 million in 2001 due primarily to the impact of operating 27 leased properties for a full year in 2001 versus six months in 2000.

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

      Depreciation and amortization expense decreased by $2.6 million, or 6.4%, from $40.1 million in 2000 to $37.5 million in 2001. This decrease was primarily due to the disposal of five hotel properties during 2001 and the full year effect of the properties sold in 2000.

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

      Other income consists of property transactions and other items, which are not part of the Company's recurring operations. Other income in 2001 consisted of net gains related to the disposition of properties and recognition of the remaining unamortized portion of the deferred gain related to the termination of the MeriStar hotel leases totaling $36.3 million, partially offset by losses of $4.3 million on the sale of marketable securities and valuation adjustments relating primarily to vacant land parcels of $6.7 million. Other income in 2000 consisted of net gains on disposition of property of $13.9 million.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002, the Company had cash and cash equivalents of $25.9 million. The Company also had $46.9 million of availability under its credit facility. The Company intends to utilize its capacity to grow its brands and brand infrastructure and may consider acquiring full-service or limited service hotels or hotel brands.

      The Company's major sources of cash for 2002 were net borrowings of $303.6 million, cash flows from operations of $54.0 million and net proceeds from asset sales of $56.0 million. The Company's major uses of cash during the period were debt repayments of $345.0 million, capital expenditures of $33.6 million and an investment in a joint venture of $23.1 million.

      Sources of Capital. The Company has undertaken a strategic initiative to diversify its operations. As part of this strategy, the Company has disposed of certain hotel real estate while retaining the franchise rights and, in some cases, management rights. Prime has used the proceeds primarily to reduce debt and fund brand growth. At December 2002, the Company's debt to the last twelve months EBITDA ratio was 3.9 times and its debt to book capitalization was 29.0%.

      In 2002, the Company sold three AmeriSuites, three Wellesley Inns and a full-service hotel for gross proceeds of $60.0 million. The Company retained the franchise rights to the AmeriSuites and Wellesley Inns under 20-year franchise agreements. The Company also entered into agreements to manage two AmeriSuites hotels which were sold.

      On April 29, 2002, the Company completed the issuance of $200 million of the 8 3/8% Notes. The Company used the net proceeds of the issuance of the 8 3/8% Notes, together with available cash, to redeem all of its $190.0 million of outstanding 9 3/4% Notes. The redemption price was $1,050 per $1,000 principal amount of the 9 3/4% Notes plus accrued and unpaid interest. The 8 3/8% Notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The 8 3/8% Notes mature in April 2012.

      In July, 2002, Prime retired its $125 million revolving credit facility which was to expire in December 2002 and entered into a new $125 million credit facility with a syndicate of financial institutions (the "Credit Facility") which expires in August 2006. The Company had borrowings of $70.0 million under the Credit Facility at LIBOR +2.25%, or approximately 4.1%, as of December 31, 2002. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime's subsidiaries. In addition, under certain circumstances the Company has the right to increase the Credit Facility by an aggregate amount up to $100 million either through a term loan or an increase in the revolving line of credit. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitation on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, the Company must maintain a debt to EBITDA ratio of 4.5 times (4.25 times after June 30, 2003) and an EBITDA to interest ratio of 2.35 times (2.50 times after June 30, 2003). The Company was in compliance with all covenants at December 31, 2002. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

      In August 2002, Prime redeemed all of its $103.5 million of outstanding 9 1/4% Notes. The redemption price was 103.083% of the principal amount of the 9 1/4% Notes, plus accrued and unpaid interest. Prime funded the redemption with borrowings under the Credit Facility plus cash on hand.

      Uses of Capital. During 2002, the Company retired $9.3 million of debt scheduled to mature in 2002. The Company has no significant maturities of debt until 2006.

      The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. During 2002, the Company spent $5.1 million to complete the construction of an AmeriSuites hotel. There are currently no new construction projects underway. In addition, the Company also spent $28.5 million on other capital additions in 2002 which primarily consisted of capital improvements at its owned and leased hotels, a new reservation system for Prime's proprietary brands and a new purchasing and accounting system. The Company plans to fund capital improvements at existing hotels primarily with internally generated cash flow.

      As part of its growth, the Company will look to acquire hotels where values are temporarily depressed and potential upside exists. In December 2002, Prime Meadowlands, L.L.C., an entity in which Prime held a 50% interest, acquired the Sheraton Meadowlands Hotel and Conference Center in East Rutherford, NJ. The hotel is managed by Prime and will continue to operate under the Sheraton brand name.

      In January 2003, Nova Scotia Company, an entity in which Prime held a 50% interest, acquired the Quebec City Holiday Inn Select. Located in the Lower Town district of Quebec City, the hotel is managed by Prime and will continue to operate under the Holiday Inn brand name.

Prime's partner in both acquisitions is United Capital Corp., an entity in which A.F. Petrocelli, Prime's chairman and chief executive officer, has a controlling ownership interest. Under the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest. In March 2003, Ark Meadowlands, Inc., an unrelated third party, purchased a 20% interest at cost in Prime Meadowlands, LLC and Ark Quebec, Inc., an unrelated third party, purchased a 20% interest at cost in Nova Scotia Company. The purchase reduced Prime and United Capital's ownership interest to 40% each in both entities. Non-recourse mortgage debt may also be added to both entities. There is currently no debt in either joint venture.

      In August 2002, the Company paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision of the American Arbitration Association rendered on June 28, 2002.

CRITICAL ACCOUNTING POLICIES

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

      Expenditures for maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

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

      Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell.

LONG-LIVED ASSETS

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144, which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". SFAS 144 superseded APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions. SFAS 144 extended the reporting of a discontinued operation to a "component of an entity". Therefore, the operations of assets held for sale or assets sold are required to be presented as discontinued operations in the Company's statement of operations.

      The Company adopted this pronouncement on January 1, 2002. This resulted in the Company having to reclassify certain revenues and expenses to discontinued operations for sold properties where the Company did not retain management. This adoption had no impact on the Company's net income or financial position.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. As of December 31, 2002, investments in unconsolidated joint ventures consisted of the Company's 50% ownership interest in one hotel. There is no joint venture debt as of December 31, 2002.

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

      Provisions have been made in the consolidated financial statements which represent the expected future payments based on the estimated ultimate cost for incidents, less insured amounts, incurred through the balance sheet date and are included in other current and other long-term liabilities based on the expected payment dates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In November of 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. The Company does not believe that this Interpretation will have a significant impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates from its floating rate debt arrangements. At December 31, 2002, the Company had $285.1 million of debt outstanding of which $215.1 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $70 million was outstanding at December 31, 2002, is variable at a rate of LIBOR + 2.25%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at December 31, 2002 would adversely affect Prime's annual interest cost by approximately $0.7 million assuming borrowed amounts under the Credit Facility remained at $70 million.

SUMMARY OF INDEBTEDNESS

Combined aggregate principal maturities of debt as of December 31, 2002, are as follows (in thousands):

                              8 3/8%       CREDIT       SCHEDULED
                               NOTES     FACILITY    AMORTIZATION         TOTAL
                            --------     --------    ------------      --------
                  2003      $     --      $    --        $  1,052      $  1,052
                  2004            --           --           1,122         1,122
                  2005            --           --             229           229
                  2006            --       70,000             250        70,250
                  2007            --           --             272           272
            THEREAFTER       200,000           --          12,144       212,144
                            --------      -------        --------      --------
                            $200,000      $70,000        $ 15,069      $285,069
                            ========      =======        ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

MANAGEMENT

      DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the names, ages and positions of the directors and executive officers of the Company:

      NAME                             AGE      POSITIONS
      ----                             ---      ---------
      A.F. Petrocelli ............      59      President, Chief Executive Officer and Chairman of the Board of Directors
      Lawrence N. Friedland(1) ...      80      Director
      Allen Kaplan(1) ............      53      Director
      Howard M. Lorber(1) ........      54      Director
      Herbert Lust, II(1) ........      76      Director
      Jack H. Nusbaum ............      62      Director
      Douglas W. Vicari ..........      43      Director, Senior Vice President and Chief Financial Officer
      Stephen M. Kronick .........      48      Senior Vice President/Hotel Operations
      Terry P. O'Leary ...........      47      Senior Vice President/Business Development
      Chester Reed ...............      49      Senior Vice President/Hotel Operations
      Vito Stellato ..............      50      Senior Vice President/Human Resources
      Jeffrey T. Williams ........      56      Senior Vice President/Franchise Sales and Development
      John Capone ................      51      Vice President/Hotel Operations
      Richard T. Szymanski .......      45      Vice President/Finance

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

      Allen S. Kaplan has been a Director of the Company since February 2001 and a member of the Compensation and Audit Committee since 2002. Mr. Kaplan has been Vice President and Chief Operating Officer of Team Systems, Inc. for more than the past five years. He also is currently Vice President of the Metropolitan Taxicab Board of Trade and a director of Ameritrans Capital Corp.

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

      Douglas W. Vicari has been a Director of the Company since 1999 and Senior Vice President and Chief Financial Officer of the Company since 1998.

      Stephen M. Kronick has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of the Company for more than one year.

      Chester Reed became a Senior Vice President of the Company in 2002. From 2000 until joining the Company he served as President and Chief Operating Officer of Presidian Destinations, Ltd. From 1999 until 2000 he served as Vice President of Operations for Bristol Hotel & Resorts. Prior to that he served as a Regional Manager for LaQuinta Inns, Inc. for more than one year.

      Terry P. O'Leary has been a Senior Vice President of the Company since
1998.

      Vito Stellato became a Senior Vice President of the Company in 2003. In 2003, he was a business consultant with Turtle Creek Consulting Group, LLC from 1998 through 2001 he was the Senior Vice President of Human Resources for LaQuinta Inns, Inc.

      Jeffrey T. Williams became a Senior Vice President of the Company in 2001. From 2000 until joining the Company, he held the position of Senior Vice President of Global Development for Meineke. In June 1998, he founded JTW Global Franchise Systems and serves as its President. Prior to that he held the position of Senior Vice President and Managing Director of International development for Cendant Corporation (HFS, Inc.) for more than one year.

      John Capone has been a Vice President of Hotel Operations since February 2003. Prior to that, he was a Regional Vice President of Operations from April of 1999 to February 2003, and Regional Vice President of Sales from March 1998 to April 1999.

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

ITEM 14. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company's Exchange Act filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      (e) Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company's Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.

      (f) Reference is made to the Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Marriott International, Inc. as purchaser, dated September 15, 1999 which is incorporated herein by reference.

      (g) Reference is made to the First Amendment dated December 18, 1999, to Purchase and Sale Agreement between Prime Hospitality Corp. and Marriott International, Inc., dated September 15, 1999 which is incorporated herein by reference.

      (h) Reference is made to the Sale and Purchase Agreement between Prime Hospitality Inc. and Sholodge, Inc., dated March 16, 2000 which is incorporated herein by reference.

      (i) First Amendment to Sale and Purchase Agreement dated July 9, 2000, by and between Sholodge, Inc. and Prime Hospitality Corp. filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (j) Lease Agreement Dated as of November 19, 1997 by and between HPT Suite Properties Trust as Landlord, and Suite Tenant, Inc. as Tenant, filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (k) First Amendment to Lease Agreement entered March 5, 1999 by and between HPT Suite Properties Trust as landlord and Suite Tenant, Inc. filed as an Exhibit to the Company's. Form 10-K dated March 28, 2000, which is incorporated herein by reference.

      (l) Second Amendment to Lease Agreement and First Amendment to Incidental Documents dated June 29, 1999 by and between Hospitality Properties Trust as landlord HPT Suites Properties Trust and Sholodge, Inc., Suite Tenant, as tenant filed as an Exhibit to the Company's. Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (m) Third Amendment to Lease Agreement dated March 3, 2000, by and between HPT Suite Properties Trust as Landlord, and Suite Tenant, Tenant, filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (n) Fourth Amendment to Lease Agreement and Amendment to Incidental Documents dated May 11, 2000 by and between HPT Suite Properties Trust as Landlord and Suite Tenant, Tenant, filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (o) Consent to Assignment, Fifth Amendment to Lease Agreement and Amendment to Incidental Documents dated July 9, 2000 by and among HPT Suites Properties, Suite Tenant, Inc. and Glen Rock Holding Corp. filed as an Exhibit to the Company's Form 10-K, dated March 28, 2000, which is incorporated herein by reference.

      (p) Operating Agreement of East Rutherford Group, L.L.C., dated as of December 19, 2002, by and among Prime-Meadowlands, L.L.C. and AFP Eighteen Corp.

      (q) Management Agreement for East Rutherford Sheraton dated December 19, 2002 by and between East Rutherford Group, L.L.C., Owner , and Prime Hospitality Corp., Manager

      (r) Assignment of Membership Interest dated March 14, 2003 by and between Prime-Meadowlands, L.L.C. and Ark-Meadowlands, Inc.

      (s) Agreement of Members of 3072929 Nova Scotia Company, dated as of January 8, 2003, by and among 3072929 Nova Scotia Company, Quebec City, Inc., and AFP Nineteen Corp.

      (t) Assignment of Membership Interest dated March 26, 2003 by and between Quebec City, Inc. and Ark Quebec, Inc.

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

      (b) Reference is made to the 8 3/8% Senior Secured Subordinated Notes due 2012, dated April 21, 2002, filed as an exhibit to the Company's Form 10-Q, dated May 2002, which is incorporated herein by reference.

      (c) Reference is made to Credit Agreement, dated as of July 22, 2002, among the Prime Hospitality Corp., the Lenders and Canadian Imperial Bank of Commerce (Agent) filed as an Exhibit to Form 10-Q dated August 14, 2002.

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

      (c) Reference is made to an Amendment regarding the 1995 Employee and Non-Employee Stock Option Plans, incorporated in the Company's proxy statement dated April 13, 1998, whereby 1.8 million shares were made available for distribution which is incorporated herein by reference.

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

      (l) Reference is made to the Nonqualified Stock Option Agreement dated October 23, 2001 between A.F. Petrocelli and the Company which is incorporated by reference.

      (21) Subsidiaries of the Company are as follows:

                                                               JURISDICTION OF
            NAME                                               INCORPORATION
            ----                                               ---------------
            AmeriSuites Franchising, Inc. ...............      Delaware
            AmeriSuites Vacation Club, Inc. .............      Delaware
            Budd Holding Corp. ..........................      Delaware
            Caldwell Holding Corp. ......................      Delaware
            Clifton Holding Corp. .......................      Delaware
            Dynamic Marketing Group, Inc. ...............      Delaware
            Edison Holding Corp. ........................      Nevada
            Fairfield-Meridian Claims Service, Inc. .....      Delaware
            Flanders Holding Corp. ......................      Delaware
            Glen Rock Holding Corp. .....................      Delaware
            Glen Rock Liquor License, Inc. ..............      Missouri
            Haledon Holding Corp. .......................      Delaware
            KSA Management, Inc. ........................      Kansas
            Landing Holding Corp. .......................      Delaware
            Mahwah Holding Corp. ........................      Delaware
            Market Segments, Incorporated ...............      Delaware
            Maywood Holding Corp. .......................      Delaware
            Oradell Holding Corp. .......................      Delaware
            Parsippany Leasing Corp. ....................      Delaware
            Prime Hospitality Franchising, Inc. .........      Delaware
            Prime Hospitality Management Company, Inc. ..      Delaware
            Prime Hotels & Resorts, Inc. ................      Delaware
            Republic Motor Inns, Inc. ...................      Virginia
            Ridgewood Holding Corp. .....................      Delaware
            Roxbury Holding Corp. .......................      Delaware
            Quebec City, Inc. ...........................      Nevada
            Secaucus Holding Corp. ......................      Delaware
            Totowa Holding Corp. ........................      Delaware
            Wayne Holding Corp. .........................      Delaware
            Wellesley Inn & Suites Franchising, Inc. ....      Delaware

      (23) Consent of independent auditors.

      Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of VP-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      None

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(ITEM 15(A))

                                                                                                           PAGE
                                                                                                           ----
            Report of Independent Auditors                                                                 F-2
            Consolidated Financial Statements:
              Balance Sheets at December 31, 2002 and 2001                                                 F-3
              Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000                F-4
              Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000      F-5
              Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                F-6
            Notes to Consolidated Financial Statements                                                     F-7

      All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Prime Hospitality Corp.:

We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Hospitality Corp. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


                                        ERNST & YOUNG LLP

New York, New York
February 11, 2003, except for Note 21, as to which the date is March 26, 2003.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             2002            2001
                                                                                      -----------     -----------
 ASSETS
Current assets:
Cash and cash equivalents ........................................................    $    25,850     $    26,475
Accounts receivable, net of allowance of $611 and $1,065 in 2002 and 2001,
     respectively ................................................................         18,178          19,486
Restricted cash ..................................................................          5,140           3,616
Hotel inventories ................................................................         11,989          12,959
Income tax receivable ............................................................         10,923          12,416
Other current assets .............................................................         10,534           9,456
                                                                                      -----------     -----------
     Total current assets ........................................................         82,614          84,408
Property, equipment and leasehold improvements, net of accumulated
  depreciation and amortization ..................................................        949,730         989,009
Investments in unconsolidated joint ventures .....................................         23,140              --
Assets held for sale .............................................................          8,787          32,106
Mortgages and notes receivable, net of current portion ...........................         13,021          11,953
Other assets .....................................................................         42,357          39,294
                                                                                      -----------     -----------
     Total assets ................................................................    $ 1,119,649     $ 1,156,770
                                                                                      ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses ............................................    $    21,189     $    22,168
Current portion of debt ..........................................................          1,052          10,296
Current portion of deferred income ...............................................          3,527           4,022
Other current liabilities ........................................................         20,985          28,955
                                                                                      -----------     -----------
     Total current liabilities ...................................................         46,753          65,441

Long-term debt, net of current portion ...........................................        284,017         309,736
Deferred income, net of current portion ..........................................         13,338          18,468
Deferred income taxes ............................................................         61,362          44,620
Other liabilities ................................................................          7,503          10,564
                                                                                      -----------     -----------
     Total liabilities ...........................................................        412,973         448,829

Stockholders' equity:
Preferred stock, par value $.10 per share; 20,000,000 shares
     authorized; none issued .....................................................             --              --
Common stock, par value $.01 per share; 75,000,000 shares authorized;
     56,606,381 and 56,221,567 shares issued and outstanding in 2002 and 2001,
     respectively ................................................................            566             562
Capital in excess of par value ...................................................        527,787         525,068
Retained earnings ................................................................        293,292         297,159
Accumulated other comprehensive loss,  net of taxes ..............................             --              (1)
Treasury stock, at cost (11,522,878 and 11,507,078 shares in 2002 and 2001,
     respectively)  ..............................................................       (114,969)       (114,847)
                                                                                      -----------     -----------
     Total stockholders' equity ..................................................        706,676         707,941
                                                                                      -----------     -----------
          Total liabilities and stockholders' equity .............................    $ 1,119,649     $ 1,156,770
                                                                                      ===========     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31
                                                                           -------------------------------------
                                                                                2002          2001          2000
                                                                           ---------     ---------     ---------
Revenues:
  Hotel revenues ......................................................    $ 382,234     $ 455,325     $ 521,931
  Management, franchise and other fees (Note 18) ......................       14,272        12,996        15,529
  Rental and other ....................................................        2,457         2,701         4,304
                                                                           ---------     ---------     ---------
          Total revenues ..............................................      398,963       471,022       541,764

Costs and expenses:
  Hotel operating expenses ............................................      214,485       246,027       265,878
  Rent and other occupancy ............................................       82,310        87,080        82,927
  General and administrative ..........................................       28,888        28,774        28,430
  Depreciation and amortization .......................................       39,673        37,527        40,100
                                                                           ---------     ---------     ---------
          Total costs and expenses ....................................      365,356       399,408       417,335

Operating income ......................................................       33,607        71,614       124,429

Investment income .....................................................        2,863         2,244         1,936
Interest expense ......................................................      (27,583)      (33,643)      (41,325)
Other income ..........................................................        1,244        22,261        13,901
                                                                           ---------     ---------     ---------
Income before income taxes, discontinued operations and
   extraordinary items ................................................       10,131        62,476        98,941
Provision for income taxes ............................................        3,951        24,053        38,607
                                                                           ---------     ---------     ---------
Income before discontinued operations and extraordinary items .........        6,180        38,423        60,334

Discontinued operations:
  Income from discontinued operations, net of income taxes of $270,
     $1,109 and $1,351, respectively ..................................          422         1,846         2,480
  Gain on disposal, net of income taxes of $849 .......................        1,328            --            --
                                                                           ---------     ---------     ---------
Income before extraordinary items .....................................        7,930        40,269        62,814

Extraordinary items, net of income tax benefits of $7,542, $47
   and $201 in 2002, 2001 and 2000, respectively ......................      (11,797)          (76)         (314)
                                                                           ---------     ---------     ---------
Net income (loss) .....................................................    $  (3,867)    $  40,193     $  62,500
                                                                           =========     =========     =========

Basic earnings per common share:
Income before discontinued operations and extraordinary
   items ..............................................................    $    0.13     $    0.86     $    1.32
Discontinued operations ...............................................         0.04          0.04          0.05
Extraordinary items ...................................................        (0.26)           --            --
                                                                           ---------     ---------     ---------
Net income (loss) per common share ....................................    $   (0.09)    $    0.90     $    1.37
                                                                           =========     =========     =========
Diluted earnings per common share:
Income before discontinued operations and extraordinary items .........    $    0.13     $    0.84     $    1.30
Discontinued operations ...............................................         0.04          0.04          0.05
Extraordinary items ...................................................        (0.26)           --         (0.01)
                                                                           ---------     ---------     ---------
Net income (loss) per common share ....................................    $   (0.09)    $    0.88     $    1.34
                                                                           =========     =========     =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               COMMON STOCK       CAPITAL IN
                                                           -------------------     EXCESS OF        RETAINED
                                                             SHARES     AMOUNT     PAR VALUE        EARNINGS
                                                             ------     ------     ---------        --------
Balance December 31, 1999 ...........................      48,483,762    $557      $ 519,834       $ 194,466
Net income ..........................................              --      --             --          62,500
Utilization of net operating loss carryforwards .....              --      --          3,057              --
Proceeds from exercise of stock options .............         228,922       3          1,658              --
Unrealized loss on  marketable securities
   available for sale (net of income taxes) .........              --      --             --              --
Treasury stock purchases ............................      (3,867,300)     --             --              --

Comprehensive income ................................              --      --             --              --
                                                           ----------    ----      ---------       ---------
Balance December 31, 2000 ...........................      44,845,384     560        524,549         256,966
Net income ..........................................              --      --             --          40,193
Proceeds from exercise of stock options .............         245,305       2          2,008              --
Unrealized gain on  marketable securities
   available for sale (net of income taxes) .........              --      --             --              --
Treasury stock purchases ............................        (376,200)     --             --              --
Amortization of pre-fresh start tax basis ...........              --      --         (1,489)             --

Comprehensive income ................................              --      --             --              --
                                                           ----------    ----      ---------       ---------
Balance December 31, 2001 ...........................      44,714,489     562        525,068         297,159
Net loss ............................................              --      --             --          (3,867)
Proceeds from exercise of stock options .............         384,814       4          2,719              --
Unrealized gain on marketable securities
   available for sale (net of income taxes) .........              --      --             --              --
Treasury stock purchases ............................         (15,800)     --             --              --

Comprehensive loss ..................................
                                                           ----------    ----      ---------       ---------
Balance December 31, 2002 ...........................      45,083,503    $566      $ 527,787       $ 293,292
                                                           ==========    ====      =========       =========

                                                            ACCUMULATED
                                                               OTHER
                                                           COMPREHENSIVE        TREASURY                     COMPREHENSIVE
                                                         LOSS, NET OF TAXES      STOCK           TOTAL          INCOME
                                                         ------------------      -----           -----          ------
Balance December 31, 1999 ...........................         $(2,694)         $ (80,163)      $ 632,000       $     --
Net income ..........................................              --                 --          62,500         62,500
Utilization of net operating loss carryforwards .....              --                 --           3,057             --
Proceeds from exercise of stock options .............              --                 --           1,661             --
Unrealized loss on  marketable securities
   available for sale (net of income taxes) .........            (144)                --            (144)          (144)
Treasury stock purchases ............................              --            (30,974)        (30,974)            --
                                                                                                               --------
Comprehensive income ................................              --                 --              --       $ 62,356
                                                              -------          ---------       ---------       ========
Balance December 31, 2000 ...........................          (2,838)          (111,137)        668,100             --
Net income ..........................................              --                 --          40,193         40,193
Proceeds from exercise of stock options .............              --                 --           2,010             --
Unrealized gain on  marketable securities
   available for sale (net of income taxes) .........           2,837                 --           2,837          2,837
Treasury stock purchases ............................              --             (3,710)         (3,710)            --
Amortization of pre-fresh start tax basis ...........              --                 --          (1,489)            --
                                                                                                               --------
Comprehensive income ................................              --                 --              --       $ 43,030
                                                              -------          ---------       ---------       ========
Balance December 31, 2001 ...........................              (1)          (114,847)        707,941             --
Net loss ............................................              --                 --          (3,867)        (3,867)
Proceeds from exercise of stock options .............              --                 --           2,723             --
Unrealized gain on marketable securities
   available for sale (net of income taxes) .........               1                 --               1              1
Treasury stock purchases ............................              --               (122)           (122)            --
                                                                                                               --------
Comprehensive loss ..................................                                                          $(3,866)
                                                              -------          ---------       ---------       ========
Balance December 31, 2002 ...........................              --          $(114,969)      $ 706,676
                                                              =======          =========       =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31
                                                                      ------------------------------------
Cash flows from operating activities:                                      2002         2001          2000
                                                                      ---------     --------     ---------
 Net income (loss) ...............................................    $  (3,867)    $ 40,193     $  62,500
 Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ...............................       40,045       38,411        41,611
     Valuation adjustments on non-hotel properties ...............           --        6,745            --
     Amortization of deferred financing costs ....................        2,235        3,018         2,921
     Utilization of net operating loss carryforwards .............           --           --         3,057
     Premium on early redemption of debt .........................       12,705           --            --
     Write-off of deferred financing fees ........................        6,628           --            --
     Net gains on sales of assets and lease terminations .........       (7,031)     (36,329)      (13,901)
     Net loss on sales of marketable securities ..................           --        4,346            --
    Amortization of deferred income ..............................       (7,792)     (11,619)       (9,984)
    Deferred income taxes ........................................        6,594       27,218        20,744
Increase/(decrease) from changes in other operating assets and liabilities:
   Accounts receivable ...........................................        1,308        8,430        (6,537)
   Other current assets ..........................................        1,372      (10,594)         (866)
   Other assets and liabilities ..................................        1,847       (6,608)      (21,712)
                                                                      ---------     --------     ---------
      Net cash provided by operating activities ..................       54,044       63,211        77,833
Cash flows from investing activities:
  Net proceeds from mortgages and notes receivable ...............          445        1,757         1,387
  Disbursements for mortgages and notes receivable ...............       (1,399)        (469)         (668)
  Proceeds from sales of property, equipment and leasehold
     improvements,  net ..........................................       56,026       32,634       183,497
  Purchases of property, equipment and leasehold improvements ....      (28,513)     (22,982)      (19,702)
  Construction of new hotels .....................................       (5,084)     (19,906)      (19,312)
  Investments in unconsolidated joint ventures ...................      (23,140)          --            --
  Decrease/(increase) in restricted cash .........................       (1,524)      (3,616)          400
  Proceeds from sales of marketable securities ...................           --        3,629            --
  Security deposits on leased hotels .............................           --           --       (16,500)
  Other ..........................................................           --       (1,795)          (20)
                                                                      ---------     --------     ---------
     Net cash (used in) provided by investing activities .........       (3,189)     (10,748)      129,082
Cash flows from financing activities:
  Net proceeds from issuance of debt .............................      303,586       12,626        30,820
  Payments of debt ...............................................     (344,962)     (38,649)     (213,927)
  Premium on early redemption of debt ............................      (12,705)          --            --
  Proceeds from the exercise of stock options and warrants .......        2,723        2,010         1,661
  Purchase of treasury stock .....................................         (122)      (3,710)      (30,974)
                                                                      ---------     --------     ---------
     Net cash (used in) financing activities .....................      (51,480)     (27,723)     (212,420)
Net increase/(decrease) in cash and cash equivalents .............         (625)      24,740        (5,505)
Cash and cash equivalents at beginning of year ...................       26,475        1,735         7,240
                                                                      ---------     --------     ---------
Cash and cash equivalents at end of year .........................    $  25,850     $ 26,475     $   1,735
                                                                      =========     ========     =========

          See Accompanying Notes to Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 -- BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

      Prime Hospitality Corp. ("Prime" or "the Company") is an owner, manager and franchisor of hotels, with 245 hotels in operation containing 31,426 rooms located in 33 states (the "Portfolio") as of December 31, 2002. Prime controls three hotel brands -- AmeriSuites (R), Wellesley Inns & Suites (R) and Prime Hotels and Resorts (R). -- and operates a portfolio of full-service hotels under franchise agreements with national hotel chains. The Company operates and has ownership interests in 126 hotels (the "Owned Hotels"), operates 28 hotels under lease agreements primarily with real estate investment trusts (the "Leased Hotels"), manages 45 hotels for third parties (the "Managed Hotels"), and franchises 46 hotels which it does not operate (the "Franchised Hotels"). The Portfolio is comprised of 149 AmeriSuites hotels, 73 Wellesley Inns & Suites hotels, one Prime Hotels and Resorts hotel and 22 non-proprietary brand hotels.

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

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's investment in a less than majority owned joint venture has been accounted for using the equity method.

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

CASH EQUIVALENTS

      Cash equivalents are highly liquid, unrestricted investments with a maturity of three months or less when acquired. At December 31, 2002 and 2001, cash and cash equivalents were comprised of approximately $25.9 million and $24.5 million, respectively, of cash and money market funds and $0.0 million and $2.0 million, respectively, of commercial paper.

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

      Expenditures for maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

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

      Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell.

LONG-LIVED ASSETS

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS 144, which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". SFAS 144 superseded APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions. SFAS 144 extended the reporting of a discontinued operation to a "component of an entity". Therefore, the operations of assets held for sale or assets sold are required to be presented as discontinued operations in the Company's statement of operations.

      The Company adopted this pronouncement on January 1, 2002. This resulted in the Company having to reclassify certain revenues and expenses to discontinued operations for sold properties where the Company did not retain management. This adoption had no impact on the Company's net income or financial position.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. As of December 31, 2002, investments in unconsolidated joint ventures consisted of the Company's 50% ownership interest in one hotel. There is no joint venture debt as of December 31, 2002.

MORTGAGES AND NOTES RECEIVABLE

      Mortgages and notes receivable are reflected at fair value as of July 31, 1992, plus the cost of advances since that date. The amount of interest income recognized on mortgages and notes receivable is generally based on the stated interest rate and the carrying value of the notes. Interest income on delinquent notes receivable is generally recognized when cash is received.

      The Company measures impairment of its mortgages and notes receivable based on the present value of expected future cash flows discounted at the effective interest rate. Impairment can also be measured based on observable market price or the fair value of collateral, if the mortgages and notes receivable are collateral dependent. If the measure of the impaired mortgage or note receivable is less than the recorded investment, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon its evaluation, the Company determined that no impairment of the mortgage and notes receivable had occurred.

OTHER ASSETS

      Other assets consist primarily of security deposits under the Company's operating lease agreements and deferred issuance costs related to the Company's debt obligations. Deferred issuance costs are amortized over the respective terms of the loans.

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

      Provisions have been made in the consolidated financial statements which represent the expected future payments based on the estimated ultimate cost for incidents, less insured amounts, incurred through the balance sheet date and are included in other current and other long-term liabilities based on the expected payment dates.

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

ADVERTISING COSTS

      The Company expenses all costs, including production costs, of print, radio, television and other advertisements as incurred. Advertising expenses included in general and administrative expenses were $6.7 million, $7.3 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

PRE-OPENING COSTS

      Under Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all pre-opening costs are being expensed as incurred.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans (See Note 11).

      The following table sets forth the Company's pro forma information for its common stockholders for the years ended December 31 (in thousands except earnings per share data):

                                                                   2002           2001           2000
                                                                ----------     ----------     ----------
Net income (loss) as reported ..............................    $   (3,867)    $   40,193    $    62,500
Add: Stock option expense included in net income (loss) ....            --             --             --
Less: Stock option expense determined under fair value
           recognition method for all awards ...............        (3,815)        (2,493)        (5,300)
                                                                ----------     ----------     ----------
Pro forma net income (loss) ................................    $   (7,682)    $   37,700     $   57,200
                                                                ==========     ==========     ==========

Net income (loss) per share as reported:
     Basic .................................................    $     (.09)    $      .90     $     1.37
                                                                ==========     ==========     ==========
     Diluted ...............................................    $     (.09)    $      .88     $     1.34
                                                                ==========     ==========     ==========

Pro forma net income (loss) per share:
     Basic .................................................    $     (.17)    $      .84     $     1.25
                                                                ==========     ==========     ==========
     Diluted ...............................................    $     (.17)    $      .82     $     1.23
                                                                ==========     ==========     ==========

      The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 5%, 5.05% and 5.05%; dividend yields of 0% for 2002, 2001, and 2000; volatility factors of the expected market price of the Company's common stock of 46.6% in 2002 and a weighted-average expected life of the option of 6.5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT

      In April 2002, the Financial Accounting Standards Board issued Statement No. 145 which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". The Statement requires, among other things, the reporting of gains and losses from the early extinguishments of debt as an addition to or a reduction of interest expense. The Statement will be effective for the Company in 2003 at which time the Company will reclassify extraordinary gains and losses from early extinguishments of debt to interest expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In November of 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. The Company does not believe that this Interpretation will have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

      Certain reclassifications have been made to the December 31, 2001 and 2000 consolidated financial statements to conform them to the December 31, 2002 presentation.

NOTE 2 -- HOTEL ACQUISITIONS

      In December 2002, Prime Meadowlands, L.L.C., an entity in which Prime held a 50% interest, acquired the Sheraton Meadowlands Hotel and Conference Center in East Rutherford, NJ. The hotel is managed by Prime and will continue to operate under the Sheraton brand name.

      In January 2003, Nova Scotia Company, an entity in which Prime held a 50% interest, acquired the Quebec City Holiday Inn Select. The hotel is managed by Prime and will continue to operate under the Holiday Inn brand name.

      Prime's partner in both acquisitions is United Capital Corp., an entity in which A.F. Petrocelli, Prime's chairman and chief executive officer, has a controlling ownership interest. Under the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest. There is currently no debt in either joint venture (See Note 21).

      On July 10, 2000, the Company acquired the leasehold interests in 24 Sumner Suites hotels owned by Hospitality Properties Trust ("HPT") from Sholodge, Inc. ("Sholodge") and subsidiaries of the Company entered into lease agreements on three additional Sumner Suites hotels owned by Sholodge for $1.6 million. On November 1, 2000, the Company converted all 27 hotels to its AmeriSuites brand. The leases provide for a fixed annual minimum rent of approximately $27 million plus 8% of revenues in excess of base levels. The leases with HPT and Sholodge expire in 2013 and 2011, respectively, and are renewable at the

Company's option for various periods through 2048 and 2061, respectively. Under the terms of the lease with HPT, the Company posted a $16.5 million cash deposit which will be returned to the Company at the earliest of the end of the lease term or when the hotels achieve a 1.3 to 1.0 cash flow coverage. The Company also received the rights to $28.5 million of other security deposits due upon the expiration of the leases. These other security deposits are recorded at their present value on the Company's financial statements and are being accreted over the term of the lease.

NOTE 3 -- HOTEL DISPOSITIONS

SALE/LEASEBACK TRANSACTIONS

      In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. ("MeriStar") for total consideration of $138.4 million. The Company was operating the hotels under an operating lease agreement, which had a term of ten years. The transaction generated a net gain of approximately $64.9 million, which was deferred and was being recognized as a reduction of rent expense over the life of the lease. In 2001, MeriStar and Prime terminated the leases. The Company received a net termination fee of $1.0 million and recognized the remaining unamortized portion of the deferred gain of $36 million into income. Such amounts are included in other income in the accompanying consolidated financial statement.

      In 1997 and 1998, the Company entered into two separate transactions with Equity Inns, Inc. ("Equity Inns") for the sale and leaseback of 19 AmeriSuites hotels. The transactions generated gross proceeds of $184 million and all 19 hotels were operated by Prime under lease agreements with Equity Inns through December 2001. Effective January 1, 2002, the leases were converted into management agreements and Equity Inns also signed franchise agreements with Prime to license the AmeriSuites name. Both the management and franchise agreements expire on various dates in 2007 and 2008.

      The management agreements have terms similar to the lease agreements and provide for a subsidiary of Prime to share in the cash flow above and to fund deficits below certain thresholds. The agreements also require the Prime subsidiary to guarantee a minimum return to Equity Inns equal to the minimum rents under the prior lease agreements (approximately $20.7 million in aggregate in 2002). The Prime subsidiary's obligations under the management agreements are supported by a guarantee by Prime of approximately $4.0 million.

      The sales of the hotels in 1997 and 1998 generated gains of $36.0 million. Such gains were deferred and amortized over the life of the initial lease (ten years). As of December 31, 2002, approximately $16.9 million remained in deferred income. This amount will continue to be amortized over the remaining life of the management agreement due to Prime's continuing involvement under the management agreement.

OTHER DISPOSITIONS

      In 2002, the Company sold three AmeriSuites, three Wellesley Inns and a full-service hotel for gross proceeds of $60.0 million. The Company retained the franchise rights to the AmeriSuites and Wellesley Inns under 20-year franchise agreements. The Company also entered into agreements to manage two of the AmeriSuites hotels which were sold. The gains on the sales of the hotels are recorded in discontinued operations, net of tax, except for the two hotels managed by Prime which are recorded in other income.

      During 2001, the Company sold one AmeriSuites hotel for $14.0 million, four Wellesley Inns for $15.4 million and two parcels of land for $5.1 million. The Company recognized a net gain of $3.1 million in these dispositions. The net gain is included in other income. The Company retained the franchise rights on the AmeriSuites and Wellesley Inns properties pursuant to 20-year franchise agreements. The Company also entered into an agreement to manage the AmeriSuites property it sold.

      During 2000, the Company sold five AmeriSuites hotels for $56.0 million, ten Wellesley Inns for $45.0 million, one full-service hotel for $18.2 million and five land parcels for $4.8 million. In addition, the Company sold its Frenchman's Reef hotel in St. Thomas, U.S.V.I. ("Frenchman's Reef") for $73.0 million. During 1999, the Company had reduced the carrying value of this asset by $24.5 million to reflect the estimated fair value less the costs to sell the hotel.

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

      Asset sales generated net gains of approximately $13.9 million during 2000, which are included in other income in the accompanying consolidated financial statements. The Company also retained the franchise rights on the AmeriSuites and Wellesley Inns under 20-year franchise agreements. In addition, the Company entered into management agreements on one of the sold AmeriSuites and four of the sold Wellesley Inns.

NOTE 4 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                         DECEMBER 31,                YEARS OF
                                                                       2002              2001     USEFUL LIFE
                                                                -----------       -----------     -----------
      Land and land leased to others                            $   136,926       $   140,497
      Buildings and improvement                                     833,560           836,098        20 to 40
      Furniture, fixtures and autos                                 174,498           169,745         3 to 10
      Leasehold improvements                                          3,414             7,050         3 to 40
      Construction in progress                                        1,956            11,151
                                                                -----------       -----------
           Sub-total                                              1,150,354         1,164,541
      Less accumulated depreciation and amortization               (200,624)         (175,532)
                                                                -----------       -----------
      Total property, equipment and leasehold improvements      $   949,730       $   989,009
                                                                ===========       ===========

      At December 31, 2002, the Company is the lessor of land and certain restaurant facilities primarily in Company-owned hotels with an approximate aggregate book value of $6.5 million pursuant to noncancelable operating leases expiring on various dates through 2010. Minimum future rent under such leases for each of the next 5 years subsequent to December 31, 2002, and thereafter are as follows:

            2003 ..........         $  754
            2004 ..........            221
            2005 ..........            223
            2006 ..........            225
            2007 ..........            225
            Thereafter ....            202
                                    ------
            Total .........         $1,850
                                    ======

      Depreciation and amortization expense on property, equipment and leasehold improvements, including amounts for discontinued operations, was $40.0 million, $38.4 million and $41.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      During the years ended December 31, 2002, 2001 and 2000, the Company capitalized $1.3 million, $1.6 million and $2.3 million, respectively, of interest related to borrowings used to finance hotel construction.

      In order to facilitate future tax-deferred exchanges of hotel properties, the Company entered into arrangements with an unaffiliated third party under
Section 1031 of the Internal Revenue Code of 1986, as amended. At December 31, 2002, the Company had loans of approximately $59.7 million to such third party, which represented the total costs to construct and furnish five AmeriSuites hotels. These loans are classified as property, equipment and leasehold improvements in the Company's accompanying financial statements.

NOTE 5 -- ASSETS HELD FOR SALE

      As of December 31, 2002, assets held for sale consist of land parcels which the Company no longer intends to develop. These parcels are being actively marketed for sale and it is the Company's intention to dispose of these assets in the next year. At December 31, 2001, assets held for sale consisted of these land parcels and hotels which were sold in 2002.

      During 2001, the Company recorded a valuation allowance of $6.7 million against the land parcels held for sale. The adjustment represented the difference between the carrying cost of the assets and the fair market value, less the costs to sell the assets and is recorded in other income in the Company's consolidated statement of operations. Management estimated the fair market value based on comparative land sales in their respective markets.

NOTE 6 -- MORTGAGES AND NOTES RECEIVABLE

      Mortgages and notes receivable are comprised of the following (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                        2002         2001
                                                    --------     --------
            Properties leased by the Company (a)    $  9,113     $  9,491
            Other(b)                                   4,355        2,922
                                                    --------     --------
            Total mortgages and notes receivable      14,468       12,413
            Less current portion                        (447)        (460)
                                                    --------     --------
            Long-term portion                       $ 13,021     $ 11,953
                                                    ========     ========

      (a) At December 31, 2002, the Company is the holder of mortgage notes receivable with a book value of $9.1 million secured by the Company's leasehold positions in three hotels. These notes bear interest at rates ranging from 8.5% to 13.0% and mature on various dates from 2008 through 2015. The mortgages were derived from the sales of hotel properties.

      (b) Other notes receivable consist primarily of mezzanine loans issued to franchisees, secured by hotel properties managed by the Company and development loans to franchisees. Other notes receivable mature through 2012 and bear interest at an approximate effective rate of
            8.3 %.

NOTE 7 -- DEBT

Debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                          -----------------------
                                                               2002          2001
                                                          ---------     ---------
            8 3/8% Senior Subordinated Notes(a) ......    $ 200,000     $      --
            9 3/4% Senior Subordinated Notes(a) ......           --       190,000
            Revolving Credit Facility(b) .............       70,000            --
            9 1/4% First Mortgage Notes(c) ...........           --       103,970
            Mortgages and other notes payable(d) .....       15,069        26,062
                                                          ---------     ---------
            Total debt ...............................      285,069       320,032
            Less current maturities ..................       (1,052)      (10,296)
                                                          ---------     ---------
            Long-term debt, net of current portion ...    $ 284,017     $ 309,736
                                                          =========     =========

(a) On April 29, 2002, the Company completed the issuance of $200 million of 8 3/8% Senior Subordinated Notes (the "8 3/8 Notes"). The Company used the proceeds of the issuance of the 8 3/8% Notes, together with available cash, to redeem all of its $190.0 million of outstanding 9 3/4% Notes. The redemption price was $1,050 per $1,000 principal amount of the 9 3/4% Notes plus accrued and unpaid interest (See Note 15). The 8 3/8% Notes are unsecured obligations of the Company and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The 8 3/8% Notes mature in April 2012.

(b) In July, 2002, Prime retired its $125 million revolving credit facility which was to expire in December 2002 and entered into a new $125 million credit facility (the "Credit Facility") with a syndicate of financial institutions which is available until August 2006. The Company had borrowings of $70.0 million under the Credit Facility at LIBOR +2.25%, or approximately 4.1%, as of December 31, 2002. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime's subsidiaries. In addition, under certain circumstances the Company has the right to increase the Credit Facility by an aggregate amount up to $100 million either through a term loan or an increase in the revolving line of credit. The credit agreement contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, the Company must maintain a debt to EBITDA ratio of 4.5 times (4.25 times after June 30, 2003) and an EBITDA to interest ratio of 2.35 times (2.50 times after June 30, 2003). The Company was in compliance with all covenants at December 31, 2002. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

(c) In August 2002, Prime redeemed all of its $103.5 million of outstanding 9 1/4% Notes. The redemption price was 103.083% of the principal amount of the 9 1/4% Notes, plus accrued and unpaid interest (See Note 15). Prime funded the redemption with borrowings under the Credit Facility plus cash on hand.

(d) The Company has two mortgage notes payable that are secured by hotel properties with a book value of $33.0 million. At December 31, 2002 these notes bear interest at 6.7% and 8.6%, and mature in 2004 and 2009.

Maturities of long-term debt subsequent to December 31, 2002 are as follows (in thousands):

            2003 ..........    $  1,052
            2004 ..........       1,122
            2005 ..........         229
            2006 ..........      70,250
            2007 ..........         272
            Thereafter ....     212,144
                               --------
            Total .........    $285,069
                               ========

NOTE 8 -- OTHER CURRENT ASSETS/LIABILITIES

Other current assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             ------------------
                                                                2002       2001
                                                             -------    -------
            Deferred tax asset ..........................    $ 3,940    $ 5,591
            Prepaid expenses ............................      1,403      1,725
            Other .......................................      5,191      2,140
                                                             -------    -------
                      Total other current assets ........    $10,534    $ 9,456
                                                             =======    =======

Other current liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             ------------------
                                                                2002       2001
                                                             -------    -------
            Interest payable ............................    $ 2,550    $ 9,130
            Accrued payroll and related benefits ........      5,544      4,680
            Accrued sales and use taxes .................      2,333      2,585
            Insurance reserves ..........................      4,709      4,694
            Other .......................................      5,849      7,866
                                                             -------    -------
                      Total other current liabilities ...    $20,985    $28,955
                                                             =======    =======

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

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

      All of the lease agreements related to the 27 AmeriSuites hotels contain restrictions which prevent the Company from operating an AmeriSuites hotel or similar type of hotel within a restricted area.

      On January 1, 2002, the Company converted its leases on 19 AmeriSuites it leased from Equity Inns into management agreements. These management agreements run for the unexpired term of the leases they replaced and require Prime to guarantee a certain minimum level of cash flow (See Note 3).

Below is a schedule of the future guaranteed minimum cash flow levels (in thousands):

                                  Operating      Management
                                     Leases      Agreements           Total
                                  ---------      ----------        --------
            2003 ..........        $ 35,628        $ 20,717        $ 56,345
            2004 ..........          35,381          20,717          56,098
            2005 ..........          35,289          20,717          56,006
            2006 ..........          35,224          20,717          55,941
            2007 ..........          35,228          20,717          55,945
            Thereafter ....         192,219           4,524         196,743
                                   --------        --------        --------
            Total .........        $368,969        $108,109        $477,078
                                   ========        ========        ========

      Rental expense for all operating leases, including those agreements with terms of less than one year, and owner's return for the Equity Inns management agreements consist of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                     DECEMBER 31,
                                            -----------------------------
                                               2002       2001       2000
                                            -------    -------    -------
            Rentals ....................    $59,967    $65,709    $56,878
            Contingent rentals .........      1,501      5,738     14,859
                                            -------    -------    -------
                     Rental expense ....    $61,468    $71,447    $71,737
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

      On August 18, 1999, plaintiff Nick Pourzal, a former employee of the Company, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended compliant, to add claims for (i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) to confirm an arbitration award relating to the Company's termination of plaintiff's employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys' fees and expenses. Prime believes that the plantiff's action is without merit and intends to vigorously defend this case.

      In August 2002, the Company paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision by the American Arbitration Association rendered on June 26, 2002.

NOTE 10 -- INCOME TAXES (BENEFITS)

      The provision (benefit) for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                   DECEMBER 31,
                                        ---------------------------------
                                            2002         2001        2000
                                        --------     --------     -------
            Current:
                 Federal ...........    $ (9,627)    $ (1,200)    $14,913
                 State .............         561         (903)      4,100
                                        --------     --------     -------
                                        $ (9,066)      (2,103)     19,013
            Deferred:
                 Federal ...........       7,507       22,494      18,144
                 State .............        (913)       4,724       2,600
                                        --------     --------     -------
                                           6,594       27,218      20,744
                                        --------     --------     -------
                           Total ...    $ (2,472)    $ 25,115     $39,757
                                        ========     ========     =======

      Income taxes are provided at the applicable federal and state statutory rates. The tax effects of the changes in the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                    2002         2001         2000
                                                                 -------     --------     --------
      Utilization of net operating loss .....................    $    --     $      --    $  3,057
      Amortization of deferred gains ........................      1,507       16,928        3,495
      Change in accounting method for depreciation ..........         --       10,675           --
      Depreciation ..........................................        352         (350)        (268)
      Property valuation reserves ...........................        223       (1,131)        (875)
      Property sales ........................................      2,826         (546)      14,895
      State income tax, net of federal income tax benefit ...       (593)       3,070        1,690
      Arbitration settlement ................................      1,748           --           --
      Other .................................................        531       (1,428)      (1,250)
                                                                 -------     --------     --------
                Total .......................................    $ 6,594     $ 27,218     $ 20,744
                                                                 =======     ========     ========

The following is a reconciliation of the statutory Federal tax (benefit) rate to the Company's effective income tax rate:

                                                                           DECEMBER 31,
                                                                 ------------------------------
                                                                   2002        2001        2000
                                                                 ------      ------      ------
            Statutory Federal tax (benefit) rate ............     (35.0%)      35.0%       35.0%
            State income taxes, net of
                  Federal  tax (benefit) rate ...............      (3.6%)       3.8%        4.3%
            Other, net ......................................      (0.4%)      (0.3)%      (0.3)%
                                                                 ------      ------      ------
                      Effective income tax (benefit) rate ...     (39.0%)      38.5%       39.0%
                                                                 ======      ======      ======

      At December 31, 2002, the Company had available federal net operating loss carry forwards related to PMI of approximately $52.4 million, which will expire in 2006. This amount is subject to an annual utilization limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.

      The Company has not recognized the future tax benefits associated with the net operating loss carryforwards. Accordingly, the Company has provided a valuation allowance of approximately $18.3 million against the deferred tax asset at December 31, 2002. To the extent any available carry forwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders' equity and will have no effect on the income tax provision for financial reporting purposes. For the year ended December 31, 2000, the Company recognized $3.1 million of such benefits as a contribution to stockholders' equity and a corresponding reduction of the valuation allowance associated with the net operating losses.

      At December 31, 2002, the Company had deferred tax liabilities of $57.3 million relating to the differences in the methods of accounting for the Company's fixed assets.

NOTE 11 -- COMMON STOCK AND COMMON STOCK EQUIVALENTS

COMMON STOCK

      During 2002, 2001 and 2000, the Company repurchased approximately 15,800, 376,200 and 3.9 million shares of its common stock at average cost of $7.72, $9.86 and $8.00 per share, respectively. The Revolving Credit Facility contains covenants which limit the purchase of these shares to $25.0 million per year.

STOCK OPTIONS

      The Company has adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. At December 31, 2002, a total of 6.4 million options were outstanding with another 2.6 million options available to be issued. At December 31, 2002, the weighted average contractual life remaining related to these options outstanding is approximately 7.5 years and the weighted average exercise price of the options outstanding is $8.50.

      In October 2001, the Company granted options to purchase 3,000,000 shares of common stock to the Company's president and CEO. These options vest ratably over a three year period. The options are priced at $9.12 per share, which reflects the market value at the date of grant, and expire in 2011. At December 31, 2002, all of these options were outstanding.

      In October 1998, the Board of Directors granted options to purchase 1,750,000 shares of common stock to the Company's president and CEO. These options vest ratably over a five-year period with respect to 1,000,000 of the options. The additional 750,000 options vest as certain performance criteria are met or, if the criteria are not met, the options vest eight years after the original grant date. At December 31, 2002, 1,750,000 options were outstanding under this plan. The options are priced at $5.91 per share, which reflects the market value at the date of grant, and expire in 2008.

      Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant's employment with the Company in equal annual installments over a three-year period from the date of grant and expire ten years from the date of grant. During 2002, 2001 and 2000, respectively, options to purchase 332,000, 268,000 and 454,000 shares of common stock, respectively, were granted under this plan. At December 31, 2002, 1,202,000 options were outstanding under this plan. The options are priced from $8.45 to $11.25 and expire from 2005 to 2012.

      Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options are fully vested and exercisable one year after the date of grant and expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. At December 31, 2002, 400,000 options were outstanding under this plan. The options are priced from $8.63 to $12.49 and expire from 2005 to 2012.

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

The following is a summary of the stock options outstanding:

                                                          NUMBER            OPTION PRICE
                                                         OF SHARES            PER SHARE
                                                        ----------         ---------------
            Outstanding at December 31, 1999 ...         3,989,000
            Granted ............................           454,000            $9.16-$10.41
            Exercised ..........................          (229,000)           $4.72-$10.00
            Canceled ...........................          (367,000)           $4.72-$11.25
                                                        ----------         ---------------
            Outstanding at December 31, 2000 ...         3,847,000
            Granted ............................         3,268,000             $8.60-$9.12
            Exercised ..........................          (245,000)         $4.72 - $11.25
            Canceled ...........................          (263,000)         $4.72 - $11.25
                                                        ----------         ---------------
            Outstanding at December 31, 2001 ...         6,607,000
            Granted ............................           332,000          $8.45 - $12.49
            Exercised ..........................          (385,000)         $4.72 - $12.49
            Canceled ...........................          (202,000)         $4.72 - $11.25
                                                        ----------         ---------------
            Outstanding at December 31, 2002 ...         6,352,000          $5.91 - $12.49
            Exercisable at December 31, 2000 ...         1,705,000          $4.72 - $13.78
                                                         =========
            Exercisable at December 31, 2001 ...         1,860,000          $4.72 - $11.25
                                                         =========
            Exercisable at December 31, 2002 ...         2,845,000          $5.91 - $12.05
                                                         =========

NOTE 12 -- EARNINGS PER SHARE

                                                                      FOR THE YEAR ENDED,
                                                                       DECEMBER 31, 2002
                                                            --------------------------------------
                                                                                         PER-SHARE
                                                             INCOME          SHARES        AMOUNT
                                                            --------         ------      ---------
      Basic Earnings (loss) per Share:
      Net income (loss) ............................        $ (3,867)        45,051        $(0.09)
      Diluted Earnings (loss) per Share:
      Common stock equivalents(a) ..................              --             --           --
                                                            --------         ------        -----
      Net income (loss) plus assumed conversions ...        $ (3,867)        45,051        $(0.09)
                                                            ========         ======        =====

                                                                      FOR THE YEAR ENDED,
                                                                       DECEMBER 31, 2001
                                                            --------------------------------------
                                                                                         PER-SHARE
                                                             INCOME          SHARES        AMOUNT
                                                            --------         ------      ---------
      Basic Earnings per Share:
      Net income ...................................        $ 40,193         44,740        $ .90
      Diluted Earnings per Share:
      Common stock equivalents .....................              --          1,138         (.02)
                                                            --------         ------        -----
      Net income plus assumed conversions ..........        $ 40,193         45,878        $ .88
                                                            ========         ======        =====

                                                                      FOR THE YEAR ENDED,
                                                                       DECEMBER 31, 2000
                                                            --------------------------------------
                                                                                         PER-SHARE
                                                             INCOME          SHARES        AMOUNT
                                                            --------         ------      ---------
      Basic Earnings per Share:
      Net income ...................................        $ 62,500         45,718        $1.37
      Diluted Earnings per Share:
      Common stock equivalents .....................              --            806         (.03)
                                                            --------         ------        -----
      Net income plus assumed conversions ..........        $ 62,500         46,524        $1.34
                                                            ========         ======        =====

(a) Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the incremented shares attributed to dilutive outstanding options which represents common stock equivalents. Common stock equivalents outstanding for 2002 of 1.4 million were anti-dilutive and were not included in the calculation of diluted earnings per share.

NOTE 13 - HOTEL REVENUES

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone, movies and vending revenues) and food and beverage revenues. For the years ended December 31, 2002, 2001 and 2000 hotel revenues were comprised of the following:

                                                        DECEMBER 31,
                                              --------------------------------
                                                  2002        2001        2000
                                              --------    --------    --------
            Lodging revenues .............    $361,934    $427,394    $477,218
            Food and beverage revenues ...      20,300      27,931      44,713
                                              --------    --------    --------
                 Total hotel revenues ....    $382,234    $455,325    $521,931
                                              ========    ========    ========

NOTE 14 -- OTHER INCOME

      Other income consists of items which are not considered part of the Company's recurring operations and is composed of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                     2002         2001        2000
                                                                  -------     --------     -------
            Gains on property sales and lease terminations ...    $ 5,744     $ 36,329     $13,901
            Valuation reserves - non-hotel assets ............         --       (6,745)         --
            Loss on the sale of marketable securities ........         --       (4,346)         --
            Contract termination litigation ..................     (4,500)          --          --
            Other ............................................         --       (2,977)         --
                                                                  -------     --------     -------
                      Total ..................................    $ 1,244     $ 22,261     $13,901
                                                                  =======     ========     =======

NOTE 15 -- EXTRAORDINARY ITEMS

      In 2002, extraordinary items consisted of the impact, net of income taxes, of premiums paid in connection with the redemption of the 9 3/4% Notes and the 9 1/4% Notes and the write-off of unamortized deferred loan fees associated with the 9 3/4% Notes, the 9 1/4% Notes and the former revolving credit facility.

NOTE 16 -- OTHER COMPREHENSIVE INCOME

      For the years ended December 31, 2002, 2001 and 2000, comprehensive income consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                     -------------------------------
                                                                        2002        2001        2000
                                                                     -------     -------    --------
            Net income (loss) ...................................    $(3,867)    $40,193    $ 62,500
            Unrealized (loss) gain on marketable securities,
                (net of income taxes of $0, $1,814 and $(92),
                 respectively for 2002, 2001 and 2000 ...........          1       2,837        (144)
                                                                     -------     -------    --------
                      Total .....................................    $(3,866)    $43,030    $ 62,356
                                                                     =======     =======    ========

NOTE 17 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities approximate their reported carrying amounts.

                                                                     DECEMBER 31,
                                                   --------------------------------------------------
                                                            2002                         2001
                                                   ----------------------      ----------------------
                                                   CARRYING        FAIR        CARRYING        FAIR
                                                    AMOUNT         VALUE        AMOUNT         VALUE
                                                    ------         -----        ------         -----
            Mortgage and notes receivable ...      $ 13,021      $ 13,021      $ 11,953      $ 11,953
            Long-term debt ..................      $284,017      $277,267      $309,736      $311,296

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

NOTE 18 -- RELATED PARTY TRANSACTIONS

      The following summarizes significant financial information with respect to transactions with present officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                       DECEMBER 31,
                                                   --------------------
                                                   2002    2001    2000
                                                   ----    ----    ----
            Management and other fee income ...    $117    $121    $165

      The amounts above relate to two hotels managed by the Company for an entity controlled by the Company's chairman and chief executive officer.

      As disclosed in Note 2, the Company acquired a 50% interest in two hotels with United Capital Corp., an entity controlled by the Company's chairman and chief executive officer (one acquired in December 2002 and the other in January
2003). The impact on the statement of operations in 2002 was a loss of $2,000 (See Note 21).

NOTE 19 -- SUPPLEMENTAL CASH FLOW INFORMATION

      The following summarizes non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                                                DECEMBER 31,
                                                                                          -----------------------
                                                                                          2002    2001       2000
                                                                                          ----    ----    -------
      Marketable securities exchanged in connection with the acquisition of hotels ...      --      --    $ 1,652
      Hotels sold in exchange for assumption of debt .................................      --      --     17,364
      Note receivable and equity interests received from the sale of hotels ..........      --      --      3,348

      Cash paid for interest was $28.5 million, $32.3 million and $43.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Cash paid for income taxes was $0.6 million, $12.5 million and $21.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 20 -- GEOGRAPHIC AND BUSINESS INFORMATION

      The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand and the full-service segment under major national franchises. The AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 31 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites hotel has between 100 to 130 rooms and suites. Full-service hotels compete primarily in the upscale segment, with food and beverage service and banquet facilities under franchise agreements with national hotel brands. The Company's full-service hotels are primarily located in the northeastern region of the United States.

      The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its Owned Hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized by certain of its hotel properties. The Company's taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. Other income, net consist of property transactions, which are not part of the recurring operation of the Company. The allocation of interest expense, taxes and other income, are not evaluated at the segment level.

      The following table presents revenues and other financial information by business segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                    LIMITED          FULL
      DECEMBER 31, 2002            ALL-SUITES       SERVICE       SERVICE    CORPORATE/ OTHER     CONSOLIDATED
                                   ----------       -------       -------    ----------------     ------------
      Revenues ................      $233,764      $ 73,241      $ 75,229           $  16,729       $  398,963
      EBITDA ..................        30,591        13,862        18,393              10,434           73,280
      Depreciation and
        Amortization ..........        19,422        12,565         5,900               1,786           39,673
      Capital expenditures ....        13,876         3,363         2,355              14,003           33,597
      Total Assets ............       547,566       339,540        92,999             139,544        1,119,649

                                                    LIMITED          FULL
      DECEMBER 31, 2001            ALL-SUITES       SERVICE       SERVICE    CORPORATE/ OTHER     CONSOLIDATED
                                   ----------       -------       -------    ----------------     ------------
      Revenues ................      $258,118      $ 87,439      $109,768           $  15,697       $  471,022
      EBITDA ..................        64,954        28,372        24,903              (9,088)         109,141
      Depreciation and
        Amortization ..........        18,938        11,385         5,662               1,542           37,527
      Capital expenditures ....        26,458        10,109         3,389               2,932           42,888
      Total Assets ............       597,780       363,802       107,828              87,360        1,156,770

                                                    LIMITED          FULL
      DECEMBER 31, 2000            ALL-SUITES       SERVICE       SERVICE    CORPORATE/ OTHER     CONSOLIDATED
                                   ----------       -------       -------    ----------------     ------------
      Revenues ................      $254,514      $104,389      $163,028           $  19,833       $  541,764
      EBITDA ..................        78,179        40,503        38,814               7,033          164,529
      Depreciation and
        Amortization ..........        19,528        12,412         6,984               1,175           40,099
      Capital expenditures ....        20,039         8,351         6,381               4,243           39,014
      Total Assets ............       600,196       372,997       115,771              76,908        1,165,872

      The following table reconciles income before discontinued operations and extraordinary items to EBITDA for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                     DECEMBER 31
                                                         ------------------------------------
                                                             2002          2001          2000
                                                         --------     ---------     ---------
            Income before discontinued operations
               and extraordinary items ..............    $  6,180     $  38,423     $  60,334
            Provision for income taxes ..............       3,951        24,053        38,607
            Other income ............................      (1,244)      (22,261)      (13,901)
            Interest expense ........................      27,583        33,643        41,325
            Investment income .......................      (2,863)       (2,244)       (1,936)
            Depreciation and amortization ...........      39,673        37,527        40,100
                                                         --------     ---------     ---------
            EBITDA ..................................    $ 73,280     $ 109,141     $ 164,529
                                                         ========     =========     =========

NOTE 21 - SUBSEQUENT EVENTS

      In March 2003, Ark Meadowlands, Inc, an unrelated third party, purchased a 20% interest at cost in Prime Meadowlands, LLC and Ark Quebec, Inc. an unrelated third party, purchased a 20% interest at cost in Nova Scotia Company. The purchases reduced Prime's and United Capital Corp's ownership to 40% each in both entities.

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

DATE: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

         Signature                                    Title
         ---------                                    -----

      A.F. Petrocelli                   Chairman of Board of Directors,
                                        President and Chief Executive Officer


      Douglas Vicari                    Director, Senior Vice President and
                                        Chief Financial Officer


      Lawrence Friedland                Director


      Allen Kaplan                      Director


      Howard M. Lorber                  Director


      Herbert Lust, II                  Director


      Jack H. Nusbaum                   Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Hospitality Corp. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A.F. Petrocelli, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d)
                   of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
                                    Company.


/s/ A.F. Petrocelli
-----------------------
A.F. Petrocelli
Chief Executive Officer

March 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Hospitality Corp. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas
W. Vicari, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d)
                   of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
                                    Company.


/s/ Douglas W. Vicari
-----------------------
Douglas W. Vicari
Chief Financial Officer

March 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Hospitality Corp. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas
W. Vicari, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d)
                   of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
                                    Company.

/s/ Richard T. Szymanski
------------------------
Richard T. Szymanski
Vice President - Finance

March 28, 2003