Form 10-Q
period 2003-03-31
PRIME HOSPITALITY CORP
filed 2003-05-15
CIK 80293

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (MARK ONE)
                  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The registrant had 44,733,000 shares of common stock, $.01 par value, outstanding as of May 13, 2003.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                      March 31, 2003 (Unaudited) and December 31, 2002...................................        1

                  Consolidated Statements of Operations
                      Three months ended March 31, 2003 and 2002 (Unaudited) ............................        2

                  Consolidated Statements of Cash Flows
                      Three months ended March 31, 2003 and 2002 (Unaudited) ............................        3

                  Notes to Interim Consolidated Financial Statements (Unaudited).........................        4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................        9

Item 3.           Quantitative and Qualitative
                  Disclosures About Market Risk..........................................................       14

Item 4.           Disclosure
                  Controls and Procedures................................................................       15

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings......................................................................       16

Item 2.           Changes in Securities and Use of Proceeds..............................................       16

Item 3.           Defaults upon Senior Securities........................................................       16

Item 4.           Submission of Matters to a Vote of Security Holders....................................       16

Item 5.           Other Information......................................................................       16

Item 6.           Exhibits and Reports on Form 8-K.......................................................       16

Signatures        .......................................................................................       17

              THIS PAGE LEFT BLANK INTENTIONALLY FOR PAGE NUMBERING
                                 DO NOT DELETE.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2003            2002
                                                                                    ------------     ------------
                                                                                    (Unaudited)
                                     ASSETS

Current assets:
       Cash and cash equivalents ...............................................    $     8,108      $    25,850
       Accounts receivable (net of allowances of $686 and $611
             in 2003 and 2002, respectively) ...................................         22,533           18,178
       Restricted cash .........................................................          4,707            5,140
       Hotel inventories .......................................................         11,941           11,989
       Income tax receivable ...................................................         15,165           10,923
       Other current assets ....................................................          7,862           10,534
                                                                                    -----------      -----------
                   Total current assets ........................................         70,316           82,614

Property, equipment and leasehold improvements,
       net of accumulated depreciation and amortization ........................        946,982          949,730
Assets held for sale ...........................................................          8,787            8,787
Investments in unconsolidated joint ventures ...................................         23,911           23,140
Mortgages and notes receivable, net of
       current portion .........................................................         13,363           13,021
Other assets ...................................................................         40,965           42,357
                                                                                    -----------      -----------

                   TOTAL ASSETS ................................................    $ 1,104,324      $ 1,119,649
                                                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses ...................................    $    19,861      $    21,189
       Current portion of debt .................................................          1,055            1,052
       Current portion of deferred income ......................................          3,527            3,527
       Other current liabilities ...............................................         23,545           20,985
                                                                                    -----------      -----------
                   Total current liabilities ...................................         47,988           46,753

Long-term debt, net of current portion .........................................        278,463          284,017
Deferred income ................................................................         12,389           13,338
Deferred income taxes ..........................................................         61,362           61,362
Other liabilities ..............................................................          6,039            7,503
                                                                                    -----------      -----------

                   Total liabilities ...........................................        406,241          412,973

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.10 per share;
             20,000,000 shares authorized; none issued
       Common stock, par value $.01 per share; 75,000,000 shares authorized;
             56,606,381 shares issued and outstanding
             at March 31, 2003 and December 31, 2002 ...........................            566              566
       Capital in excess of par value ..........................................        527,787          527,787
       Retained earnings .......................................................        286,660          293,292
       Treasury stock (11,872,878 and 11,522,878 shares
             at March 31, 2003 and December 31, 2002, respectively) ............       (116,930)        (114,969)
                                                                                    -----------      -----------
                   Total stockholders' equity ..................................        698,083          706,676
                                                                                    -----------      -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................    $ 1,104,324      $ 1,119,649
                                                                                    ===========      ===========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           2003              2002
                                                                                         --------          --------
Revenues:
       Hotel revenues ..........................................................         $ 83,981          $ 91,779
       Management, franchise and other fees ....................................            4,220             2,750
       Rental and other revenues ...............................................              515               612
                                                                                         --------          --------
                   Total revenues ..............................................           88,716            95,141

Costs and expenses:
       Hotel operating expenses ................................................           51,502            50,646
       Rent and other occupancy ................................................           20,986            20,457
       General and administrative ..............................................            9,073             6,565
       Depreciation and amortization ...........................................           10,633             9,827
                                                                                         --------          --------
                   Total costs and expenses ....................................           92,194            87,495

Operating income (loss) ........................................................           (3,478)            7,646

Investment income ..............................................................              442               485
Interest expense ...............................................................           (5,628)           (7,753)
Gains on retirement of debt ....................................................              800                 -
                                                                                         --------          --------

Income (loss) before equity in earnings of unconsolidated joint
     ventures, income taxes and discontinued operations ........................           (7,864)              378

Equity in earnings of unconsolidated joint ventures ............................              190                 -
                                                                                         --------          --------

Income (loss) before income taxes and discontinued operations ..................           (7,674)              378
Provision (benefit) for income taxes ...........................................           (2,993)              147
                                                                                         --------          --------

Income (loss) before discontinued operations ...................................           (4,681)              231

Discontinued operations:
       Income (loss) from discontinued operations, net of income taxes .........             (405)              112
       Gain (loss) on disposal, net of income taxes ............................           (1,546)              431
                                                                                         --------          --------

Net income (loss) ..............................................................         ($ 6,632)         $    774
                                                                                         ========          ========

Earnings (loss) per common share:
Basic:

       Income (loss) before discontinued operations ............................         ($  0.11)         $   0.01
       Income (loss) from discontinued operations,
             net of income taxes ...............................................            (0.04)             0.01
                                                                                         --------          --------
Net income (loss)  .............................................................         ($  0.15)         $   0.02
                                                                                         ========          ========

Diluted:

       Income (loss) before discontinued operations ............................         ($  0.11)         $   0.01
       Income (loss) from discontinued operations,
             net of income taxes ...............................................            (0.04)             0.01
                                                                                         --------          --------
Net income (loss)  .............................................................         ($  0.15)         $   0.02
                                                                                         ========          ========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                                    2003            2002
                                                                                                  --------        --------
Cash flows from operating activities:
      Net income (loss) ...................................................................       $ (6,632)       $    774
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
            Depreciation and amortization .................................................         10,654           9,990
            Amortization of deferred financing costs ......................................            294             811
            Utilization of net operating loss carryforwards ...............................              -             495
            Valuation adjustment ..........................................................          2,534            (706)
            Gains on retirement of debt ...................................................           (800)              -
            Amortization of deferred income ...............................................           (950)           (882)
            Equity in earnings of unconsolidated joint ventures ...........................           (190)              -
            Increase (decrease) from changes in other operating assets and liabilities:
                  Accounts receivable .....................................................         (4,355)          1,200
                  Other current assets ....................................................         (2,281)         (2,772)
                  Other liabilities .......................................................         (1,043)         (3,969)
                                                                                                  --------        --------

                  Net cash provided by (used in) operating activities .....................         (2,769)          4,941

Cash flows from investing activities:
      Proceeds from mortgages and notes receivable ........................................            310              98
      Disbursements for mortgages and notes receivable ....................................           (205)           (243)
      Proceeds from sales of property, equipment and leasehold improvements ...............              -          15,022
      Construction and conversion of hotels ...............................................              -          (2,836)
      Purchases of property, equipment and leasehold improvements .........................         (8,100)           (697)
      Investments in unconsolidated joint ventures ........................................         (6,630)              -
      Proceeds from sales of interests in unconsolidated joint ventures ...................          5,859               -
      Other ...............................................................................            822          (1,640)
                                                                                                  --------        --------

                  Net cash provided by (used in) investing activities .....................         (7,944)          9,704

Cash flows from financing activities:
      Net proceeds from issuance of debt ..................................................          5,000               -
      Payments of debt ....................................................................        (10,068)         (9,322)
      Purchase of common stock ............................................................         (1,961)              -
      Proceeds from the exercise of stock options .........................................              -           1,212
                                                                                                  --------        --------
                  Net cash used in financing activities ...................................         (7,029)         (8,110)
                                                                                                  --------        --------

      Net increase (decrease) in cash and cash equivalents ................................        (17,742)          6,535

      Cash and cash equivalents at beginning of period ....................................         25,850          30,091
                                                                                                  --------        --------
      Cash and cash equivalents at end of period ..........................................       $  8,108        $ 36,626
                                                                                                  ========        ========

OTHER CASH FLOW DISCLOSURES:
      Interest paid .......................................................................       $  1,146        $  5,685
      Income taxes paid ...................................................................       $      -        $     42

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and its subsidiaries (the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

         The consolidated financial statements for the three months ended March 31, 2003 and 2002 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2002. Certain reclassifications have been made to the March 31, 2002 consolidated financial statements to conform them to the March 31, 2003 presentation.

         The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2 - ACCOUNTING POLICIES

GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT

         In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 145 which rescinded FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". FASB Statement No. 145 requires, among other things, the reporting of gains and losses from the early extinguishments of debt as a component of continuing operations. The Company adopted Statement No. 145 on January 1, 2003 and is required to reclassify prior years' extraordinary gains and losses from early extinguishments of debt.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November of 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Through March 31, 2003, no guarantees were issued and therefore no amounts are reflected in the financial statements. In April 2003, the Company guaranteed a portion of the debt of an unconsolidated joint venture (See Note 4). The Company is currently in the process of evaluating the impact that this Interpretation will have on its second quarter financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. The Company does not believe that this Interpretation will have a significant impact on the Company's financial statements.

NOTE 3 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         In December 2002, the FASB issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans.

         The following table sets forth the Company's pro forma information for its common stockholders for the three months ended March 31, 2003 and 2002 (in thousands except earnings per share data):

                                                                               2003               2002
                                                                             --------           --------
Net income (loss) as reported ....................................           $(6,632)           $   774
Add:  Stock option expense included in net income (loss)..........               ---                ---
Less: Stock option expense determined under fair value
           recognition method for all awards .....................              (981)              (959)
                                                                             -------            -------
Pro forma net income (loss) ......................................           $(7,613)           $ ( 185)
                                                                             =======            =======

Net income (loss) per share as reported:
     Basic .......................................................           $ (0.15)           $  0.02
                                                                             =======            =======
     Diluted .....................................................           $ (0.15)           $  0.02
                                                                             =======            =======
Pro forma net income (loss) per share:
     Basic .......................................................           $ (0.17)           $  0.00
                                                                             =======            =======
     Diluted .....................................................           $ (0.17)           $  0.00
                                                                             =======            =======

         The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002: risk-free interest rate of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 46.6% and a weighted-average expected life of the option of 6.5 years. For the three months ended March 31, 2003, no options were granted by the

Company.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         In January 2003, 3072929 Nova Scotia Company, an entity in which a subsidiary of Prime held a 50% interest, acquired the Quebec City Holiday Inn Select (the "Quebec Venture"). Prime's partner in the acquisition was a subsidiary of United Capital Corp. ("UCC"), an entity in which A.F. Petrocelli, Prime's Chairman and Chief Executive Officer, has a controlling ownership interest. Pursuant to the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest. In addition, Prime will asset manage the hotel. In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Quebec Venture at cost to Ark Quebec Inc., an unrelated third party, decreasing each of their respective equity interests to 40%. There is currently no debt in the joint venture.

         In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in East Rutherford Group, L.L.C., an entity which purchased the Sheraton Meadowlands hotel in December 2002 (the "Meadowlands Venture"). The interests were sold to Ark Meadowlands, Inc., an unrelated third party, at cost decreasing Prime's and UCC's equity interests in the Meadowlands Venture to 40% each.

         In April 2003, the Meadowlands Venture entered into a $25.0 million mortgage loan secured by the hotel. The loan bears interest at LIBOR+2.75% and is due in April 2006. The proceeds of the loan were distributed to the partners based on their ownership interests with Prime receiving approximately $10.0 million in April 2003. Under a guaranty agreement, Prime and UCC jointly and severally guaranteed $4.0 million which will be reduced by scheduled principal payments.

NOTE 5 - HOTEL DISPOSITIONS

         During the three months ended March 31, 2002, the Company sold a Radisson Hotel in Trevose, PA and a Wellesley Inn in Miami, FL for gross proceeds of $15.4 million, realizing gains of approximately $700,000. These gains are included in "Gain (loss) on disposal, net of income taxes" in the Consolidated Statements of Operations as part of discontinued operations.

NOTE 6 - DEBT

         During the three months ended March 31, 2003, Prime purchased $8.0 million of its 8 3/8% Senior Subordinated Notes due 2012 the ("Senior Subordinated Notes") for $7.2 million realizing a gain of $800,000.

NOTE 7 - COMMON STOCK

         During the three months ended March 31, 2003, Prime repurchased 350,000 shares of its common stock at an average price of $5.57 per share.

NOTE 8 - EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was 44.9 million for both the three months ended March 31, 2003 and 2002.

         Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. For the quarter ended March 31, 2003, stock options were antidilutive and were not included in the calculation of diluted earnings per share. The weighted average number of common shares used in computing diluted earnings per common share was 44.9 million and
46.8 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 9 - GEOGRAPHIC AND BUSINESS INFORMATION

         The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand; and the full-service segment primarily under major national franchises. The Company's 149 AmeriSuites are upscale hotels located in 31 states throughout the United States. The 75 Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company also operates 20 full-service hotels, with food and beverage service and banquet facilities primarily under franchise agreements with national hotel brands in the upscale segment. The Company's full-service hotels are primarily located in the northeastern region of the United States.

         The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its owned and leased hotels. Interest expense, taxes and other income (loss) are not allocated at the segment level.

         The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three months ended March 31, 2003 and 2002 (in thousands):

THREE MONTHS ENDED MARCH 31, 2003        ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE  CORPORATE / OTHER   CONSOLIDATED
---------------------------------        ----------  ---------------  ------------  -----------------   ------------
Revenues ...........................      $ 49,539      $ 20,044        $ 14,398         $  4,735          $ 88,716
EBITDA .............................         1,806         4,723           1,413             (787)            7,155
Depreciation and amortization ......         4,874         3,207           1,473            1,079            10,633
Capital expenditures ...............         3,309           673             555            3,563             8,100
Property, equipment and leasehold
   Improvements ....................      $503,097      $330,891        $ 85,718         $ 27,276          $946,982

THREE MONTHS ENDED MARCH 31, 2002        ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE  CORPORATE / OTHER   CONSOLIDATED
---------------------------------        ----------  ---------------  ------------  -----------------   ------------
Revenues ...........................      $ 56,736       $ 19,381       $ 15,707        $  3,317          $ 95,141
EBITDA .............................         7,651          4,984          2,932           1,906            17,473
Depreciation and amortization ......         4,766          3,126          1,418             517             9,827
Capital expenditures ...............         1,785            874            175             699             3,533
Property, equipment and leasehold
   Improvements ....................      $518,100       $348,044       $ 88,323        $ 36,865          $991,332

         The following table reconciles EBITDA to income before discontinued operations for the three months ended March 31, 2003 and March 31, 2002 (in thousands):

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 --------------------
                                                   2003        2002
                                                 --------    --------
EBITDA ........................................  $  7,155    $ 17,473
(Provision) benefits for income taxes .........     2,993        (147)
Equity in earnings of joint ventures ..........       190           -
Gains on retirement of debt ...................       800           -
Interest expense ..............................    (5,628)     (7,753)
Investment income .............................       442         485
Depreciation and amortization .................   (10,633)     (9,827)
                                                 --------    --------
Income (loss) before discontinued operations...  $ (4,681)   $    231
                                                 ========    ========

NOTE 10 - SUBSEQUENT EVENTS

         On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. ("ShoLodge") due to operating shortfalls which approximated $1.1 million in the past twelve months. In accordance with the lease termination, Prime will forfeit its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice.

         The results of operations for the three months ended March 31, 2003 and 2002 for these hotels are reflected in discontinued operations, net of tax, in the accompanying financial statements. In addition, a valuation reserve of $1.5 million, net of tax, was recorded as of March 31, 2003 in gain (loss) on disposal from discontinued operations for the net assets to be written off upon termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Prime Hospitality Corp. ("Prime" or "the Company") is an owner, operator and franchisor of hotels, with 248 hotels in operation containing 32,047 rooms located in 33 states (the "Portfolio") as of March 31, 2003. Prime controls three hotel brands -- AmeriSuites (R), Wellesley Inn & Suites (R) and Prime Hotels and Resorts (R) -- and operates a portfolio of full-service hotels under franchise agreements with national hotel chains.

         The following table sets forth information with respect to the Portfolio as of March 31, 2003:

                                HOTELS       ROOMS
                                ------       -----
            AMERISUITES

                  Owned           63          8,153
                 Leased           27          3,291
                Managed           28          3,629
             Franchised           31          3,713
                                 ---         ------
                  Total          149         18,786

WELLESLEY INNS & SUITES

                  Owned           53          6,291
                Managed            6            668
             Franchised           16          1,530
                                 ---         ------
                  Total           75          8,489

 PRIME HOTELS & RESORTS

                  Owned            1            240
                                 ---         ------
                  Total            1            240

 NON-PROPRIETARY BRANDS

                  Owned            8          1,582
                 Leased            1            160
                Managed           12          2,125
          Joint Venture            2            665
                                 ---         ------
                  Total           23          4,532

        TOTAL PORTFOLIO
                  Owned          125         16,266
                 Leased           28          3,451
                Managed           46          6,422
             Franchised           47          5,243
          Joint Venture            2            665
                                 ---         ------
                  Total          248         32,047

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

         The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters.

         Operating results for the three months ended March 31, 2003 were impacted by the weakness in the economy which had a significant negative impact on business travel and the demand for hotel rooms. Results were further impacted by the war with Iraq and concerns about airline safety. These factors have resulted in weaker pricing power which has caused the average daily room rate ("ADR") to decline. As a result, for the quarter ended March 31, 2003, revenues from comparable owned and leased hotels declined by 7.4% and gross operating profits on these hotels declined by 22.6%. Overall, for the three months ended March 31, 2003, revenue declined by $6.4 million to $88.7 million and EBITDA decreased by $10.3 million to $7.2 million due to the results of the comparable owned and leased hotels and the effect of asset sales and lease terminations. See Note 9 of Notes to Interim Consolidated Financial Statements for a reconciliation of EBITDA to net income.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels; and its full-service hotels which are primarily upscale hotels operated under national franchise agreements.

         Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues decreased by $7.8 million, or 8.5%, for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to a decline in revenue per available room ("REVPAR") at comparable hotels.

         The following table illustrates the REVPAR change for the quarter, by segment for all owned and leased hotels and for managed hotels where Prime has a significant financial commitment, which were operated for comparable three-month periods in 2003 and 2002.

                                      THREE MONTHS ENDED MARCH 31,
                                    2003         2002      % CHANGE
                                    ----         ----      --------
            AMERISUITES
              Occupancy              57.8%        60.4%
                    ADR           $ 68.79      $ 72.81
                 REVPAR           $ 39.77      $ 43.98      (9.6)%

WELLESLEY INNS & SUITES
              Occupancy              64.5%        56.7%
                    ADR           $ 54.63      $ 61.54
                 REVPAR           $ 35.25      $ 34.86       1.1 %

           FULL-SERVICE
              Occupancy              54.6%        54.8%
                    ADR           $ 96.22      $103.32
                 REVPAR           $ 52.51      $ 56.65      (7.3)%

                  TOTAL
              Occupancy              59.4%        58.9%
                    ADR           $ 66.93      $ 72.63
                 REVPAR           $ 39.78      $ 42.81      (7.1)%

         The REVPAR decrease was primarily attributed to the weak economy which has affected business travel. In addition, the war with Iraq and travel safety concerns have also had a negative impact. The decline was driven by a decrease in ADR of 7.9% due to competitive pressure on room rates. Key markets which contributed to the revenue decline were Atlanta, Chicago, Dallas, Northern New Jersey and South Florida. The hotels in the Houston and Phoenix markets reported increases primarily due to increased occupancy at the Wellesley Inns & Suites hotels.

         Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $1.5 million, or 53.5%, for the three months ended March 31, 2003 compared to the same period in 2002. The increase was due to additional franchised and managed hotels arising from hotels sold to franchisees and new hotel openings. In addition, management, franchise and other fees increased due to fees charged to franchisees for providing reservation services. In November 2002, Prime opened a new reservation center near its headquarters in Fairfield, NJ. Previously, these reservation services were provided by a third party.

         Rental and other revenues consists of rental income, interest on notes receivable and other miscellaneous operating income. Rental and other revenues for the three months ended March 31, 2003 was relatively unchanged compared to the same period in 2002.

         Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses increased by $0.9 million, or 1.7%, for the three months ended March 31, 2003 compared to the same period in 2002. For the comparable three-month periods, hotel operating expenses, as a percentage of hotel revenues, increased from 55.2% in 2002 to 61.3% in 2003. The increase in hotel operating expenses is due to the increase in occupancy and higher weather-related costs such as utilities and snow removal. Offsetting this increase was a decrease in reservation costs as Prime is now providing this service and the costs are now recorded as general and administrative expenses versus hotel operating expenses in 2002.

         Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $0.5 million, or 2.6%, for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to higher property insurance costs.

         General and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses, national brand advertising expenses and reservation costs. General and administrative expenses increased by $2.5 million, or 38.2%, for the three months ended March 31, 2003 compared to the same period in 2002, due primarily to the timing of brand advertising expenditures and the operation of the new reservation center which opened in November 2002.

         Depreciation and amortization expense increased by $0.8 million, or 8.2%, for the three months ended March 31, 2003 compared to the same period in 2002. This increase was due to depreciation associated with capital additions on existing hotels.

         Investment income was $0.4 million for the three months ended March 31, 2003 and was relatively unchanged compared to the same period in 2002.

         Interest expense decreased by $2.1 million, or 27.4%, for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to debt reductions, the refinancing in April 2002 of the Company's 9 3/4% Senior Subordinated Notes due 2007 with the 8 3/8% Senior Subordinated Notes and the retirement of 9 1/4% First Mortgage Notes in August 2002 with borrowings under the Company's $125 Million Revolving Credit Facility (the "Credit Facility").

         Equity in earnings from joint ventures for the three months ended March 31, 2003 related to the Meadowlands Venture and the Quebec Venture.

         Discontinued operations for the three months ended March 31, 2003 reflect the operations of three hotels no longer operated by Prime due to the decision by management in March 2003 to terminate lease agreements and the write-off of the net assets associated with these hotels. For the three months ended March 31, 2002, discontinued operations reflect the operations of these three hotels and the results of operations and gain on the disposal of hotels sold in 2002 which are no longer operated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Sources. The Company's major sources of cash for the three months ended March 31, 2003 were borrowings of $5.0 million and the sales of joint venture interests of $5.9 million. The Company's major uses of cash during the period were debt retirements of $10.1 million, capital expenditures of $8.1 million and an investment in a joint venture of $6.6 million.

         The Company had borrowings of $72.5 million under its Credit Facility at LIBOR +2.25%, or approximately 4.1%, as of March 31, 2003. The Credit Facility consists of a $125 million revolving line of credit which expires in 2006 and is secured by the equity interests of certain of Prime's subsidiaries. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, the Company must maintain a debt to EBITDA ratio of 4.5 times (4.25 times after June 30, 2003) and an EBITDA to interest ratio of 2.35 times (2.50 times after June 30, 2003). As of March 31, 2003, the Company's debt to EBITDA ratio was 4.38 times and its EBITDA to interest ratio was 2.61 times. The Company was in compliance with its covenants at March 31, 2003. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

         In April 2003, the Company sold an AmeriSuites hotel in Oklahoma City, OK. The Company retained the franchise rights to the hotel under a 20-year franchise agreement and also entered into an agreement to manage the hotel.

         Uses. The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. There are currently no new construction projects underway. During the three months ended March 31, 2003, the Company spent $8.1 million on capital additions which primarily consisted of capital improvements at its owned and leased hotels. The Company plans to fund capital improvements at existing hotels primarily with internally generated cash flow.

         During the three months ended March 31, 2003, Prime purchased $8.0 million of its Senior Subordinated Notes for $7.2 million realizing a gain of $800,000.

         During the three months ended March 31, 2003, Prime repurchased 350,000 shares of its common stock at an average price of $5.57 per share.

         In January 2003, 3072929 Nova Scotia Company, an entity in which a subsidiary of Prime held a 50% interest, acquired the Quebec City Holiday Inn Select (the "Quebec Venture"). Prime's partner in the acquisition was a subsidiary of United Capital Corp. ("UCC"), an entity in which A.F. Petrocelli, Prime's Chairman and Chief Executive Officer, has a controlling ownership interest. Pursuant to the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest. In addition, Prime will asset manage the hotel. In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Quebec Venture at cost to Ark Quebec Inc., an unrelated third party, decreasing each of their respective equity interests to 40%. There is currently no debt in the joint venture although non-recourse debt may be added in the future.

         In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in East Rutherford Group, L.L.C., an entity which purchased the Sheraton Meadowlands hotel in December 2002 (the "Meadowlands Venture"). The interests were sold to Ark Meadowlands, Inc., an unrelated third party, at cost decreasing Prime's and UCC's equity interests in the Meadowlands Venture to 40% each.

         In April 2003, the Meadowlands Venture entered into a $25.0 million mortgage loan secured by the hotel. The loan bears interest at LIBOR+2.75% and is due in April 2006. The proceeds of the loan were distributed to the partners based on their ownership interests with Prime receiving approximately $10.0 million in April 2003. Under a guaranty agreement, Prime and UCC jointly and severally guaranteed $4.0 million which will be reduced by scheduled principal payments.

         On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. ("ShoLodge") due to operating shortfalls which approximated $1.1 million in the past twelve months. In accordance with the lease termination, Prime will forfeit its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates from its floating rate debt arrangements. At March 31, 2003, the Company had $279.5 million of debt outstanding of which $207.0 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $72.5 million was outstanding at March 31, 2003, is variable at a rate of LIBOR + 2.25%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at March 31, 2003 would adversely affect Prime's annual interest cost by approximately $0.7 million assuming borrowed amounts under the Credit Facility remained at $72.5 million.

SUMMARY OF INDEBTEDNESS

Combined aggregate principal maturities of debt as of March 31, 2003, are as follows (in thousands):

                8 3/8%     CREDIT       SCHEDULED
                NOTES     FACILITY     AMORTIZATION       TOTAL
              --------------------------------------------------
      2003    $    ---   $    ---        $    688       $    688
      2004         ---        ---           1,122          1,122
      2005         ---        ---             229            229
      2006         ---     72,500             250         72,750
      2007         ---        ---             272            272
THEREAFTER     192,000        ---          12,457        204,457
              --------------------------------------------------
              $192,000   $ 72,500        $ 15,018       $279,518
              ==================================================

ITEM 4.  CONTROLS AND PROCEDURES

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

         There have been no significant changes in our internal controls subsequent to the date the Company completed its evaluation.

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

         On August 18, 1999, plaintiff Nick Pourzal, a former employee of the Company, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earning on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended complaint, to add claims for (i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) confirmation of arbitration award relating to the Company's termination of plaintiff's employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on the use or sale of the Gilbert Land, and attorneys' fees and expenses. The Company believes that the plaintiff's action is without merit and intends to vigorously defend this case.

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

                                          PRIME HOSPITALITY CORP.

    Date:     May 14, 2003                By: /s/ A.F. Petrocelli
                                              -------------------------------
                                              A. F. Petrocelli
                                              President and Chief Executive
                                              Officer

    Date:     May 14, 2003                By: /s/ Douglas W. Vicari
                                              -------------------------------
                                              Douglas W. Vicari
                                              Senior Vice President and Chief
                                              Financial Officer