Form 10-Q
period 2003-06-30
PRIME HOSPITALITY CORP
filed 2003-08-13
CIK 80293

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO

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

Yes [x]      No [ ]

The registrant had 44,733,503 shares of common stock, $.01 par value, outstanding as of August 12, 2003.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets
               June 30, 2003 (Unaudited) and December 31, 2002 ................         1

            Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2003 and 2002 (Unaudited) ..         2

            Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2003 and 2002 (Unaudited) ............         3

            Notes to Interim Consolidated Financial Statements (Unaudited) ....         4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .....................         9

Item 3.     Quantitative and Qualitative
            Disclosures About Market Risk .....................................        14

Item 4.     Disclosure
            Controls and Procedures ...........................................        15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .................................................        16

Item 2.     Changes in Securities and Use of Proceeds .........................        16

Item 3.     Defaults upon Senior Securities ...................................        16

Item 4.     Submission of Matters to a Vote of Security Holders ...............        16

Item 5.     Other Information .................................................        17

Item 6.     Exhibits and Reports on Form 8-K ..................................        17

Signatures ....................................................................        18

                     PRIME HOSPITALITY CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2003               2002
                                                                               -----------        -----------
                                                                               (Unaudited)
                              ASSETS

Current assets:
    Cash and cash equivalents ..........................................       $    14,227        $    25,850
    Accounts receivable (net of allowances of $1,096 and $611
       in 2003 and 2002, respectively) .................................            24,273             18,178
    Restricted cash ....................................................             1,695              5,140
    Hotel inventories ..................................................            11,656             11,989
    Income tax receivable ..............................................            26,560             10,923
    Other current assets ...............................................             7,697             10,534
                                                                               -----------        -----------
          Total current assets .........................................            86,108             82,614

Property, equipment and leasehold improvements,
    net of accumulated depreciation and amortization ...................           925,651            949,730
Assets held for sale ...................................................             8,787              8,787
Investments in unconsolidated joint ventures ...........................            14,438             23,140
Mortgages and notes receivable, net of
    current portion ....................................................            12,316             13,021
Other assets ...........................................................            11,977             42,357
                                                                               -----------        -----------

          TOTAL ASSETS .................................................       $ 1,059,277        $ 1,119,649
                                                                               ===========        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses ..............................       $    23,431        $    21,189
    Current portion of debt ............................................             1,056              1,052
    Current portion of deferred income .................................             3,527              3,527
    Other current liabilities ..........................................            18,454             20,985
                                                                               -----------        -----------
          Total current liabilities ....................................            46,468             46,753

Long-term debt, net of current portion .................................           253,142            284,017
Deferred income ........................................................             9,748             13,338
Deferred income taxes ..................................................            61,362             61,362
Other liabilities ......................................................             8,296              7,503
                                                                               -----------        -----------

          Total liabilities ............................................           379,016            412,973

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $10 per share;
       20,000,000 shares authorized; none issued
    Common stock, par value $01 per share; 75,000,000 shares authorized;
       56,606,381 shares issued and outstanding
       at June 30, 2003 and December 31, 2002 ..........................               566                566
    Capital in excess of par value .....................................           527,787            527,787
    Retained earnings ..................................................           268,838            293,292
    Treasury stock (11,872,878 and 11,522,878 shares
       at June 30, 2003 and December 31, 2002, respectively) ...........          (116,930)          (114,969)
                                                                               -----------        -----------
          Total stockholders' equity ...................................           680,261            706,676
                                                                               -----------        -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................       $ 1,059,277        $ 1,119,649
                                                                               ===========        ===========

      See Accompanying Notes to Interim Consolidated Financial Statements

                     PRIME HOSPITALITY CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                          2003           2002           2003           2002
                                                                        ---------      ---------      ---------      ---------
Revenues:
    Hotel revenues ................................................     $  96,639      $ 101,470      $ 179,952      $ 193,249
    Management, franchise and other fees ..........................         6,672          4,282         10,892          7,032
    Rental and other revenues .....................................           493            993          1,008          1,605
                                                                        ---------      ---------      ---------      ---------
          Total revenues ..........................................       103,804        106,745        191,852        201,886

Costs and expenses:
    Hotel operating expenses ......................................        53,567         53,104        104,778        103,750
    Rent and other occupancy ......................................        21,698         20,202         42,649         40,659
    Brand and administrative ......................................        10,501          7,643         19,574         14,208
    Depreciation and amortization .................................         9,662          9,878         20,295         19,705
                                                                        ---------      ---------      ---------      ---------
          Total costs and expenses ................................        95,428         90,827        187,296        178,322

Operating income (loss) ...........................................         8,376         15,918          4,556         23,564

Investment income .................................................           429            698            871          1,183
Interest expense ..................................................        (5,365)        (7,613)       (10,993)       (15,366)
Gains (losses) on retirement of debt ..............................           822        (12,892)         1,622        (12,892)
Other income (loss) ...............................................       (35,346)        (4,500)       (35,346)        (4,500)
                                                                        ---------      ---------      ---------      ---------

Income (loss) before equity in earnings of unconsolidated joint
     ventures, income taxes and discontinued operations ...........       (31,084)        (8,389)       (39,290)        (8,011)

Equity in earnings of unconsolidated joint ventures ...............           263             --            453             --
                                                                        ---------      ---------      ---------      ---------

Income (loss) before income taxes and discontinued operations .....       (30,821)        (8,389)       (38,837)        (8,011)
Provision (benefit) for income taxes ..............................       (12,020)        (3,272)       (15,146)        (3,124)
                                                                        ---------      ---------      ---------      ---------

Income (loss) before discontinued operations ......................       (18,801)        (5,117)       (23,691)        (4,887)

Discontinued operations:
    Income (loss) from discontinued operations, net of income taxes            15            632           (181)           747
    Gain (loss) on disposal, net of income taxes ..................           964             --           (582)           428
                                                                        ---------      ---------      ---------      ---------

Net income (loss) .................................................     ($ 17,822)     ($  4,485)     ($ 24,454)     ($  3,712)
                                                                        =========      =========      =========      =========

Earnings (loss) per common share:
Basic:

    Income (loss) before discontinued operations ..................     ($   0.42)     ($   0.11)     ($   0.53)     ($   0.11)
    Income (loss) from discontinued operations,
       net of income taxes ........................................          0.02           0.01          (0.02)          0.03
                                                                        ---------      ---------      ---------      ---------
Net income (loss) .................................................     ($   0.40)     ($   0.10)     ($   0.55)     ($   0.08)
                                                                        =========      =========      =========      =========

Diluted:

    Income (loss) before discontinued operations ..................     ($   0.42)     ($   0.11)     ($   0.53)     ($   0.11)
    Income (loss) from discontinued operations,
       net of income taxes ........................................          0.02           0.01          (0.02)          0.03
                                                                        ---------      ---------      ---------      ---------
Net income (loss) .................................................     ($   0.40)     ($   0.10)     ($   0.55)     ($   0.08)
                                                                        =========      =========      =========      =========


      See Accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME HOSPITALITY CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)



                                                                                           2003             2002
                                                                                        ---------        ---------
Cash flows from operating activities:
   Net income (loss)                                                                    $ (24,454)       $  (3,712)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                        20,871           20,038
      Amortization of deferred financing costs                                                584            1,616
      Income tax benefit                                                                  (15,146)          (3,124)
      Non-cash portion of other income (loss)                                              35,346            4,500
      Gains (losses) on retirement of debt                                                 (1,622)          12,892
      Amortization of deferred income                                                      (2,218)          (2,832)
      Equity in earnings of unconsolidated joint ventures                                    (453)              --
      Gain (losses) on disposals of discontinued operations                                   582             (428)
      Increase (decrease) from changes in other operating assets and liabilities:
         Accounts receivable                                                               (6,095)          (3,369)
         Other current assets                                                               3,229           (6,326)
         Other liabilities                                                                    501           (4,616)
                                                                                        ---------        ---------

         Net cash provided by operating activities                                         11,125           14,639

Cash flows from investing activities:

   Proceeds from mortgages and notes receivable                                               755              197
   Disbursements for mortgages and notes receivable                                          (335)            (792)
   Proceeds from sales of property, equipment and leasehold improvements                   17,400           18,556
   Construction and conversion of hotels                                                       --           (3,883)
   Purchases of property, equipment and leasehold improvements                            (13,382)          (7,320)
   Investments in unconsolidated joint ventures                                            (6,580)              --
   Proceeds from sales and financings of interests in unconsolidated
          joint ventures                                                                   15,722               --
   Restricted cash and other                                                               (1,557)            (255)
                                                                                        ---------        ---------

         Net cash provided by operating activities                                         12,023            6,503

Cash flows from financing activities:

   Net proceeds from issuance of debt                                                      13,000          195,739
   Payments of debt                                                                       (45,810)        (199,835)
   Purchase of common stock                                                                (1,961)              --
   Proceeds from the exercise of stock options                                                 --            2,628
   Premium on early retirement of debt                                                         --           (9,484)
                                                                                        ---------        ---------
         Net cash used in financing activities                                            (34,771)         (10,952)
                                                                                        ---------        ---------

   Net increase (decrease) in cash and cash equivalents                                   (11,623)          10,190


   Cash and cash equivalents at beginning of period                                        25,850           26,475
                                                                                        ---------        ---------
   Cash and cash equivalents at end of period                                           $  14,227        $  36,665
                                                                                        =========        =========

Other cash flow disclosures:

   Interest paid                                                                        $  10,598        $  16,630
   Income taxes paid                                                                    $      --        $     141


      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and its subsidiaries ("Prime" or the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

      The consolidated financial statements for the three and six months ended June 30, 2003 and 2002 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2002. Certain reclassifications have been made to the June 30, 2002 consolidated financial statements to conform them to the June 30, 2003 presentation.

      The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2 - ACCOUNTING POLICIES

GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT

      In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 145 which rescinded FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". FASB Statement No. 145 requires, among other things, the reporting of gains and losses from the early extinguishments of debt as a component of continuing operations. The Company adopted Statement No. 145 on January 1, 2003 and reclassified prior years' extraordinary gains and losses from early extinguishments of debt to continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In November of 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In April 2003, the Company guaranteed a portion of the debt of an unconsolidated joint venture (See Note 4). Based on the guaranteed amount and other facts and circumstances, including an analysis of the underlying collateral, the fair value of the obligation was not meaningful.

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

      The following table sets forth the Company's pro forma information for its common stockholders for the three and six months ended June 30, 2003 and 2002 (in thousands except earnings per share data):


                                                                      THREE MONTHS ENDED,                  SIX MONTHS ENDED,
                                                                            JUNE 30,                            JUNE 30,
                                                                    2003              2002               2003               2002
                                                                ----------         ----------        ----------         ----------
Net income (loss) as reported ..........................        $  (17,822)        $   (4,485)       $  (24,454)        $   (3,712)
Add:  Stock option expense included in net income (loss)                --                 --                --                 --
Less:  Stock option expense determined under fair value
           recognition method for all awards ...........              (981)              (959)           (1,925)            (1,930)
                                                                ----------         ----------        ----------         ----------
Pro forma net income (loss) ............................         $(18,803)         $   (5,444)       $  (26,379)        $   (5,642)
                                                                ==========         ==========        ==========         ==========

Net income (loss) per share as reported:

     Basic .............................................        $    (0.40)        $    (0.10)       $    (0.55)        $    (0.08)
     Diluted ...........................................        $    (0.40)        $    (0.10)       $    (0.55)        $    (0.08)

Pro forma net income (loss) per share:

     Basic .............................................        $    (0.42)        $     (.12)       $    (0.59)        $     (.12)
     Diluted ...........................................        $    (0.42)        $     (.12)       $    (0.59)        $     (.12)

      The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002: risk-free interest rate of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 46.6% and a weighted-average expected life of the option of 6.5 years.

      For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' vesting period.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      In January 2003, Nova Scotia Company, an entity in which a subsidiary of Prime held a 50% interest, acquired the Quebec City Holiday Inn Select (the "Quebec Venture"). Prime's partner in the acquisition was a subsidiary of United Capital Corp. ("UCC"), an entity in which A.F. Petrocelli, Prime's Chairman and Chief Executive Officer, has a controlling ownership interest. Pursuant to the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest. In addition, Prime manages the hotel. In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Quebec Venture at cost to Ark Quebec Inc., an unrelated third party, decreasing each of their respective equity interests to 40%. In July 2003, the Quebec Venture obtained an $8.2 million (CDN) first mortgage loan at a fixed rate of 6.26% due in 2008. The loan is recourse to the hotel only. Prime received $2.5 million of the loan proceeds.

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

NOTE 5 - HOTEL DISPOSITIONS

      During the six months ended June 30, 2003, the Company sold one AmeriSuites and one Wellesley Inn for total proceeds of $17.4 million. The Company retained the franchise rights to the hotels under 20-year franchise agreements and signed a management agreement on the AmeriSuites hotel.

      During the six months ended June 30, 2002, the Company sold a Radisson Hotel and two Wellesley Inns for gross proceeds of $18.6 million.

      The operations and gains on sales of the hotels, net of tax, in which Prime did not retain management are included in the Consolidated Statements of Operations as part of discontinued operations.

NOTE 6 - DEBT

      During the six months ended June 30, 2003, Prime purchased $21.3 million of its 8-3/8% Senior Subordinated Notes due 2012 (the "8-3/8 Notes") for $19.7 million realizing gains of $1.6 million.

NOTE 7 - LEASE AGREEMENTS

      Glen Rock Holding Corp, a subsidiary of the Company, did not make its scheduled July 1 rent payment of approximately $2.0 million to Hospitality Properties Trust (NYSE:HPT) and received a default notice from HPT. The lease covers 24 AmeriSuites hotels owned by HPT. Over the past twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be set aside for capital improvements. The termination of the lease would result in the forfeiture of certain deposits and, accordingly, Prime has taken a $35.0 million non-cash charge against the net book value of the assets associated with the lease. Prime is continuing to operate the hotels as AmeriSuites and the results of operations are, therefore, included in continuing operations. Prime and HPT have had discussions regarding the management and franchise agreements on the hotels which are subordinated to the lease obligations to HPT.

      On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. ("ShoLodge") due to operating shortfalls which approximated $1.1 million in the past twelve months. In accordance with the lease termination, Prime will forfeit its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice. The results of operations for these hotels are reflected in discontinued operations, net of tax, in the accompanying financial statements. In addition, a loss of $1.5 million, net of tax, was recorded in the three months ended March 31, 2003 in gain (loss) on disposal from discontinued operations for the net assets associated with the lease.

NOTE 8 - COMMON STOCK

      During the six months ended June 30, 2003, Prime repurchased 350,000 shares of its common stock at an average price of $5.57 per share.

NOTE 9 - EARNINGS PER COMMON SHARE

      Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was
44.7 million and 45.0 million for the three months ended June 30, 2003 and 2002 and 44.7 million and 44.9 million for the six months ended June 30, 2003 and 2002.

      Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. For the three and six months ended June 30, 2003 and June 30, 2002, stock options were antidilutive and were not included in the calculation of diluted earnings per share.

NOTE 10 - GEOGRAPHIC AND BUSINESS INFORMATION

      The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns & Suites brand; and the full-service segment primarily under major national franchises. The Company's AmeriSuites are upscale hotels located in 31 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company also operates full-service hotels, with food and beverage service and banquet facilities primarily under franchise agreements with national hotel brands in the upscale segment. The Company's full-service hotels are primarily located in the northeastern region of the United States.

      The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its owned and leased hotels. Interest expense, taxes and other income (loss) are not allocated at the segment level.
The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                            ALL-SUITES       LIMITED-SERVICE     FULL-SERVICE      CORPORATE/OTHER     CONSOLIDATED
                                            ----------       ---------------     ------------      ---------------     ------------
THREE MONTHS ENDED JUNE 30, 2003
Revenues ........................            $ 59,673            $ 21,419            $15,547            $ 7,165            $103,804
EBITDA ..........................               8,611               4,469              4,605                353              18,038
Depreciation and amortization ...               4,874               3,551                905                332               9,662
Capital expenditures ............               2,816                 604                495              1,367               5,282
Property, equipment and leasehold
   Improvements .................            $488,687            $327,987            $77,129            $31,848            $925,651

THREE MONTHS ENDED JUNE 30, 2002
Revenues ........................            $ 63,214            $ 21,455            $16,801            $ 5,275            $106,745
EBITDA ..........................              13,397               4,093              6,035              2,271              25,796
Depreciation and amortization ...               4,890               2,946              1,424                618               9,878
Capital expenditures ............               3,093                 573                514              3,490               7,670
Property, equipment and leasehold
   Improvements .................            $536,583            $340,738            $87,505            $28,814            $993,640

SIX MONTHS ENDED JUNE 30, 2003
Revenues ........................            $110,173            $ 42,625            $27,154            $11,900            $191,852
EBITDA ..........................               9,901               8,763              6,376                756              24,851
Depreciation and amortization ...               9,748               6,758              2,378              1,411              20,295
Capital expenditures ............               6,125               1,277              1,050              4,930              13,382
Property, equipment and leasehold
   Improvements .................            $488,687            $327,987            $77,129            $31,848            $925,651

SIX MONTHS ENDED JUNE 30, 2002
Revenues ........................            $121,394            $ 42,564            $29,291            $ 8,637            $201,886
EBITDA ..........................              20,333               9,793              8,468              4,675              43,269
Depreciation and amortization ...               9,738               5,990              2,842              1,135              19,705
Capital expenditures ............               4,878               1,447                689              4,189              11,203
Property, equipment and leasehold
   Improvements .................            $536,583            $340,738            $87,505            $28,814            $993,640

      The following table reconciles EBITDA to income (loss) before discontinued operations for the three and six months ended June 30, 2003 and 2002 (in thousands):


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30                          JUNE 30
                                                       2003             2002             2003             2002
                                                    --------         --------         --------         --------
EBITDA .....................................        $ 18,038         $ 25,796         $ 24,851          $43,269
(Provision) benefit for income taxes .......          12,020            3,272           15,146            3,124
Equity in earnings of joint ventures .......             263               --              453               --
Other (income) loss ........................         (35,346)          (4,500)         (35,346)          (4,500)
Gains on retirement of debt ................             822          (12,892)           1,622          (12,892)
Interest expense ...........................          (5,365)          (7,613)         (10,993)         (15,366)
Investment income ..........................             429              698              871            1,183
Depreciation and amortization ..............          (9,662)          (9,878)         (20,295)         (19,705)
                                                    --------         --------         --------         --------
Income (loss) before discontinued operations        $(18,801)        $ (5,117)        $(23,691)        $ (4,887)
                                                    ========         ========         ========         ========

NOTE 11 - LITIGATION

      The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that its liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

      On June 13, 2003, Southeast Texas Inns, Inc. ("Southeast Texas Inns") filed a Complaint against the Company, May-Ridge, L.P. ("May-Ridge") and Ridgewood Holdings Corp. ("Ridgewood"), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the "Three Properties") that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general general partner of May-Ridge. Southeast Texas Inns also seeks to hold the Company jointly liable for all damages under the Lease Agreement, to which the Company is not a party. The Company will be filing a motion to dismiss the Complaint as against the Company on or about August 19, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Prime Hospitality Corp. ("Prime" or "the Company") is an owner, operator and franchisor of hotels, with 248 hotels in operation containing 31,846 rooms located in 33 states (the "Portfolio") as of June 30, 2003. Prime controls three hotel brands -- AmeriSuites (R), Wellesley Inn & Suites (R) and Prime Hotels and Resorts (R) -- and operates a portfolio of full-service hotels primarily under franchise agreements with national hotel chains.

      The following table sets forth information with respect to the Portfolio as of June 30, 2003:

            AMERISUITES            HOTELS      ROOMS
            -----------            ------      -----
                  Owned               62       8,024
                 Leased               24       2,923
                Managed               29       3,757
             Franchised               33       3,807
                                     ---      ------
                  Total              148      18,511
WELLESLEY INNS & SUITES
-----------------------
                  Owned               54       6,541
                 Leased               --          --
                Managed                6         668
             Franchised               20       1,902
                                     ---      ------
                  Total               80       9,111
PRIME HOTELS & RESORTS
----------------------
                  Owned                1         240
                                     ---      ------
                  Total                1         240
NON-PROPRIETARY BRANDS
----------------------
                  Owned                6       1,225
                 Leased                1         160
                Managed               10       1,934
          Joint Venture                2         665
                                     ---      ------
                  Total               19       3,984
     TOTAL PORTFOLIO
     ---------------
                  Owned              123      16,030
                 Leased               25       3,083
                Managed               45       6,359
             Franchised               53       5,709
          Joint Venture                2         665
                                     ---      ------
                  Total              248      31,846

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

      Operating results for the three and six months ended June 30, 2003 were impacted by the weakness in the economy which had a significant negative impact on business travel and the demand for hotel rooms. Results were further impacted by the war with Iraq and concerns about airline safety. These factors have resulted in weaker pricing power which has caused the average daily room rate ("ADR") to decline. As a result, for the three and six months ended June 30, 2003, revenues from comparable owned and leased hotels declined by 3.7% and 5.4% and gross operating profits on these hotels declined by 11.7% and 16.6%. Overall, for the three and six months ended June 30, 2003, revenue declined by $2.9 million and $10.0 million to $103.8 million and $191.9 million and EBITDA decreased by $7.8 million and $18.4 million to $18.0 million and $24.9 million due to the results of the comparable owned and leased hotels and the effect of asset sales and lease terminations. See Note 10 of Notes to Interim Consolidated Financial Statements for a reconciliation of EBITDA to net income (loss) from continuing operations.

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

     Although the Company believes the expectations reflected in these pcan be given that Prime will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

      The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels; and its full-service hotels which are upscale hotels operated primarily under national franchise agreements.

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues decreased by $4.8 million and $13.3 million, or 4.8% and 6.9%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002, primarily due to a decline in revenue per available room ("REVPAR") at comparable hotels.

      The following table illustrates the REVPAR change for the quarter, by segment for all owned and leased hotels and for managed hotels where Prime has a significant financial commitment, which were operated for comparable three and six month periods in 2003 and 2002.


                                           THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                 JUNE 30,                                       JUNE 30,
                                   2003           2002           % CHANGE           2003          2002        % CHANGE
                                   ----           ----           --------           ----          ----        --------
               AMERISUITES
                 Occupancy         72.1%          66.3%                              65.0%         63.3%
                       ADR       $64.91         $73.64                            $ 66.55       $ 73.41
                    REVPAR       $46.79         $48.82             (4.2)%         $ 43.24       $ 46.43          (6.9)%

 WELLESLEY INNS & SUITES
                 Occupancy         65.9%          56.7%                              64.5%         56.0%
                       ADR       $52.42         $60.21                            $ 53.60       $ 61.10
                    REVPAR       $34.57         $34.16              1.2%          $ 34.58       $ 34.24           1.0%

              FULL-SERVICE
                 Occupancy         70.8%          72.9%                              63.6%         65.4%
                       ADR      $104.61        $112.55                            $103.90       $111.08
                    REVPAR       $74.07         $82.01             (9.7)%         $ 66.08       $ 72.60          (9.0)%

                     TOTAL
                 Occupancy         70.1%          63.9%                              64.7%         61.3%
                       ADR       $64.44         $73.43                            $ 65.44       $ 73.12
                    REVPAR       $45.17         $46.92             (3.7)%         $ 42.36       $ 44.79          (5.4)%

      The REVPAR decrease was primarily attributed to weak business travel trends due to the sluggish economy combined with the war with Iraq. The decline was driven by a decrease in ADR due to competitive pressure on room rates. Key markets which contributed to the revenue decline were Chicago, Dallas, Denver, Northern New Jersey and South Florida. The hotels in the Houston and Phoenix markets reported increases primarily due to increased occupancy at the Wellesley Inns & Suites hotels.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $2.4 million and $3.9 million, or 55.8% and 54.9%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. The increase was due to additional franchised and managed hotels arising from hotels sold to franchisees and new hotel openings, termination fees on three AmeriSuites hotels and fees charged to franchisees for providing reservation services. In November 2002, Prime opened a new reservation center near its headquarters in Fairfield, NJ. Previously, these reservation services were provided by a third party.

      Rental and other revenues consists of rental income, interest on notes receivable and other miscellaneous operating income. Rental and other revenues for the three and six months ended June 30, 2003 decreased by $0.5 million and $0.6 million, or 50.4% and 37.2%, respectively, compared to the same periods in 2002 due to condemnation proceeds in 2002.

      Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses increased by $0.5 million and $1.0 million, or 0.9% and 1.0%, for the three and six months ended June 30, 2003 compared to the same periods in 2002. For the comparable three-month periods, hotel operating expenses, as a percentage of hotel revenues, increased from 52.3% and 53.7% in 2002 to 55.4% and 58.2%, respectively, in 2003. The increase in hotel operating expenses is due to the increase in occupancy. Offsetting this increase was a decrease in reservation costs as Prime is now providing this service and the costs are now recorded as brand and administrative expenses versus hotel operating expenses in 2002.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses increased by $1.5 million and $2.0 million, or 7.4% and 4.9%, respectively, for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily due to higher property insurance costs and costs of terminating franchise agreements on three Ramada hotels which were converted to the Wellesley brand in the second quarter of 2003.

      Brand and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses, national brand advertising expenses and reservation costs. Brand and administrative expenses increased by $2.9 million and $5.4 million, or 37.4% and 37.8%, for the three and six months ended June 30, 2003 compared to the same periods in 2002, due primarily to the timing of brand advertising expenditures and the operation of the new reservation center which opened in November 2002.

      Depreciation and amortization expense decreased by $0.2 million, or 2.2%, for the three months ended June 30, 2003 compared to the same period in 2002 due to asset sales. Depreciation and amortization increased by $0.6 million, or 3.0%, for the six months ended June 30, 2003 compared to the same period in the prior year due to depreciation associated with capital additions on existing hotels not offset by the hotel sales.

      Investment income decreased by $0.3 million and $0.3 million, or 38.5% and 26.4%, for the three and six months ended June 30, 2003 compared to the same periods in 2002 due to lower cash balances and interest rates.

      Interest expense decreased by $2.2 million and $4.4 million, or 29.5% and 28.5%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002 primarily due to debt reductions and the retirement of 9-1/4% First Mortgage Notes in August 2002 with borrowings under the Company's $125 Million Revolving Credit Facility (the "Credit Facility") at a lower interest rate.

      Gains (losses) on retirement of debt for the three and six months ended, June 30, 2003, related to the retirement of $21.3 million of the 8-3/8% Notes. For the three and six months ended, June 30, 2002, gains (losses) on retirement of debt related to premiums and the write-off of deferred loan fees on the retirement of the 9-3/4% Senior Subordinated Notes.

      Other income (loss) for the three and six months ended, June 30, 2003 is primarily comprised of the reserve for assets associated with the HPT lease. For the three and six months ended, June 30, 2002, other income (loss) relates to a litigation charge.

      Equity in earnings from joint ventures for the three and six months ended June 30, 2003 related to the Meadowlands Venture and the Quebec Venture.

      Discontinued operations for the three and six months ended June 30, 2003 and 2002 reflect the operations of hotels no longer operated by Prime and the gain or loss on the disposal of these hotels.

LIQUIDITY AND CAPITAL RESOURCES

      Sources. The Company's major sources of cash for the six months ended June 30, 2003 were asset sales of $17.4 million, borrowings of $13.0 million, sales and financings of joint venture interests of $15.7 million and operating cash flow of $11.1 million. The Company's major uses of cash during the period were debt retirements of $45.8 million, capital expenditures of $13.4 million and an investment in a joint venture of $6.6 million.

      The Company had borrowings of $60.5 million under its Credit Facility at LIBOR +2.75%, or approximately 4.1%, as of June 30, 2003. The Credit Facility consists of a $125 million revolving line of credit which expires in 2006 and is secured by the equity interests of certain of Prime's subsidiaries. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, the Company must maintain a debt to EBITDA ratio of 4.5 times (4.25 times after June 30, 2003) and an EBITDA to interest ratio of 2.35 times (2.50 times after June 30, 2003). As of June 30, 2003, the Company's debt to EBITDA ratio was 4.00 times and its EBITDA to interest ratio was 2.85 times. The Company was in compliance with its covenants at June 30, 2003. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

      During the six months ended June 30, 2003, the Company sold one AmeriSuites and one Wellesley Inn for the total proceed of $17.4 million. The Company retained the franchise rights to the hotels under 20-year franchise agreements.

      In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Quebec Venture at cost to Ark Quebec Inc., an unrelated third party, decreasing each of their respective equity interests to 40%. In July 2003, the Quebec Venture obtained an $8.2 million (CDN) first mortgage loan at a fixed rate of 6.26% due in 2008. The loan is recourse to the hotel only. Prime received $2.5 million of the loan proceeds.

      In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Meadowlands Venture. The interests were sold to Ark Meadowlands, Inc., an unrelated third party, at cost decreasing Prime's and UCC's equity interests in the Meadowlands Venture to 40% each. In April 2003, the Meadowlands Venture entered into a $25.0 million mortgage loan secured by the hotel. The loan bears interest at LIBOR+2.75% and is due in April 2006. The proceeds of the loan were distributed to the partners based on their ownership interests with Prime receiving approximately $10.0 million in April 2003. Under a guaranty agreement, Prime and UCC jointly and severally guaranteed $4.0 million which will be reduced by scheduled principal payments.

      Uses. The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. There are currently no new construction projects underway. During the six months ended June 30, 2003, the Company spent $13.4 million on capital additions which primarily consisted of capital improvements at its owned and leased hotels. The Company plans to fund capital improvements at existing hotels primarily with internally generated cash flow.

      During the six months ended June 30, 2003, Prime purchased $21.3 million of its 8-3/8% Notes for $19.7 million realizing a gain of $1.6 million.

      During the six months ended June 30, 2003, Prime repurchased 350,000 shares of its common stock at an average price of $5.57 per share.

      In January 2003, Nova Scotia Company, an entity in which a subsidiary of Prime held a 50% interest, acquired the Quebec Venture. Prime's partner in the acquisition was a subsidiary of UCC, an entity in which A.F. Petrocelli, Prime's Chairman and Chief Executive Officer, has a controlling ownership interest. Pursuant to the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest. In addition, Prime manages the hotel.

      Glen Rock Holding Corp, a subsidiary of the Company, did not make its scheduled July 1 rent payment of approximately $2.0 million to Hospitality Properties Trust (NYSE:HPT) and received a default notice from HPT. The lease covers 24 AmeriSuites hotels owned by HPT. Over the past twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be set aside for capital improvements. The termination of the lease would result in the forfeiture of certain deposits and, accordingly, Prime has taken a $35.0 million non-cash charge against the net book value of the assets associated with the lease. Prime is continuing to operate the hotels as AmeriSuites and Prime and HPT have had discussions regarding the management and franchise agreements on the hotels which are subordinated to the lease obligations to HPT.

      On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. ("ShoLodge") due to operating shortfalls which approximated $1.1 million in the past twelve months. In accordance with the lease termination, Prime forfeited its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to changes in interest rates from its floating rate debt arrangements. At June 30, 2003, the Company had $254.2 million of debt outstanding of which $193.7 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $60.5 million was outstanding at June 30, 2003, is variable at a rate of LIBOR + 2.75%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at June 30, 2003 would adversely affect Prime's annual interest cost by approximately $0.6 million assuming borrowed amounts under the Credit Facility remained at $60.5 million.

SUMMARY OF INDEBTEDNESS

Combined aggregate principal maturities of debt as of June 30, 2003, are as follows (in thousands):




                                     8-3/8%        CREDIT         SCHEDULED
                                      NOTES       FACILITY       AMORTIZATION       TOTAL
                                      -----       --------       ------------       -----
                         2003      $              $                 $   643      $    643
                         2004                                         1,122         1,122
                         2005                                           229           229
                         2006                      60,500               250        60,750
                         2007                                           272           272
                   THEREAFTER       178,725                          12,457       191,182
                                   --------       -------           -------      --------
                                   $178,725       $60,500           $14,973      $254,198
                                   ========       =======           =======      ========

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

      On June 13, 2003, Southeast Texas Inns, Inc. ("Southeast Texas Inns") filed a Complaint against the Company, May-Ridge, L.P. ("May-Ridge") and Ridgewood Holdings Corp. ("Ridgewood"), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the "Three Properties") that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general general partner of May-Ridge. Southeast Texas Inns also seeks to hold the Company jointly liable for all damages under the Lease Agreement, to which the Company is not a party. The Company will be filing a motion to dismiss the Complaint as against the Company on or about August 19, 2003.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders on May 22, 2003 (the "Annual Meeting"). The Company's stockholders were asked to take the following action at the meeting:

      1) Elect two Class I Directors to serve until the 2006 Annual Meeting of Stockholders

            With respect to the Board Proposal, the two individuals nominated for director were both elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and the votes received by each are as follows:

                                        FOR             WITHHELD
                                        ---             --------
            Lawrence N. Friedland       30,204,020      7,337,483
            Richard Reitman             37,211,994      324,509
            Allen S. Kaplan             30,137,122      7,404,381

            A.F. Petrocelli and Howard M. Lorber will continue to serve as directors of the Company.

      2) Ratify the Board of Directors selection of Ernst & Young LLP to be the Company's independent auditors for 2003.

            The selection was ratified by the following vote count.

                  FOR            WITHHELD       ABSTAIN
                  ---            --------       -------
                  25,202,144     12,325,251     14,108

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

            Exhibit 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

            Exhibit 32.1 Certification of CEO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

            Exhibit 32.2 Certification of CFO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      (b)   Reports on Form 8-K

            On June 25, 2003, the Company announced that Douglas Vicari, Senior Vice President, Chief Financial Officer and Director of the Company, would resign effective June 26, 2003 and Richard T. Szymanski would assume the duties of Chief Financial Officer until a permanent successor is found.

            On July 31, 2003, the Company issued a press release regarding earnings for the second quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRIME HOSPITALITY CORP.



   Date:    August 13, 2003                     By:   /s/ A.F. Petrocelli
                                                      -------------------
                                                A. F. Petrocelli
                                                President and Chief Executive
                                                Officer


   Date:    August 13, 2003                     By:   /s/ Richard T. Szymanski
                                                      ------------------------
                                                Richard T. Szymanski
                                                Senior Vice President and Chief
                                                Financial Officer