Form 10-Q
period 2003-09-30
PRIME HOSPITALITY CORP
filed 2003-11-14
CIK 80293

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (MARK ONE)
                  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

                  ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes (X) No ( )

The registrant had 44,726,103 shares of common stock, $.01 par value, outstanding as of November 12, 2003.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets
                 September 30, 2003 (Unaudited) and December 31, 2002...................        1

             Consolidated Statements of Operations
                 Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)....        2

             Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2003 and 2002 (Unaudited) .............        3

             Notes to Interim Consolidated Financial Statements (Unaudited).............        4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............................       10

Item 3.      Quantitative and Qualitative
             Disclosures About Market Risk..............................................       16

Item 4.      Disclosure
             Controls and Procedures....................................................       16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..........................................................       17

Item 2.      Changes in Securities and Use of Proceeds..................................       17

Item 3.      Defaults upon Senior Securities............................................       17

Item 4.      Submission of Matters to a Vote of Security Holders........................       17

Item 5.      Other Information..........................................................       18

Item 6.      Exhibits and Reports on Form 8-K...........................................       18

Signatures   ...........................................................................       18

                      PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                                 2003            2002
                                                                                             -------------   ------------
                                                                                              (Unaudited)
                                            ASSETS

Current assets:
    Cash and cash equivalents ............................................................   $     18,386    $     25,850
    Accounts receivable (net of allowances of $1,100 and $611
           in 2003 and 2002, respectively) ...............................................         20,020          18,178
    Restricted cash ......................................................................          1,865           5,140
    Hotel inventories ....................................................................         10,455          11,989
    Income tax receivable ................................................................         11,270          10,923
    Other current assets .................................................................          3,974          10,534
                                                                                             ------------    ------------
              Total current assets .......................................................         65,970          82,614

Property, equipment and leasehold improvements,
    net of accumulated depreciation and amortization .....................................        916,588         949,730
Assets held for sale .....................................................................          8,787           8,787
Investments in unconsolidated joint ventures .............................................         12,016          23,140
Mortgages and notes receivable, net of
    current portion ......................................................................         12,367          13,021
Other assets .............................................................................         28,098          42,357
                                                                                             ------------    ------------

              TOTAL ASSETS ...............................................................   $  1,043,826    $  1,119,649
                                                                                             ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................................................   $     20,359    $     21,189
    Current portion of debt ..............................................................          1,102           1,052
    Current portion of deferred income ...................................................          3,542           3,527
    Other current liabilities ............................................................         19,925          20,985
                                                                                             ------------    ------------
              Total current liabilities ..................................................         44,928          46,753

Long-term debt, net of current portion ...................................................        242,550         284,017
Deferred income ..........................................................................         10,641          13,338
Deferred income taxes ....................................................................         61,362          61,362
Other liabilities ........................................................................          2,106           7,503
                                                                                             ------------    ------------

              Total liabilities ..........................................................        361,587         412,973

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.10 per share;
           20,000,000 shares authorized; none issued
    Common stock, par value $.01 per share;
           75,000,000 shares authorized;
           56,606,381 shares issued and outstanding
           at September 30, 2003 and December 31, 2002 ...................................            566             566
    Capital in excess of par value .......................................................        527,792         527,787
    Retained earnings ....................................................................        270,865         293,292
    Treasury stock (11,880,878 and 11,522,878 shares
           at September 30, 2003 and December 31, 2002, respectively) ....................       (116,984)       (114,969)
                                                                                             ------------    ------------
              Total stockholders' equity .................................................        682,239         706,676
                                                                                             ------------    ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  1,043,826    $  1,119,649
                                                                                             ============    ============

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   2003         2002         2003         2002
                                                                                ----------   ----------   ----------   ----------
Revenues:
    Hotel revenues ..........................................................   $   83,311   $   95,350   $  263,263   $  288,599
    Management, franchise and other fees ....................................        5,511        3,502       16,404       10,534
    Rental and other revenues ...............................................          386          903        1,393        2,508
                                                                                ----------   ----------   ----------   ----------
              Total revenues ................................................       89,208       99,755      281,060      301,641

Costs and expenses:
    Hotel operating expenses ................................................       45,760       53,479      150,538      157,229
    Rent and other occupancy ................................................       15,290       19,922       57,939       60,581
    Brand and administrative ................................................        9,988        7,690       29,562       21,898
    Depreciation and amortization ...........................................       10,254        9,530       30,549       29,235
                                                                                ----------   ----------   ----------   ----------
              Total costs and expenses ......................................       81,292       90,621      268,588      268,943

Operating income ............................................................        7,916        9,134       12,472       32,698

Investment income ...........................................................          103          637          974        1,820
Interest expense ............................................................       (4,908)      (6,709)     (15,901)     (22,075)
Gains (losses) on retirement of debt ........................................            -       (6,449)       1,622      (19,341)
Other income (loss) .........................................................         (110)         302      (35,456)      (4,198)
                                                                                ----------   ----------   ----------   -----------

Income (loss) before equity in earnings of unconsolidated joint
     ventures, income taxes and discontinued operations .....................        3,001       (3,085)     (36,289)     (11,096)

Equity in earnings of unconsolidated joint ventures .........................          322            -          775            -
                                                                                ----------   ----------   ----------   ----------

Income (loss) before income taxes and discontinued operations ...............        3,323       (3,085)     (35,514)     (11,096)
Provision (benefit) for income taxes ........................................        1,296       (1,203)     (13,850)      (4,327)
                                                                                ----------   ----------   ----------   ----------

Income (loss) before discontinued operations ................................        2,027       (1,882)     (21,664)      (6,769)

Discontinued operations:
    Income (loss) from discontinued operations, net of income taxes .........            -          346         (181)       1,094
    Gain (loss) on disposal, net of income taxes ............................            -        4,320         (582)       4,748
                                                                                ----------   ----------   ----------   ----------

Net income (loss) ...........................................................   $    2,027   $    2,784  ($   22,427) ($      927)
                                                                                ==========   ==========   ==========   ==========

Earnings (loss) per common share:
Basic:

    Income (loss) before discontinued operations ............................   $     0.05  ($     0.04) ($     0.48) ($     0.15)
    Income (loss) from discontinued operations,
           net of income taxes ..............................................            -         0.10        (0.02)        0.13
                                                                                ----------   ----------   ----------   ----------
Net income (loss) ...........................................................   $     0.05   $     0.06  ($     0.50) ($     0.02)
                                                                                ==========   ==========   ==========   ==========

Diluted:

    Income (loss) before discontinued operations ............................   $     0.05  ($     0.04) ($     0.48)  ($    0.15)
    Income (loss) from discontinued operations,
           net of income taxes ..............................................            -         0.10        (0.02)        0.13
                                                                                ----------   ----------   ----------   ----------
Net income (loss) ...........................................................   $     0.05   $     0.06  ($     0.50)  ($    0.02)
                                                                                ==========   ==========   ==========   ==========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                                      2003            2002
                                                                                                  ------------    ------------
Cash flows from operating activities:
    Net income (loss) .........................................................................   $    (22,427)   $       (927)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization .........................................................         30,645          29,992
        Amortization of deferred financing costs ..............................................            917           1,994
        Income tax benefit ....................................................................        (14,339)           (302)
        Non-cash portion of other income (loss) ...............................................         35,015               -
        (Gains) losses on retirement of debt ..................................................         (1,622)         19,333
        Amortization of deferred income .......................................................         (2,983)         (2,645)
        Equity in earnings of unconsolidated joint ventures ...................................           (775)              -
        (Gains) losses on disposals of discontinued operations ................................            954          (8,326)
        Increase (decrease) from changes in other operating assets and liabilities:
           Accounts receivable ................................................................         (1,842)         (2,740)
           Other current assets ...............................................................          4,731            (479)
           Other liabilities ..................................................................           (490)        (15,065)
                                                                                                  ------------    ------------

           Net cash provided by operating activities ..........................................         27,784          20,835

Cash flows from investing activities:
    Proceeds from mortgages and notes receivable ..............................................            986             382
    Disbursements for mortgages and notes receivable ..........................................           (631)           (792)
    Proceeds from sales of property, equipment and leasehold improvements .....................         17,400          56,026
    Construction and conversion of hotels .....................................................              -          (5,085)
    Purchases of property, equipment and leasehold improvements ...............................        (18,759)        (15,443)
    Investments in unconsolidated joint ventures ..............................................         (6,580)              -
    Proceeds from sales and financings of interests in unconsolidated
        joint ventures ........................................................................         18,465               -
    Restricted cash and other .................................................................         (1,079)            845
                                                                                                  ------------    ------------

           Net cash provided by investing activities ..........................................          9,802          35,933

Cash flows from financing activities:
    Net proceeds from issuance of debt ........................................................         13,000         288,586
    Payments of debt ..........................................................................        (56,039)       (329,092)
    Purchase of common stock ..................................................................         (2,015)              -
    Proceeds from the exercise of stock options ...............................................              4           2,657
    Premium on early retirement of debt .......................................................              -         (12,705)
                                                                                                  ------------    ------------
           Net cash used in financing activities ..............................................        (45,050)        (50,554)
                                                                                                  ------------    ------------

    Net increase (decrease) in cash and cash equivalents ......................................         (7,464)          6,214

    Cash and cash equivalents at beginning of period ..........................................         25,850          26,475
                                                                                                  ------------    ------------
    Cash and cash equivalents at end of period ................................................   $     18,386    $     32,689
                                                                                                  ============    ============

OTHER CASH FLOW DISCLOSURES:
    Interest paid .............................................................................   $     11,513    $     23,323
    Income taxes paid .........................................................................              -    $        190

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and its subsidiaries ("Prime" or the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

         The consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2002. Certain reclassifications have been made to the September 30, 2002 consolidated financial statements to conform them to the September 30, 2003 presentation.

         The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November of 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In April 2003, the Company guaranteed a portion of the debt of an unconsolidated joint venture (See Note 4). Based on the guaranteed amount and other facts and circumstances, including an analysis of the underlying collateral, the fair value of the obligation was not material.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2003. The Company does not believe that this Interpretation will have a significant impact on the Company's financial statements.

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

         The following table sets forth the Company's pro forma information for its common stockholders for the three and nine months ended September 30, 2003 and 2002 (in thousands except earnings per share data):

                                                                       THREE MONTHS ENDED,           NINE MONTHS ENDED,
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                       2003           2002           2003           2002
                                                                   ------------   ------------   ------------   ------------
Net income (loss) as reported                                      $      2,027   $      2,785   $    (22,427)  $       (927)
Add: Stock option expense included in net income (loss) ........              -              -              -              -

Less: Stock option expense determined under fair value
           recognition method for all awards ...................           (865)          (919)        (2,789)        (2,849)
                                                                   ------------   ------------   ------------   ------------
Pro forma net income (loss) ....................................   $      1,162   $      1,866   $    (25,216)  $     (3,776)
                                                                   ------------   ------------   ------------   ------------

Net income (loss) per share as reported:
     Basic .....................................................   $       0.05   $       0.06   $      (0.50)  $      (0.02)
     Diluted ...................................................   $       0.05   $       0.06   $      (0.50)  $      (0.02)

Pro forma net income (loss) per share:
     Basic .....................................................   $       0.03   $       0.04   $      (0.56)  $      (0.08)
     Diluted ...................................................   $       0.03   $       0.04   $      (0.56)  $      (0.08)

         The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002: risk-free interest rate of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 46.6% and a weighted-average expected life of the option of 6.5 years.

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

NOTE 5 - HOTEL DISPOSITIONS

         During the nine months ended September 30, 2003, the Company sold one AmeriSuites and one Wellesley Inn for total proceeds of $17.4 million. The Company retained the franchise rights to the hotels under 20-year franchise agreements and signed a management agreement on the AmeriSuites hotel.

         During the nine months ended September 30, 2002, the Company sold three AmeriSuites, three Wellesley Inns and a Radisson Hotel for gross proceeds of $59.0 million. The Company retained the franchise rights to the AmeriSuites and Wellesley Inns hotels under 20-year franchise agreements and the management agreements on two AmeriSuites.

         The operations and gains on sales of the hotels, net of tax, in which Prime did not retain management are included in the Consolidated Statements of Operations as part of discontinued operations.

NOTE 6 - DEBT

         During the nine months ended September 30, 2003, Prime purchased $21.3 million of its 8 3/8% Senior Subordinated Notes due 2012 (the "8 3/8 Notes") for $19.7 million, realizing gains of $1.6 million.

NOTE 7 - LEASE AGREEMENTS

         Glen Rock Holding Corp, a subsidiary of the Company, did not make its scheduled July 1 rent payment of approximately $2.0 million to Hospitality Properties Trust (NYSE:HPT) and received a default notice from HPT. The lease covers 24 AmeriSuites hotels owned by HPT. Over the past twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be set aside for capital improvements. The termination of the lease would result in the forfeiture of certain deposits and, accordingly, Prime has taken a $35.0 million non-cash charge against the net book value of the assets associated with the lease. Prime is managing the hotels in the interim as AmeriSuites and the results of operations after July 1, 2003 are not consolidated. HPT has the right to change the management and franchise agreements on the hotels which are subordinated to the lease obligations to HPT.

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

NOTE 8 - COMMON STOCK

         During the nine months ended September 30, 2003, Prime repurchased 358,000 shares of its common stock at an average price of $5.63 per share.

NOTE 9 - EARNINGS PER COMMON SHARE

         Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was 44.7 million and 45.1 million for the three months ended September 30, 2003 and 2002 and 44.7 million and 45.0 million for the nine months ended September 30, 2003 and 2002.

         Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. For the three months ended September 30, 2003 and 2002, the weighted average number of diluted shares was 45.1 million and 46.0 million, respectively. For the nine months ended September 30, 2003 and September 30, 2002, stock options were antidilutive and were not included in the calculation of diluted earnings per share.

NOTE 10 - GEOGRAPHIC AND BUSINESS INFORMATION

         The Company's hotels primarily operate in three major lodging industry segments: the all-suites segment, under its AmeriSuites brand; the limited-service segment, primarily under its Wellesley Inns &

Suites brand; and the full-service segment primarily under major national franchises. The Company's AmeriSuites are upscale hotels located in 32 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. The Company also operates full-service hotels, with food and beverage service and banquet facilities primarily under franchise agreements with national hotel brands in the upscale segment. The Company's full-service hotels are primarily located in the northeastern region of the United States.

         The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its owned and leased hotels. Interest expense, taxes and other income (loss) are not allocated at the segment level. The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                             ALL-SUITES   LIMITED-SERVICE   FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
                                             ----------   ---------------   ------------   ---------------   -------------
THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues .................................   $   45,345     $   21,979       $   15,987      $    5,897       $   89,208
EBITDA ...................................       10,505          4,921            4,656          (1,912)          18,170
Depreciation and amortization ............        4,824          3,864              808             758           10,254
Capital expenditures .....................        3,664            679              307             727            5,377
Property, equipment and leasehold
   Improvements ..........................      486,196        332,199           70,154          28,039          916,588

THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues .................................       59,178         21,435           14,737           4,405           99,755
EBITDA ...................................        8,459          5,264            4,952             (11)          18,664
Depreciation and amortization ............        4,711          3,109            1,302             408            9,530
Capital expenditures .....................        5,305            641              544           2,893            9,383
Property, equipment and leasehold
   Improvements ..........................      505,777        335,645           86,747          22,193          950,362

NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues .................................      155,518         64,604           43,141          17,797          281,060
EBITDA ...................................       20,406         13,684           11.032          (2,101)          43,021
Depreciation and amortization ............       14,572         10,622            3,186           2,169           30,549
Capital expenditures .....................        9,789          1,956            1,357           5,657           18,759
Property, equipment and leasehold
   Improvements ..........................      486,196        332,199           70,154          28,039          916,588

NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues .................................      180,572         63,999           44,028          13,042          301,641
EBITDA ...................................       28,792         15,057           13,420           4,664           61,933
Depreciation and amortization ............       14,776          9,440            4,140             879           29,235
Capital expenditures .....................        9,908          2,059            1,233           7,328           20,528
Property, equipment and leasehold
   Improvements ..........................      505,777        335,645           86,747          22,193          950,362

         The following table reconciles EBITDA to income (loss) before discontinued operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                              2003            2002            2003            2002
                                                          ------------    ------------    ------------    ------------
EBITDA ................................................   $     18,170    $     18,664    $     43,021    $     61,933
(Provision) benefit for income taxes ..................         (1,296)          1,203          13,850           4,327
Equity in earnings of joint ventures ..................            322               -             775               -
Other income (loss)  ..................................           (110)            302         (35,456)         (4,198)
Gains (losses) on retirement of debt ..................              -          (6,449)          1,622         (19,341)
Interest expense ......................................         (4,908)         (6,709)        (15,901)        (22,075)
Investment income .....................................            103             637             974           1,820
Depreciation and amortization .........................        (10,254)         (9,530)        (30,549)        (29,235)
                                                          ------------    ------------    ------------    ------------
Income (loss) before discontinued operations ..........   $      2,027    $     (1,882)   $    (21,664)   $     (6,769)
                                                          ============    ============    ============    ============

NOTE 11 - LITIGATION

         The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that its liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

         On June 13, 2003, Southeast Texas Inns, Inc. ("Southeast Texas Inns") filed a Complaint against the Company, May-Ridge, L.P. ("May-Ridge") and Ridgewood Holdings Corp. ("Ridgewood"), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as of July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the "Three Properties") that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas Inns. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general partner of May-Ridge. Southeast Texas Inns also seeks to hold the Company jointly liable for all damages under the Lease Agreement, to which the Company is not a party. The Company filed a motion to dismiss the Complaint against the Company on August 19, 2003, which was granted subject to no new evidence being brought by Southeast Texas Inns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Prime Hospitality Corp. ("Prime" or the "Company") is an owner, operator and franchisor of hotels, with 247 hotels in operation containing 31,781 rooms located in 34 states (the "Portfolio") as of September 30, 2003. Prime controls three hotel brands -- AmeriSuites (R), Wellesley Inn & Suites (R) and Prime Hotels and Resorts (R) -- and operates a portfolio of full-service hotels primarily under franchise agreements with national hotel chains.

         The following table sets forth information with respect to the Portfolio as of September 30, 2003:

                          HOTELS    ROOMS
                          ------    -----
            AMERISUITES

                  Owned     62      8,024
                 Leased     24      2,923
                Managed     27      3,480
             Franchised     35      4,084
                           ---     ------
                  Total    148     18,511

WELLESLEY INNS & SUITES

                  Owned     56      6,906
                 Leased      -          -
                Managed      6        668
             Franchised     19      1,837
                           ---     ------
                  Total     81      9,411

 PRIME HOTELS & RESORTS

                  Owned      1        240
                           ---     ------
                  Total      1        240

 NON-PROPRIETARY BRANDS

                  Owned      4        860
                 Leased      1        160
                Managed     10      1,934
          Joint Venture      2        665
                           ---     ------
                  Total     17      3,619

        TOTAL PORTFOLIO

                  Owned    123     16,030
                 Leased     25      3,083
                Managed     43      6,082
             Franchised     54      5,921
          Joint Venture      2        665
                           ---     ------
                  Total    247     31,781

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

         Operating results for the three and nine months ended September 30, 2003 were impacted by the weakness in the economy which had a significant negative impact on business travel and the demand for hotel rooms. Results were further impacted by the war with Iraq and concerns about airline safety.

These factors have resulted in weaker pricing power which has caused the average daily room rate ("ADR") to decline. As a result, for the three and nine months ended September 30, 2003, revenues from comparable owned and leased hotels increased by 0.3% for the three month period and decreased by 3.5% for the nine month period and gross operating profits on these hotels declined by 4.4% and 12.7%, respectively. Overall, for the three and nine months ended September 30, 2003, revenue declined by $10.5 million and $20.6 million, respectively, and EBITDA decreased by $0.5 million and $18.9 million, respectively, due to the results of the comparable owned and leased hotels and the effect of asset sales and lease terminations. See Note 10 of Notes to Interim Consolidated Financial Statements for a reconciliation of EBITDA to net income (loss) from continuing operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

         The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels; and its full-service hotels which are upscale hotels operated primarily under national franchise agreements.

         Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues decreased by $12.0 million and $25.3 million, or 12.6% and 8.8%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to a decline in revenue per available room ("REVPAR") at comparable hotels for the nine month period and the de-consolidation of the HPT hotels which are currently managed on an interim basis.

         The following table illustrates the REVPAR change, by segment for all owned and leased hotels and for managed hotels where Prime has a significant financial commitment, which were operated for comparable three and nine month periods in 2003 and 2002.

                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                    SEPTEMBER 30,                      SEPTEMBER 30,
                            2003        2002      % CHANGE      2003        2002      % CHANGE
                            ----        ----      --------      ----        ----      --------
            AMERISUITES
              Occupancy       68.7%       64.0%                   65.9%       63.4%
                    ADR   $  67.31    $  72.89               $   67.47    $  73.84
                 REVPAR   $  46.24    $  46.65      (0.9%)   $   44.45    $  46.84     (5.1%)

WELLESLEY INNS & SUITES
              Occupancy       63.1%       54.8%                   64.2%       56.0%
                    ADR   $  54.39    $  60.53               $   54.60    $  61.80
                 REVPAR   $  34.34    $  33.14       3.6%    $   35.03    $  34.58      1.3%

           FULL-SERVICE
              Occupancy       71.5%       69.5%                   65.7%       65.6%
                    ADR   $ 118.73    $ 122.34               $  109.57    $ 115.62
                 REVPAR   $  84.95    $  85.00      (0.1%)   $   71.96    $  75.87     (5.2%)

                  TOTAL
              Occupancy       66.9%       61.1%                   65.2%       61.0%
                    ADR   $  67.17    $  73.31               $   66.30    $  73.50
                 REVPAR   $  44.92    $  44.80       0.3%    $   43.25    $  44.82     (3.5%)

         The slight REVPAR increase for the three months ended September 30, 2003 was attributed to increased leisure and group travel in July and August partially offset by a decline in transient business travel. This resulted in high occupancies but lower ADR. REVPAR increases were reported in Cincinnati, Oklahoma City, Richmond and Phoenix with decreases in Chicago, Denver and the Northeast.

         The REVPAR decrease for the nine months ended September 30, 2003 was primarily attributed to weak business travel trends due to the sluggish economy combined with the war with Iraq. The decline was driven by a decrease in ADR due to competitive pressure on room rates. Key markets which contributed to the revenue decline were Chicago, Dallas, Denver, Northern New Jersey and South Florida. The hotels in the Houston and Phoenix markets reported increases primarily due to increased occupancy at the Wellesley Inns & Suites hotels.

         Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $2.0 million and $5.9 million, or 57.4% and 55.7%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. The increase was due to additional franchised and managed hotels arising from hotels sold to franchisees and new hotel openings, termination fees on three AmeriSuites hotels in the second quarter in 2003, interim management and franchise fees on the HPT hotels in the third quarter of 2003 and fees charged to franchisees for providing reservation services. In November 2002, Prime opened a new reservation center near its headquarters in Fairfield, NJ. Previously, these reservation services were provided by a third party.

         Rental and other revenues consists of rental income, interest on notes receivable and other miscellaneous operating income. Rental and other revenues for the three and nine months ended September 30, 2003 decreased by $0.5 million and $1.1 million, or 57.3% and 44.5%, respectively, compared to the same periods in 2002 due to condemnation proceeds and other miscellaneous revenue in 2002.

         Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Hotel operating expenses decreased by $7.7 million and $6.7 million, or 14.4% and 4.3%, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. For the comparable three and nine month periods, hotel operating expenses, as a percentage of hotel revenues, were 56.1% and 54.5% in 2002 and 54.9% and 57.2%, respectively, in 2003. Margins were impacted by the increase in occupancy and a decrease in reservation costs as Prime is now providing this service and the costs are now recorded as brand and administrative expenses versus hotel operating expenses in 2002.

         Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $4.6 million and $2.6 million, or 23.3% and 4.4%, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, primarily due to the de-consolidation of the HPT hotels partially offset by higher property insurance costs and costs of terminating franchise agreements on five Ramada hotels which were converted to the Wellesley brand in the second quarter of 2003.

         Brand and administrative expenses consist primarily of centralized management expenses associated with operating the hotels, corporate expenses, national brand advertising expenses and reservation costs. Brand and administrative expenses increased by $2.3 million and $7.6 million, or 29.9% and 35.0%, for the three and nine months ended September 30, 2003 compared to the same periods in 2002, due primarily to the timing of brand advertising expenditures and the operation of the new reservation center which opened in November 2002.

         Depreciation and amortization increased by $0.7 million, and $1.3 million, or 7.6% and 4.5%, for the three and nine months ended September 30, 2003 compared to the same periods in the prior year due to depreciation associated with capital additions on existing hotels partially offset by hotel sales.

         Investment income decreased by $0.5 million and $0.8 million, or 83.8% and 46.5%, for the three and nine months ended September 30, 2003 compared to the same periods in 2002 due to lower cash and security deposit balances and interest rates.

         Interest expense decreased by $1.8 million and $6.2 million, or 26.8% and 28.0%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to debt reductions and the retirement of 9 1/4% First Mortgage Notes in August 2002 with borrowings under the Company's $125 Million Revolving Credit Facility (the "Credit Facility") at a lower interest rate.

         Gains (losses) on retirement of debt for the nine months ended September 30, 2003 related to the retirement of $21.3 million of the 8?% Notes. For the three and nine months ended, September 30, 2002, gains (losses) on retirement of debt related to premiums on the retirement of the 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes") and the writeoff of deferred loan fees on both the 9 3/4% Notes and the Company's former revolving credit facility.

         Other income (loss) for the nine months ended September 30, 2003 is primarily comprised of a write-off of assets associated with the HPT lease. For the nine months ended, June 30, 2002, other income (loss) relates to a litigation charge.

         Equity in earnings from joint ventures for the three and nine months ended September 30, 2003 related to the Meadowlands Venture and the Quebec Venture.

         Discontinued operations for the three and nine months ended September 30, 2003 and 2002 reflect the operations of hotels no longer operated by Prime and the associated gain or loss on the disposal of these hotels.

LIQUIDITY AND CAPITAL RESOURCES

         Sources. The Company's major sources of cash for the nine months ended September 30, 2003 were operating cash flow of $27.8 million, asset sales of $17.4 million, borrowings of $13.0 million and sales and financings of joint venture interests of $18.5 million. The Company's major uses of cash during the period were debt retirements of $56.0 million, capital expenditures of $18.8 million and an investment in a joint venture of $6.6 million.

         The Company had borrowings of $50.0 million under its Credit Facility at LIBOR +2.50%, or approximately 3.6%, as of September 30, 2003. The Credit Facility consists of a $125 million revolving line of credit which expires in 2006 and is secured by the equity interests of certain of Prime's subsidiaries. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and incurring liens. In addition, the Credit Facility requires that the Company must maintain a debt to EBITDA ratio of 4.25 times and an EBITDA to interest ratio of 2.50 times. As of September 30, 2003, the Company's debt to EBITDA ratio was 4.00 times and its EBITDA to interest ratio was 3.00 times and the Company was in compliance with its covenants. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

         During the nine months ended September 30, 2003, the Company sold one AmeriSuites and one Wellesley Inn for the total proceed of $17.4 million. The Company retained the franchise rights to the hotels under 20-year franchise agreements.

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

         Uses. The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. There are currently no new construction projects underway. During the nine months ended September 30, 2003, the Company spent $18.8 million on capital additions which primarily consisted of capital improvements at its owned and leased hotels. The Company plans to fund capital improvements at existing hotels primarily with internally generated cash flow.

         During the nine months ended September 30, 2003, Prime purchased $21.3 million of its 8?% Notes for $19.7 million, realizing a gain of $1.6 million.

         During the nine months ended September 30, 2003, Prime repurchased 358,000 shares of its common stock at an average price of $5.63 per share.

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

         Glen Rock Holding Corp, a subsidiary of the Company, did not make its scheduled July 1 rent payment of approximately $2.0 million to Hospitality Properties Trust (NYSE:HPT) and received a default notice from HPT. The lease covers 24 AmeriSuites hotels owned by HPT. Over the past twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be set aside for capital improvements. The termination of the lease would result in the forfeiture of certain deposits and, accordingly, Prime has taken a $35.0 million non-cash charge against the net book value of the assets associated with the lease. Prime is managing the hotels as AmeriSuites on an interim basis. HPT has the right to change the management and franchise agreements on the hotels which are subordinated to the lease obligations to HPT.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates from its floating rate debt arrangements. At September 30, 2003, the Company had $243.7 million of debt outstanding of which $193.7 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $50.0 million was outstanding at September 30, 2003, is variable at a rate of LIBOR + 2.50%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at September 30, 2003 would adversely affect Prime's annual interest cost by approximately $0.5 million assuming borrowed amounts under the Credit Facility remained at $50.0 million.

SUMMARY OF INDEBTEDNESS

Combined aggregate principal maturities of debt as of September 30, 2003, are as follows (in thousands):

               8 3/9%       CREDIT      SCHEDULED
                NOTES      FACILITY    AMORTIZATION      TOTAL
             ----------   ----------   ------------   -----------
      2003   $            $            $        617   $       617
      2004                                    1,102         1,102
      2005                                      229           229
      2006                    50,000            250        50,250
      2007                                      272           272
THEREAFTER      178,725                      12,457       191,182
             ----------   ----------   ------------   -----------
             $  178,725   $   50,000   $     14,927   $   243,652
             ==========   ==========   ============   ===========

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

         On June 13, 2003, Southeast Texas Inns, Inc. ("Southeast Texas Inns") filed a Complaint against the Company, May-Ridge, L.P. ("May-Ridge") and Ridgewood Holdings Corp. ("Ridgewood"), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as of July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the "Three Properties") that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general partner of May-Ridge. Southeast Texas Inns also seeks to hold the Company jointly liable for all damages under the Lease Agreement, to which the Company is not a party. The Company filed a motion to dismiss the Complaint as against the Company on about August 19, 2003, which was granted subject to no new evidence being brought by Southeast Texas Inns.

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

                                        PRIME HOSPITALITY CORP.

Date: November 13, 2003                      By: /s/ A.F. Petrocelli
                                                 -------------------
                                             A. F. Petrocelli
                                             A.F. Petrocelli
                                             President and Chief Executive
                                             Officer

Date: November 13, 2003                      By: /s/ Richard T. Szymanski
                                                 ------------------------
                                                 Richard T. Szymanski
                                                 Senior Vice President and Chief
                                                 Financial Officer