Form 10-K
period 2003-12-31
PRIME HOSPITALITY CORP
filed 2004-03-12
CIK 80293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Registrant’s telephone number, including area code: (973) 882-1010

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Par Value $.01 Per Share, Common Stock	New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No ☐

      The aggregate market value of the registrant’s stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was $298,951,905.

      The Registrant had 44,845,498 shares of Common Stock outstanding as of March 1, 2004.

Documents Incorporated by Reference

      Portions of the Proxy Statement prepared for the 2004 annual meeting of shareholders are incorporated by reference into Part III of this report.

      References in this report to “we”, “our”, “us”, the “Company” or “Prime” are to Prime Hospitality Corp. and its subsidiaries. EBITDA represents earnings before extraordinary items, interest expense, provision for income taxes and depreciation and amortization and excludes interest income on cash investments, other income and income from equity in unconsolidated subsidiaries. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. Hotel EBITDA represents EBITDA generated from the operations of owned hotels. Hotel EBITDA excludes management fee income, interest income from mortgages and notes receivable, general and administrative expenses and other revenues and expenses which do not directly relate to operations of owned hotels. EBITDA and Hotel EBITDA are not measures of financial performance under accounting principles generally accepted in the United States and should not be considered as alternatives to net income as an indicator of the Company’s operating performance or as alternatives to cash flows as a measure of liquidity. Unless otherwise indicated, industry data is based on reports of Smith Travel Research.

PART I

Items 1 and 2.     Business and Properties

The Company

      We are an owner, manager and franchisor of limited-service and full-service hotels. We have 260 hotels in operation containing 34,324 rooms located in 36 states and Canada (the “Portfolio”) as of March 1, 2004. We control three hotel brands — AmeriSuites®, Wellesley Inns & Suites® and Prime Hotels and Resorts® — and operate a portfolio of full-service hotels under franchise agreements with national hotel chains. We operate and have ownership or leasehold interests in 126 hotels (the “Owned Hotels”), operate 54 hotels for real estate investment trusts which have cash flow guarantees and participations (the “Cash Flow Hotels”), manage 24 hotels for third parties (the “Managed Hotels”), and franchise 56 hotels which we do not operate (the “Franchised Hotels”). The Portfolio is comprised of 148 AmeriSuites hotels, 82 Wellesley Inns & Suites hotels, three Prime Hotels and Resorts hotels and 27 non-proprietary brand hotels. As of March 1, 2004, 12 non-proprietary brand hotels were in the process of being converted to the Prime Hotels & Resorts brand. Prime was incorporated under the laws of Delaware in 1985.

      Our current strategy is focused on growing our proprietary brands. We intend to continue the transition of our company which we began in 1998 primarily from an owner/operator into a more diversified company with ownership, franchise and management interests. Our prior emphasis focused on franchising, through which we have been able to grow our brands and generate additional revenues with minimal capital investments. As a result of the reduced demand for hotel rooms and limited financing available, our franchising program has slowed in the past two years. We, therefore, may look to selectively acquire hotels or hotel chains which may be converted into our brands and we will consider limited new development of AmeriSuites in strategic markets. Our acquisitions and development may be in the form of acquiring a 100% interest or through potential joint venture interests. The extent to which we are successful in adding new units through either franchising or acquisitions will depend on a variety of factors including the availability of hotels and hotel sites, industry and economic conditions, financing constraints, our financial performance and the competitive environment for product.

      We have also focused our efforts on growing our brand infrastructure. In recent years, we have developed and are now operating a new central reservation center, implemented a new, upgraded frequent guest program and increased our marketing spending. The upgraded infrastructure is intended to improve the performance of our brands and attract franchisees to our brands.

      In addition to new unit growth, we are focused on improving the year over year profitability of our existing hotels. We now have 204 hotels under management and we intend to capitalize on operating efficiencies in hotel operations, purchasing, sales and marketing, finance, administration and technology.

      Prime’s hotels can be categorized into three types: AmeriSuites, Wellesley Inns & Suites and full-service.

      AmeriSuites: As of March 1, 2004, there were 148 AmeriSuites in operation. We own and operate 62 of these hotels, operate 42 hotels with cash flow guarantees and participations and franchise the operation of the remaining 44 hotels, eight of which are operated by Prime. As of March 1, 2004, there were also three AmeriSuites under construction, with an additional 20 signed franchise agreements for new AmeriSuites to be built. AmeriSuites are upscale, all-suite hotels containing approximately 128 suites and are located in 32 states. The hotels are situated primarily near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment amenities. In 2003, AmeriSuites contributed approximately 50% of the Company’s Hotel EBITDA.

      Wellesley Inns & Suites: As of March 1, 2004, there were 82 Wellesley Inns & Suites in operation. We own and operate 56 of these hotels and franchise 26 hotels, six of which are managed by us. There is also one Wellesley Inns & Suites under conversion. Wellesley Inns & Suites are mid-price limited service hotels containing between 100-130 rooms and are located in 23 states primarily in the Southeast, Northeast and Southwest. In 2003, Wellesley Inns & Suites contributed approximately 25% of the Company’s Hotel EBITDA.

      Full-Service Hotels: As of March 1, 2004, we operated 30 full-service hotels, three under the Prime Hotels and Resorts flag and 27 under national franchises. We are in the process of converting 12 of the non-proprietary brand full-service hotels to the Prime Hotels & Resorts brand which we anticipate to be completed by June 2004. We have ownership or leasehold interests in eight of these hotels, manage 12 hotels for third parties with cash flow guarantees and participations, and manage another 10 hotels for third parties. The full-service hotels operate primarily in the upscale segment under national franchises such as Prime Hotels & Resorts, Hilton, Sheraton, Holiday Inn and Ramada and generally provide food and beverage service and banquet facilities. The hotels are primarily located in the Northeast. In 2003, the full-service hotels contributed approximately 25% of the Company’s Hotel EBITDA.

Industry Overview

      In 2003, the U.S. lodging industry began a slow recovery in the second half of the year. The first half was affected by a soft economy and travel disruptions associated with the war in Iraq. Beginning in July, as the economy began to show signs of improvement, the industry generated positive year over year revenue per available room (“REVPAR”) changes. For 2003, demand for hotel rooms increased by 1.6% and supply growth was 1.3%. This balance between supply and demand resulted in relatively flat REVPAR, occupancy and average daily rate (“ADR”) statistics in 2003 compared to 2002. In 2003, REVPAR increased by 0.2% to $49.24 as occupancy increased by 0.2% to 59.2% and ADR decreased by 0.1% to $83.28.

      The following table was compiled from industry operating data as reported by Smith Travel Research and highlights industry data for the United States and the regions in which most of the Company’s hotels are located: the Middle Atlantic region, which is comprised of New Jersey, New York and Pennsylvania; the South Atlantic region, which is comprised of Florida, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Maryland and Delaware; and the West South Central Region which is composed of Texas, Oklahoma, Arkansas and Louisiana. The table also includes operating data concerning the two price levels (of the five price levels classified by Smith Travel Research) in which the Company competes: upscale and mid-price. REVPAR data was calculated by the Company based on occupancy and ADR data supplied by Smith Travel Research.

	% Change in:

	Room Supply			Room Demand			REVPAR

	2003 v.	2002 v.	2001 v.	2003 v.	2002 v.	2001 v.	2003 v.	2002 v.	2001 v.
	2002	2001	2000	2002	2001	2000	2002	2001	2000

United States	1.3%	1.8%	2.4%	1.6%	0.8%	-3.4%	0.2%	-2.5%	-6.9%

BY REGION:
Middle Atlantic	1.9	1.9	2.3	1.1	1.5	-3.7	-1.8	-2.4	-10.8
South Atlantic	0.8	1.8	2.6	2.3	1.2	-3.3	1.8	-1.2	-5.5
West South Central	1.4	2.4	3.5	0.1	0.0	0.0	-1.1	-2.3	-3.5

BY SERVICE (PRICE LEVEL):
Upscale	2.2	2.6	3.7	1.9	2.6	-1.7	-0.9	-2.3	-6.4
Mid-Price	1.2	2.4	3.1	1.8	0.8	-2.5	0.1	-3.2	-4.9

Prime’s Lodging Operations

      The following table sets forth information with respect to the Portfolio as of March 1, 2004. The data reflects hotels open and includes, as Prime Hotels, the twelve hotels currently under conversion from the non-proprietary brand category:

	December 31,
	2003

	Number of

	Hotels	Rooms

AmeriSuites
Owned/ Leased	62	8,024
Managed-Cash Flow	42	5,214
Managed	8	1,077
Franchised	36	4,196

Total	148	18,511

Wellesley Inns & Suites
Owned/ Leased	56	6,906
Managed	6	668
Franchised	20	2,059

Total	82	9,633

Prime Hotels & Resorts
Owned/ Leased	3	595
Managed-Cash Flow	12	2,321

Total	15	2,916

Non-Proprietary Brands
Owned/ Leased	3	665
Managed	10	1,934
Joint Venture	2	665

Total	15	3,264

Total Portfolio
Owned/ Leased	124	16,190
Managed-Cash Flow	54	7,535
Managed	24	3,679
Franchised	56	6,255
Joint Venture	2	665

Total	260	34,324

(1)	The Company owns the land and building on all but ten hotels which are operated under ground or building lease agreements. The ground and building leases provide for fixed base rents and, in most instances, additional percentage rents based on a percentage of room revenues.

(2)	These Managed-Cash Flow management agreements require Prime to maintain a minimum level of cash flow and provide Prime with a share in a percentage of cash flow above certain levels.

(3)	In addition to the above, there are also three franchised AmeriSuites and one franchised Wellesley Inns & Suites under construction or conversion.

      The following table sets forth the location of the Portfolio by ownership interest as of March 1, 2004:

			Managed —
	Owned(a)		Cash Flow		Managed		Franchised		Total

	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

Alabama	1	128	1	128	—	—	1	65	3	321
Arizona	6	780	6	899	1	128	—	—	13	1,807
Arkansas	1	129	—	—	—	—	2	242	3	371
California	2	279	2	360	1	96	2	256	7	991
Colorado	5	662	1	126	—	—	—	—	6	788
Connecticut	2	261	—	—	—	—	2	231	4	492
Florida	16	1,967	5	509	3	407	13	1,544	37	4,427
Georgia	9	1,122	4	518	1	189	6	647	20	2,476
Idaho	1	128	—	—	—	—	—	—	1	128
Illinois	4	521	1	143	2	256	3	324	10	1,244
Indiana	2	259	3	383	—	—	—	—	5	642
Kansas	3	374	2	261	—	—	—	—	5	635
Kentucky	2	251	—	—	—	—	—	—	2	251
Louisiana	—	—	1	128	—	—	—	—	1	128
Maine	—	—	—	—	—	—	1	130	1	130
Maryland	2	261	1	128	—	—	—	—	3	389
Massachusetts	—	—	—	—	1	158	—	—	1	158
Michigan	3	394	1	124	—	—	1	121	5	639
Minnesota	1	128	2	337	—	—	—	—	3	465
Missouri	—	—	1	134	—	—	—	—	1	134
Nevada	1	125	1	202	—	—	—	—	2	327
New Jersey	14	2,669	1	125	8	1,355	—	—	23	4,149
New Mexico	2	237	1	128	—	—	1	125	4	490
New York	6	769	—	—	3	429	1	82	10	1,280
North Carolina	5	648	2	235	—	—	1	94	8	977
Ohio	4	460	4	503	—	—	—	—	8	963
Oklahoma	1	128	—	—	1	128	2	208	4	464
Oregon	1	137	—	—	—	—	—	—	1	137
Pennsylvania	2	256	—	—	2	343	—	—	4	599
Quebec, Canada	1	238	—	—	—	—	—	—	1	238
South Carolina	4	455	—	—	—	—	—	—	4	455
Tennessee	4	503	4	536	—	—	2	131	10	1,170
Texas	19	2,330	4	492	—	—	12	1,471	35	4,293
Utah	—	—	1	381	—	—	—	—	1	381
Virginia	2	256	3	385	1	190	4	362	10	1,193
Washington	—	—	2	370	—	—	—	—	2	370
Wisconsin	—	—	—	—	—	—	2	222	2	222

Total	126	16,855	54	7,535	24	3,679	56	6,255	260	34,324

(a)	The Owned hotels include two hotels in which Prime owns a 40% interest.

      The following table sets forth the location of the Portfolio by product type as of March 1, 2004. The data reflects hotels open and includes, as Prime Hotels, the twelve hotels currently under conversion from the non-proprietary brand category:

			Wellesley Inns &		Prime Hotels &		Non-Proprietary
	AmeriSuites		Suites		Resorts		Full-Service		Total

	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

Alabama	2	256	1	65	—	—	—	—	3	321
Arizona	6	748	4	524	3	535	—	—	13	1,807
Arkansas	2	233	1	138	—	—	—	—	3	371
California	4	535	1	96	2	360	—	—	7	991
Colorado	4	510	2	278	—	—	—	—	6	788
Connecticut	2	208	2	284	—	—	—	—	4	492
Florida	16	1,994	21	2,433	—	—	—	—	37	4,427
Georgia	14	1,768	5	565	1	143	—	—	20	2,476
Idaho	1	128	—	—	—	—	—	—	1	128
Illinois	8	1,033	1	68	1	143	—	—	10	1,244
Indiana	3	383	2	259	—	—	—	—	5	642
Kansas	3	389	2	246	—	—	—	—	5	635
Kentucky	2	251	—	—	—	—	—	—	2	251
Louisiana	1	128	—	—	—	—	—	—	1	128
Maine	1	130	—	—	—	—	—	—	1	130
Maryland	2	252	1	137	—	—	—	—	3	389
Massachusetts	1	158	—	—	—	—	—	—	1	158
Michigan	4	501	1	138	—	—	—	—	5	639
Minnesota	2	256	—	—	1	209	—	—	3	465
Missouri	1	134	—	—	—	—	—	—	1	134
Nevada	1	202	1	125	—	—	—	—	2	327
New Jersey	4	552	8	1,074	2	355	9	2,168	23	4,149
New Mexico	3	381	1	109	—	—	—	—	4	490
New York	—	—	6	611	1	240	3	429	10	1,280
North Carolina	7	839	1	138	—	—	—	—	8	977
Ohio	6	759	2	204	—	—	—	—	8	963
Oklahoma	4	464	—	—	—	—	—	—	4	464
Oregon	—	—	1	137	—	—	—	—	1	137
Pennsylvania	2	256	1	104	—	—	1	239	4	599
Quebec, Canada	—	—	—	—	—	—	1	238	1	238
South Carolina	3	368	1	87	—	—	—	—	4	455
Tennessee	7	819	2	171	1	180	—	—	10	1,170
Texas	23	2,839	12	1,454	—	—	—	—	35	4,293
Utah	—	—	—	—	1	381	—	—	1	381
Virginia	7	815	2	188	—	—	1	190	10	1,193
Washington	—	—	—	—	2	370	—	—	2	370
Wisconsin	2	222	—	—	—	—	—	—	2	222

Total	148	18,511	82	9,633	15	2,916	15	3,264	260	34,324

      The following table sets forth, for the years ended December 31, 2003 and 2002, operating data by product type for the comparable hotels in the Portfolio as of December 31, 2003:

	Total Portfolio

	Occupancy		ADR	REVPAR

Owned & Cash Flow
2003	63.3%		$66.02	$41.77
2002	59.7%		$72.28	$43.18
Change	3.6	pts	(8.7)%	(3.3)%
AmeriSuites
2003	63.9%		$68.64	$43.85
2002	62.2%		$73.74	$45.87
Change	1.7	pts	(6.9)%	(4.4)%
Wellesley Inns & Suites
2003	62.7%		$55.71	$34.93
2002	56.7%		$61.43	$34.86
Change	6.0	pts	(9.3)%	0.2%
Full-Service Brands
2003	65.5%		$116.42	$76.25
2002	65.0%		$122.44	$79.54
Change	0.5	pts	(4.9)%	(4.1)%

AmeriSuites

      AmeriSuites are positioned in the upscale segment of the lodging industry, competing predominantly with other upscale and mid-price brands such as Courtyard by Marriott, Springhill Suites, Hampton Inns & Suites, Comfort Suites and Holiday Inn. While the majority of the current AmeriSuites hotels were developed with Prime’s capital, we intend to grow AmeriSuites with the bulk of capital coming from franchisees. The average age of the AmeriSuites hotels is approximately 6 years.

      AmeriSuites are all-suite, upscale hotels which offer guests an attractively designed suite, a complimentary continental breakfast in a spacious lobby cafe, remote-control cable television, fitness centers and pool facilities. The hotels provide group meeting space, but do not include restaurant or lounge facilities. AmeriSuites attract customers principally because of the size and quality of the guest suites which contain approximately 420 square feet, approximately 30% larger than a standard hotel room. The suites offer distinct living, sleeping and kitchen areas with microwaves, refrigerators, in-room coffee makers, ironing boards and hair dryers. High-speed internet access is currently being installed in the majority of hotels. AmeriSuites hotels also offer business suites marketed under the name “TCB (Taking Care of Business) Suites”. TCB Suites were developed specifically for the business traveler and feature a well-equipped, in-suite office, including an oversized desk with executive chair, easy chair and ottoman, in addition to technology features such as dual phone lines, voice mail, data ports, speakerphones and other amenities. The typical AmeriSuites contains approximately 128 suites, including 20-30 TCB Suites, and two to four meeting rooms. AmeriSuites are primarily located near suburban commercial centers, corporate office parks and other travel destinations, within close proximity to dining, shopping and entertainment facilities. The target customer is primarily the business traveler, with an average length of stay of two to three nights, and leisure or weekend travelers. AmeriSuites are marketed primarily through direct local sales, national marketing programs and a central reservation system operated by Prime.

Wellesley Inns & Suites

      The Wellesley Inns & Suites brand is comprised of 39 Wellesley Inns and 43 Wellesley Inns & Suites which, in addition to Wellesley Inn amenities, also contain suite rooms. The Company intends to develop this brand primarily by converting hotels from other brands either through franchisees or acquisitions of hotels or hotel chains. In the past year, ten hotels have been converted from other brands to the Wellesley Inns & Suites brand.

      Wellesley Inns & Suites are positioned in the mid-price segment of the industry and compete with other chains such as Hampton Inns, La Quinta Inn & Suites, Holiday Inn Express and Comfort Inns. The average age of the chain’s hotels is approximately 10 years. The target customer is the transient business traveler, although approximately 25% of the customers stay on an extended basis.

      The majority of the Company’s 39 Wellesley Inns are located in Florida and the Northeast United States. The prototypical Wellesley Inn has approximately 100 rooms and is distinguished by a stucco exterior, spacious lobby and amenities such as pool facilities, complimentary continental breakfast, remote control cable television with free movie channels and in-room coffee makers. High-speed internet access is currently being installed in the majority of hotels.

      The Company’s 43 Wellesley Inns & Suites were formed primarily from the conversion of 38 former HomeGate hotels in November 1999. Wellesley Inns & Suites are located primarily in the Southwest, Midwest and Southeast. The typical Wellesley Inns & Suites consists of approximately 110 to 130 rooms. In addition to the amenities of a typical Wellesley Inn, the Wellesley Inns & Suites hotels offer suite accommodations in approximately 60% of the guest rooms. The suites contain approximately 450 square feet offering separate living, sleeping and eating areas. The suite rooms also contain kitchenettes with stove tops, refrigerators and microwaves.

      Marketing efforts for the Wellesley Inns & Suites chain rely primarily on direct local marketing, but also include national programs and a central reservation system operated by Prime.

Prime Hotels and Resorts

      Prime unveiled its new hotel brand, Prime Hotels & Resorts, with the conversion of the Sheraton Hotel Saratoga Springs to the Prime Hotel and Conference Center, Saratoga Springs, New York in January 2003. Saratoga Springs was the first re-branded property in our plan to develop, under the Prime Hotels & Resorts flag a portfolio of upscale, full-service hotels. The new brand will provide us with additional hotels for our frequent guest and national sales programs and will create cross selling opportunities among our brands.

      On March 1, 2004, we converted two owned Radisson Hotels in Secaucus, NJ and Fairfield, NJ to the Prime Hotels & Resorts brand. In addition, there are currently twelve managed hotels under the Wyndham flag in the process of being converted to the Prime brand. We expect these conversions to be complete by June 30, 2004 at which time we will have 15 Prime hotels open in 10 states.

      Acquisitions of or from other chains or ownership groups will provide the foundation for brand expansion. Features of a Prime-branded hotel will include 100-500 guest rooms and suites, a selection of dining and entertainment venues, concierge-level services, automated check-in kiosks, swimming pool and fitness center, business center, and ample meeting and banquet space. Amenities will include high-speed internet access, in-room cordless phones, and expanded cable television offerings including on-demand viewing services. The amenity packages are designed to provide the guest with timesaving conveniences.

Non-Proprietary Brands

      Our non-proprietary brand hotels primarily operate in the upscale full-service segment. After the conversion of 12 hotels to the Prime brand, we will have 15 non-proprietary brand hotels. We have ownership interests in five of these hotels and manage ten for third parties. The full-service hotels provide food and beverage outlets, contain meeting and banquet facilities and are operated under franchise agreements primarily with Hilton, Sheraton, Holiday Inn and Ramada. The full-service hotels are concentrated in the Northeast. The hotels are generally positioned along major highways within close proximity to corporate headquarters, office parks, airports, convention or trade centers and other major facilities. The customer base for the full-service hotels consists primarily of business travelers. Sales and marketing efforts are concentrated at the local level where the Company’s sales force markets its rooms and its meeting and banquet services to groups for seminars, business meetings and other events. The hotels are also marketed through national franchisor programs and central reservation systems.

      The Company’s full-service hotels generally have between 150 and 400 rooms and pool, restaurant, lounge, banquet and meeting facilities. Other amenities include fitness rooms, room service, remote-control cable television and business centers. In order to enhance guest satisfaction, the Company also has theme concept lounges in a number of its hotels.

Brand Infrastructure

      As we continue to evolve into a franchisor, we have undertaken a number of brand initiatives. These include the following:

Central Reservation System — In November 2002, we opened and began operating a new reservation system in Fairfield, New Jersey. The new system was implemented to provide us with improved service quality, real time inventory synchronization between the system and the hotels, and enhanced customer data. In 2003, we realized an increase in our call conversion rate and a decrease in our call abandonment rate.

Brand Advertising — We spent approximately $6.9 million on national brand advertising expenditures in 2003. The Company’s efforts have focused primarily on print advertising both on a regional level and in national publications such as USA Today. In recent years, Prime has expanded its program to include national cable television advertisements for its AmeriSuites chain.

National Accounts — We have approximately 200 national accounts comprised of leading companies throughout the country which list our brands as preferred hotel providers.

Rewards Program — On September 1, 2001, we implemented an expanded rewards program, covering all of our brands, designed to enhance our competitive position. The new program, entitled Prime Rewards, offers frequent guest members both points toward a free hotel stay and airline miles with partners such as American, Continental, Delta, United and America West with each stay. Technology features such as paperless redemptions and online customer statements and profiles have also been incorporated into this program. We have increased our membership from approximately 90,000 members as of September 1, 2001 to approximately 375,000 members as of December 31, 2003. As a result, frequent guests contributed approximately 15% of brand revenues in 2003, up from 10% in 2001.

E-Commerce — The Company’s proprietary websites (www.amerisuites.com, www.wellesleyonline.com and www.primehotelsandresorts.com) provide customers with the ability to book reservations. The brands’ hotel rooms can also be booked through wholesale travel websites such as TravelScape, Expedia and Hotels.com and excess room inventory is distributed through discount websites such as Priceline and Hot Wire. Prime’s rooms are also available on general travel websites such as Travelocity and Worldres. E-commerce related sites contributed approximately 15% of brand revenues in 2003.

      We believe that the growing brand infrastructure, consisting of elements such as a central reservation system, an improved frequent stay program, increased advertising and marketing programs, and e-commerce initiatives, are necessary for our brands to compete effectively with older, more established chains.

Franchising

      Franchising has been a key source of our recent brand growth. We began our franchise sales efforts in mid-1998 when we obtained the necessary statutory approvals to begin franchising our AmeriSuites and Wellesley brands. We have a franchise sales team which, in addition to their direct sales effort, also develop the franchise marketing programs which include advertising in industry and business publications, attending various trade shows and producing brochures and other collateral material. Also we have a franchise services team which has developed a variety of programs to guide our franchisees through the various phases of opening and operating a hotel. These include training, pre-opening, construction management and purchasing services. We also offer our franchisees an internet based communications system which provides brand updates, operating standards and manuals and other important communications. We perform quality control inspections of all of our proprietary brand hotels, including those owned and operated by us.

      The following table details the number of franchise agreements executed by us through December 31, 2003 since we began our franchising efforts in June 1998. New franchises have been generated through a combination of construction of new hotels, the conversion of existing hotels to our brands and the sales of existing hotels by us to franchisees.

		Wellesley Inns
	AmeriSuites	& Suites	Total

New Openings/ Conversions	24	11	35
Asset Sales	20	15	35
Under Construction/ Conversion	3	1	4

Total	47	27	74

Pipeline of Executed Agreements	20	1	21

      Our franchise agreements typically provide for terms of twenty years and require the franchisee to maintain certain operating and product standards. The franchise fees are generally comprised of an initial application fee, plus monthly fees based on a percentage of hotel revenues. The monthly fees cover royalties and the cost of marketing and reservation services. We also offer additional services including purchasing and design services. The standard monthly fees as a percentage of room sales are as follows:

	Royalty	Marketing	Reservation
	Fee	Fee	Fee

AmeriSuites	5.0%	2.0%	1.55%
Wellesley Inns & Suites	4.5%	1.5%	1.55%
Prime Hotels & Resorts	4.0%	2.0%	1.55%

Corporate Development

      While we have developed the majority of our existing AmeriSuites and Wellesley Inns & Suites, we have focused on franchising as the primary source of recent development.

      We intend to focus any corporate development efforts in the Northeast and West Coast, or in other areas where the development process is more difficult, high barriers to entry exist and the location has strategic value. Our Wellesley Inns & Suites and Prime Hotels and Resorts development efforts will focus on the conversion of other hotels to our brands.

Operations

      As a leading domestic hotel operating company, we believe that we enjoy a number of operating advantages. With approximately 200 hotels under management covering a number of price points and broad geographic regions, we have the critical mass to support operating, marketing and financial systems. We believe that our broad array of central services permits on-site hotel general managers to effectively focus on providing guest services.

      Our operating strategy combines operating service and guidance from our central management team with decentralized decision-making authority delegated to each hotel’s on-site management. The on-site hotel management teams consist of a general manager and, depending on the hotel’s size and market position, managers of sales and marketing, food and beverage, front desk services, housekeeping and engineering. Our operating objective is to exceed guest expectations by providing quality services and comfortable accommodations at a fair value. On-site hotel management is responsible for efficient expense controls and uses operating standards provided by the Company. Within parameters established in the operating and capital planning process, on-site management possesses broad decision-making authority on operating issues such as guest services, marketing strategies and hiring decisions. Each hotel’s management team is empowered to take all necessary steps to ensure guest satisfaction within established guidelines. Key on-site personnel participate in an incentive program based on hotel revenues and profits.

      The central management team is located in Fairfield, New Jersey. Central management provides four major categories of services: (i) operations management, (ii) sales and marketing management, (iii) financial reporting and control and (iv) hotel support services.

      Operations Management. Operations management consists of the development, implementation and monitoring of hotel operating standards and is provided by a network of regional operating officers who are each responsible for the operations of 15 to 20 hotels. They are supported by training and food and beverage departments, each staffed full-time by specialized professionals. Our training efforts focus on sales, housekeeping, food service, front desk services and leadership.

      Sales and Marketing Management. Sales and marketing management is directed by a corporate staff which includes regional marketing directors who are responsible for each hotel’s sales and marketing strategies, and the Company’s national sales group, which markets its brands to major companies which produce a high volume of bookings. In cooperation with the regional marketing staff, on-site sales management develops and implements short and intermediate-term marketing plans. We focus on yield management techniques, which optimize the relationship between hotel rates and occupancies and seek to maximize profitability.

      Complementing regional, national and on-site marketing efforts, the Company formed a sales group under a wholly-owned subsidiary, Market Segments, Inc. (“MSI”). MSI’s marketing team targets specific hotel room demand generators including tour operators, major national corporate accounts, athletic teams, religious groups and others with segment-specialized sales initiatives. MSI’s primary objective is to book hotel rooms at the Company’s hotels and its secondary objective is to market its services on a commission basis to hotels throughout the industry. Sales activities on behalf of non-affiliated hotels increase the number of hotels where bookings can be made to support marketing efforts and defray the costs of the marketing organization.

      Financial Reporting and Control. Our system of centralized financial reporting and control permits management to closely monitor decentralized hotel operations without the cost of financial personnel on site. Centralized accounting personnel produce detailed financial and operating reports for each hotel. Additionally, central management directs budgeting and analysis, processes payroll, handles accounts payable, manages each hotel’s cash, oversees credit and collection activities and conducts on-site hotel audits.

      Hotel Support Services. Our hotel support services combine a number of technical functions in central, specialized management teams to attain economies of scale and minimize costs. Central management establishes human resources guidelines, handles purchasing, directs construction and maintenance and provides design services. Technical staff teams support each hotel’s information and communication systems needs. Additionally, we direct safety/risk management activities, benefit programs and provides central legal services.

Capital Improvements

      We continuously refurbish our Owned Hotels in order to maintain consistent quality standards. We generally spend between 3% to 6% of hotel revenue on capital improvements at our Owned Hotels. We believe that our Owned Hotels are in generally good physical condition. We recommend refurbishment and repair projects on the Cash Flow Hotels and Managed Hotels, although spending amounts vary based on the plans of such hotels’ owners and the Company’s role as the franchisor.

Managed Hotels — Cash Flow Interest

      In December 2003, we terminated our lease agreement for 24 AmeriSuites hotels with Hospitality Properties Trust (“HPT”) and entered into a management agreement with HPT for the 24 AmeriSuites hotels and 12 full-service hotels to be re-branded under our Prime Hotels & Resorts chain. The agreement became effective on January 1, 2004 for the AmeriSuites hotels and February 1, 2004 for the Prime Hotels & Resorts hotels. The term is 15 years and we have two renewal options of 15 years each.

      Under the agreement, HPT will receive an owner’s priority return of $26 million per year. This return is guaranteed by Prime under a limited guarantee which caps the maximum cash outlay by Prime over the life of the agreement at $30 million. Cash flow generated by the hotels in excess of $26 million per year will be split 50/50 between HPT and Prime with Prime’s share counting as its royalty and management fee. Also, as part of the agreement, HPT will provide $25 million during the first two years to pay for re-branding and other capital improvements on the 36 hotels.

      On January 1, 2002, we converted our existing lease agreements on 19 AmeriSuites hotels with Equity Inns, Inc. (“Equity Inns”) to management agreements. The management agreements provide for a subsidiary of Prime to share in the cash flow above, and to fund deficits below, certain thresholds. The agreements also require the Prime subsidiary to guarantee a minimum return to Equity Inns equal to the minimum rent under the prior lease agreement. The agreements expire in 2007 and 2008 and will then be converted to 20 year franchise agreements provided that we are in compliance with the cash flow guarantee requirements under the current agreements.

Managed Hotels

      We provide hotel management services to third party hotel owners of 24 Managed Hotels. Management fees are generally based on fixed percentages of the property’s total revenues and incentive payments based on certain measures of hotel income. Additional fees are generated from the rendering of specific services such as accounting, construction, design and purchasing. Our fixed management fee percentages are generally 2.0% to 4.0% of total revenues before giving consideration to performance related incentive payments. Terms of the management agreements vary with expiration dates ranging from 2004 to 2014.

Agreements As Franchisee

      We have entered into franchise licensing agreements with third party franchisors on our non-proprietary brand full-service hotels. These agreements typically have a ten year term and require us to pay monthly fees, to maintain certain standards and to implement certain capital programs. The payment of monthly fees, which typically total 8% to 9% of room revenues, cover royalties and the costs of marketing and reservation services provided by the franchisors. Franchise agreements, when initiated, generally provide for an initial fee in addition to monthly fees payable to the franchisor. We believe we currently enjoy generally good relationships with our franchisors.

Working Capital

      We believe that our operating cash flow is sufficient to cover our current operational and capital needs. The majority of our revenue is in the form of credit card charges which are typically realized in cash in two to three business days. We also intend to utilize any excess cash flow and any proceeds from asset sales, for hotel portfolio growth, repayment of debt and/or the repurchase of our common shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Seasonality

      As the majority of our properties are focused on the business traveler, the second and third quarters of the year are generally the strongest due to business travel patterns.

Competition

      We operate hotel properties in areas that contain numerous other hotels, the majority of which are affiliated with national or regional brands. We compete with other hotels for customers primarily on the basis of price, physical facilities, brand recognition and customer service. We also compete with other hotel companies for management and franchise agreements. Some of our competitors have greater resources and brand recognition than we do.

Employees

      As of December 31, 2003, we employed approximately 6,500 full and part time employees. At one owned hotel, one managed hotel and the two Joint Venture hotels, certain of our employees are covered by collective bargaining agreements. We believe that relations with our employees are generally good.

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

      On August 18, 1999, plaintiff Nick Pourzal, a former employee of the Company, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the “Gilbert Land,” and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended compliant, to add claims for (i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) to confirm an arbitration award relating to the Company’s termination of plaintiff’s employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys’ fees and expenses. Prime believes that the plantiff’s action is without merit and intends to vigorously defend this case.

      On June 13, 2003, Southeast Texas Inns, Inc. (“Southeast Texas Inns”) filed a Complaint against the Company, May-Ridge, L.P. (“May-Ridge”) and Ridgewood Holdings Corp. (“Ridgewood”), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as of July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the “Three Properties”) that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas Inns. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general partner of May-Ridge. Southeast Texas Inns also seeks to hold the Company jointly liable for all damages under the Lease Agreement, to which the Company is not a party. The Company filed a motion to dismiss the Complaint against the Company on August 19, 2003, which was granted subject to no new evidence being brought by Southeast Texas Inns.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock, par value $.01 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “PDQ.” As of March 1, 2004 there were 44,845,498 shares of common stock outstanding.

      The following table sets forth the reported high and low closing sales prices of the common stock on the NYSE.

	High	Low

Year Ended December 31, 2003
First Quarter	$8.76	$4.68
Second Quarter	7.15	5.10
Third Quarter	9.10	6.76
Fourth Quarter	11.02	8.69
Year Ended December 31, 2002
First Quarter	13.72	10.52
Second Quarter	13.66	11.90
Third Quarter	12.30	8.20
Fourth Quarter	9.40	7.55

      As of March 1, 2004, the closing sales price of the common stock on the NYSE was $10.78 per share, and there were approximately 1,510 holders of record of common stock.

      We have not declared any cash dividends on our common stock during the two prior fiscal years and do not currently anticipate paying any dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any future earnings for use in our business. In addition, we are prohibited by the terms of certain debt agreements from paying cash dividends.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

      The table below presents selected consolidated financial data derived from the Company’s historical financial statements for the five years ended December 31, 2003. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenue(a)	$405,692	$412,385	$482,222	$554,150	$565,241
Income (loss) from continuing operations before the cumulative effect of change in accounting principle and discontinued operations(a)	(23,689)	(5,648)	38,410	59,542	39,330
Cumulative effect of a change in accounting principle (net of income taxes)(b)	—	—	—	—	(5,315)
Discontinued operations(a):
Income (loss) from discontinued operations, net of income tax	(174)	453	1,783	2,958	867
Gain (loss) on disposal, net of income taxes	(612)	1,328	—	—	—
Net income (loss)	$(24,475)	$(3,867)	$40,193	$62,500	$34,882
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.55)	$(0.09)	$0.90	$1.37	$0.68
Diluted	$(0.55)	$(0.09)	$0.88	$1.34	$0.67
BALANCE SHEET DATA:
Total assets	41,007,305	$1,119,649	$1,156,770	$1,165,872	$1,328,779
Long-term debt, net of current portion	227,535	284,017	309,736	340,987	543,485
Stockholders’ equity	681,014	706,676	707,941	668,100	632,000

(a)	During 2003, in compliance with SFAS 144 the Company has reported revenues and expenses from assets sold during 2003 as discontinued operations for each period presented above, and recorded as revenue certain reimbursements for “out-of-pocket” expenses in accordance with EITF 01-14.

(b)	Cumulative effect of a change in accounting principle of $5.3 million (net of income taxes) in 1999, relates to the adoption by the Company of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”). The Company adopted SOP 98-5 on January 1, 1999, and was required to write-off any unamortized pre-opening costs that remained on the balance sheet.

      Unaudited selected consolidated quarterly financial data for the years ending December 31, 2003 and 2002 follow (in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
Three Months Ended(a)	2003	2003	2003	2003

Total revenue	$94,622	$110,243	$108,142	$92,686
Operating income (loss)	(3,478)	8,376	7,916	1,690
Income (loss) before discontinued operations, net of taxes	(4,681)	(18,801)	2,027	(2,234)
Discontinued operations, net of taxes	(1,951)	979	—	186
Net income (loss)	(6,632)	(17,822)	2,027	(2,048)

Earnings per common share:

Basic:
Income (loss) before discontinued operations	$(0.11)	$(0.42)	$0.05	$(0.05)
Income (loss) from discontinued operations, net of income taxes	(0.04)	0.02	—	—
Net income (loss)	$(0.15)	$(0.40)	$0.05	$(0.05)

Diluted:
Income (loss) before discontinued operations	$(0.11)	$(0.42)	$0.05	$(0.05)
Income (loss) from discontinued operations, net of income taxes	(0.04)	0.02	—	—
Net income (loss)	$(0.15)	$(0.40)	$0.05	$(0.05)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended(a)	2002	2002	2002	2002

Total revenue	$99,993	$112,014	$105,501	$94,876
Operating income (loss)	7,646	15,918	9,134	859
Income (loss) before discontinued operations, net of taxes	231	(5,117)	(1,882)	1.120
Discontinued operations, net of taxes	543	632	4,666	(4,060)
Net income (loss)	774	(4,485)	2,784	(2,940)

Earnings per common share:

Basic:
Income (loss) before discontinued operations	$0.01	$(0.11)	$(0.04)	$0.02
Income (loss) from discontinued operations, net of income taxes	0.01	0.01	0.10	(0.09)
Net income (loss)	$0.02	$(0.10)	$0.06	$(0.07)

Diluted:
Income (loss) before discontinued operations	$0.01	$(0.11)	$(0.04)	$0.02
Income (loss) from discontinued operations, net of income taxes	0.01	0.01	0.10	(0.09)
Net income (loss)	$0.02	$(0.10)	$0.06	$(0.07)

(a)	Amounts were restated from previously reported amounts due to the accounting for discontinued operations in compliance with SFAS 144, and EITF 01-14.

      The following table reconciles income before discontinued operations to EBITDA for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31

	2003	2002	2001

Income before discontinued operations	$(23,689)	$(5,648)	$38,410
Provision for income taxes	(15,145)	(3,610)	24,046
Equity in earnings of joint ventures	(822)	—	—
Other (income) expense	35,706	(1,244)	(22,261)
(Gain) loss on retirement of debt	(1,622)	19,339	123
Interest expense	20,914	27,583	33,643
Investment income	(1,078)	(2,863)	(2,244)
Valuation of assets	1,000	—	—
Depreciation and amortization	39,345	39,301	37,281

EBITDA	$54,609	$72,858	$108,998

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      We are an owner, manager and franchisor of limited-service and full-service hotels. We have 260 hotels in operation containing 34,324 rooms located in 36 states and Canada (the “Portfolio”) as of March 1, 2004. We control three hotel brands — AmeriSuites®, Wellesley Inns & Suites® and Prime Hotels and Resorts® — and operate a portfolio of full-service hotels under franchise agreements with national hotel chains. We operate and have ownership or leasehold interests in 126 hotels (the “Owned Hotels”), operate 54 hotels for real estate investment trusts which have cash flow guarantees and participations (“Cash Flow Hotels”), manage 24 hotels for third parties (the “Managed Hotels”), and franchise 56 hotels which we do not operate (the “Franchised Hotels”). The Portfolio is comprised of 148 AmeriSuites hotels, 82 Wellesley Inns & Suites hotels, three Prime Hotels and Resorts hotels and 27 non-proprietary brand hotels. As of March 1, 2004, 12 non-proprietary brand hotels were in the process of being converted to the Prime Hotel & Resorts brand.

      Our growth has been focused on the development of our proprietary brands. Through the development of our proprietary brands, we have transformed our company from an owner/operator into a more diversified company with ownership, franchise and management interests, and have positioned the company to generate additional revenues with minimal capital investment.

      Operating results for 2003 were impacted by the continued weakness in the economy which had a significant negative impact on business travel and the demand for hotel rooms. Results were further impacted by concerns about airline safety and inconvenience. As a result, for the year ended December 31, 2003, revenues from comparable Owned and Leased hotels declined by 3.3% and gross operating profits on these hotels declined by 12.5%. Overall, for the year ended December 31, 2003, revenue declined by 2.7% to $380 million and EBITDA decreased by 25.0% to $54.6 million due to the results of the comparable Owned and Cash Flow Hotels and the effect of asset sales.

      Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

      Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Prime will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Hotel revenues for the year ended December 31, 2003 decreased by $16.7 million, or 4.5%, from $374.1 million in 2002 to $357.3 million in 2003. The decrease was due primarily to a 3.3% decline in revenues from comparable Owned hotels, and the impact of asset sales and lease terminations.

      We operate three product types: our proprietary AmeriSuites which are upscale all-suites hotels; our proprietary Wellesley Inns & Suites which are mid-price limited service hotels and our full-service hotels which are primarily upscale hotels operated under national franchises.

      The following table illustrates the REVPAR (“Revenue Per Available Room”) change, by segment in 2003 for the Owned and Cash Flow Hotels, which were operated for comparable periods in 2003 and 2002.

	Years Ended December 31,

	2003	2002	% Change

AmeriSuites
Occupancy	63.7%	61.6%	2.1	pts.
ADR	$66.74	$72.25	(7.6)%
REVPAR	$42.52	$44.48	(4.4)%

Wellesley Inns & Suites
Occupancy	62.0%	55.2%	6.8	pts.
ADR	$55.06	$61.61	(10.6)%
REVPAR	$34.15	$34.03	0.4%

Full-Service Hotels
Occupancy	65.5%	65.0%	0.5	pts.
ADR	$116.42	$122.44	(4.9)%
REVPAR	$76.25	$79.54	(4.1)%

Total
Occupancy	63.3%	59.7%	3.6	pts.
ADR	$66.02	$72.28	(8.7)%
REVPAR	$41.77	$43.18	(3.3)%

      The REVPAR decreases reflect the weakness in the economy which has a significant negative impact in business travel and the demand for hotel rooms. Results were further impacted by the war in Iraq and concerns about airline safety. These factors have resulted in weaker pricing power which has caused the average daily room rate (“ADR”) to decline. The ADR decrease was partially offset by an increase in occupancy achieved by attracting more leisure travelers and by increasing inventory available to internet distributors.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company’s national sales group. Management, franchise and other fees increased by $7.4 million, or 43.8%, from $16.9 million in 2002 to $24.3 million in 2003.

      The increase was primarily due to an increase in franchise royalty fees derived from hotels sold to franchisees, new hotel openings, termination fees on three AmeriSuites hotels in the second quarter of 2003, interim management and franchise fees on the HPT hotels in the third quarter of 2003, and fees charged to franchisees for providing reservation services. In November 2002, we opened a new reservation center near our headquarters in Fairfield, New Jersey. Previously, these reservation services were provided by a third party.

      Rental and other revenues consists of rental income, interest on notes receivable and miscellaneous operating income. Rental and other revenues decreased by $0.5 million, or 21.1% from $2.5 million in 2002 to $2.0 million in 2003 due to condemnation proceeds and other miscellaneous revenue in 2002.

      Hotel operating expenses consist of all direct costs related to the operation of the Company’s properties (lodging, food & beverage, administration, selling & advertising, utilities and repairs & maintenance). Hotel operating expenses decreased by $1.1 million or 0.5% in 2003, from $209.9 million to $208.8 million as a result of the decrease in hotel revenue. Hotel operating expenses as a percentage of hotel revenues increased from 53.7% in 2002 to 54.9% in 2003. Margins were impacted by an increase in occupancy and a decrease in reservation costs, as Prime is now providing this service, and these costs are now recorded as brand and administrative expenses versus hotel operating expenses in 2002.

      Rent and other occupancy expenses consist primarily of rent expense, property insurance and real estate and other taxes. Rent and other occupancy expenses decreased by $2.2 million, or 2.7% to $77.0 million in 2003, primarily due to the discontinuance of the funding of deficits on HPT hotels since July 2002. This decrease is partially offset by higher property insurance costs and the costs of terminating franchise agreements on five Ramada hotels which were converted to the Wellesley brand in 2003.

      Brand and administrative expenses consist of centralized management expenses associated with operating the hotels, corporate expenses, national brand advertising expenses and reservation costs. Brand and administrative expenses increased by $11.4 million or 36.2%, primarily due to the operation of the new reservation center which opened in November 2002.

      Depreciation and amortization increased by 0.1% in 2003 due to depreciation on capital additions on existing hotels offset by hotel sales.

      Investment income decreased by $2.0 million, or 70.7%, from $2.8 million in 2002 to $0.8 million in 2003 due to lower cash and security deposit balances and lower interest rates.

      Interest expense decreased by $6.7 million, or 24.2% from $27.6 million in 2002 to $20.9 million in 2003, primarily due to debt reductions and the retirement of 9 1/4% First Mortgage Notes in August 2002 with borrowings under our $125 Million Revolving Credit Facility (the “Credit Facility”) at a lower rate, which averaged 3.67% for the year.

      Gains (losses) on retirement of debt related to the retirement of $21.3 million of the 8 3/8% Notes during 2003. In 2002, the gains (losses) on retirement of debt related to premiums on the retirement of the 9 3/4% Senior Subordinated Notes (the “9 3/4% Notes”) and the write-off of deferred loan fees on both the 9 3/4% Notes and our former revolving credit facility.

      Other income (loss) consists of property transactions and other items which are not part of the Company’s recurring operations. Other income (loss) for 2003 is primarily comprised of a write-off of assets associated with the HPT lease. Other income for 2002 consisted of gains on property sales on hotels where we retained management partially offset by a $4.5 million litigation charge.

      Equity in earnings from unconsolidated joint ventures related to the Meadowlands Venture and the Quebec Venture.

      Discontinued operations reflect the operations of hotels no longer operated by Prime and the associated gain or loss on the disposal of these properties.

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

      The following table illustrates the REVPAR (“Revenue Per Available Room”) change, by segment in 2002 for the Owned and Leased hotels, which were operated for comparable periods in 2002 and 2001.

	Years Ended December 31,

	2002	2001	% Change

AmeriSuites
Occupancy	61.8%	63.6%	(1.8	) pts.
ADR	$71.89	$76.03	(5.4)%
REVPAR	$44.44	$48.37	(8.1)%

Wellesley Inns & Suites
Occupancy	54.7%	60.2%	(5.5	) pts.
ADR	$58.59	$59.99	(2.3)%
REVPAR	$32.06	$36.15	(11.3)%

Full-Service Hotels
Occupancy	64.8%	67.9%	(3.1	) pts.
ADR	$105.52	$113.02	(6.6)%
REVPAR	$68.40	$76.78	(10.9)%

Total
Occupancy	60.2%	63.1%	(2.9	) pts.
ADR	$72.11	$75.68	(4.7)%
REVPAR	$43.38	$47.79	(9.2)%

      The REVPAR decreases reflect the weak economy compounded by the effects of travel safety concerns. The decline was comprised of a decrease in both occupancy and average daily rate (“ADR”). Key markets affected were Atlanta, Chicago, Dallas, the Northeast and South Florida.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company’s national sales group. Management, franchise and other fees increased by $1.5 million, or 10.0%, from $15.4 million in 2001 to $16.9 million in 2002. The increase was primarily due to an increase in franchise royalty fees derived from hotels sold to franchisees and new hotel openings and an increase in management fees due to new management agreements.

      Rental and other consists of rental income, interest on mortgages and notes receivable and other miscellaneous operating income. Rental and other decreased by $0.2 million, or 9.0% from $2.7 million in 2001 to $2.5 million in 2002 due to reductions in miscellaneous income.

      Hotel operating expenses which consist of all direct costs related to the operation of the Company’s properties (lodging, food & beverage, administration, selling & advertising, utilities and repairs & maintenance) decreased by $31.5 million or 12.8% in 2002 from $246.0 million to $214.5 million as a result of the decrease in hotel revenue. Hotel operating expenses, as a percentage of hotel revenues, increased from 54.0% in 2001 to 56.1% in 2002 due to the decline in revenues.

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

      Other income consists of property transactions and other items which are not part of the Company’s recurring operations. Other income for 2002 consisted of gains on property sales on hotels where the Company retained management partially offset by a $4.5 million litigation charge. Other income in 2001 consisted of net gains related to the disposition of properties and recognition of the remaining unamortized portion of the deferred gain related to the termination of the MeriStar hotel leases totaling $36.3 million, partially offset by losses of $4.3 million on the sale of marketable securities and valuation adjustments relating primarily to vacant land parcels of $6.7 million.

Liquidity and Capital Resources

      At December 31, 2003, we had cash and cash equivalents of $12.9 million. We also had approximately $25 million of availability under our credit facility based on our covenants. We may utilize any excess cash flow to grow our brands either through acquisitions or new construction, to retire debt and/or to repurchase shares.

      Our major sources of cash for 2003 were cash flows from operations of $43.5 million, net borrowings of $13.0 million, net proceeds from asset sales of $17.9 million, and proceeds from sales and financing of interests in unconsolidated joint ventures of $18.3 million. Our major uses of cash during the period were debt repayments of $69.5 million, capital expenditures of $28.7 million and an investment in a joint venture of $6.5 million.

      Sources of Capital. The Company has undertaken a strategic initiative to diversify its operations. As part of this strategy, we have disposed of certain hotel real estate while retaining the franchise rights and, in some cases, management rights. We have used the proceeds primarily to reduce debt and fund brand growth. At December 2003, our debt to the last twelve months EBITDA ratio was 3.8 times and our debt to book capitalization was 25%.

      In 2003, we sold one AmeriSuites and one Wellesley Inns and a parcel of vacant land for a total proceeds of $17.9 million. We retained the franchise rights to the AmeriSuites and Wellesley Inns under 20-year franchise agreements, and signed a management agreement on the AmeriSuites hotel.

      The operations and gains on sales of the hotels, net of tax, in which we did not retain management are included in the Consolidated Statements of Operations as part of discontinued operations.

      In July, 2002, we entered into a new $125 million credit facility with a syndicate of financial institutions (the “Credit Facility”) which expires in August 2006. We had borrowings of $35.0 million under the Credit Facility at LIBOR +2.50%, or approximately 3.7%, as of December 31, 2003. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime’s subsidiaries. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitation on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, we must maintain a debt to EBITDA ratio of 4.25 times and an EBITDA to interest ratio of 2.50 times. We were in compliance with all covenants at December 31, 2003. However, there can be no assurance that we will continue to be in compliance with these covenants.

      In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Quebec Venture at cost to Ark Quebec Inc., an unrelated third party, decreasing each of their respective equity interests to 40%. In July 2003, the Quebec Venture obtained an $8.2 million (CDN) first mortgage loan at a fixed rate of 6.26% due to 2008. The loan is recourse to the hotel only. Prime received $2.5 million of the loan proceeds.

      In March 2003, subsidiaries of Prime and UCC each sold a ten percent interest in the Meadowlands Venture. The interests were sold to Ark Meadowlands, Inc., an unrelated third party, at cost decreasing Prime’s and UCC’s equity interests in the Meadowlands Venture to 40% each. In April 2003, the Meadowlands Venture entered into a $25.0 million mortgage loan secured by the hotel. The loan bears interest at LIBOR+2.75% and is due in April 2006. The proceeds of the loan were distributed to the partners based on their ownership interests with Prime receiving approximately $10.0 million in April 2003. Under a guaranty agreement, Prime and UCC jointly and severally guaranteed $4.0 million which will be reduced by scheduled principal payments.

      Uses of Capital. In 2003, we purchased $21.3 million of 8 3/8% Senior Subordinated Notes due 2012 (the 8 3/8 Notes”) for $19.7 million, realizing gains of $1.6 million.

      We have focused the growth of our brands on franchising and, therefore, new construction spending has been limited. There are currently no new construction projects underway. We spent $28.7 million on capital additions in 2003 which primarily consisted of capital improvements at our Owned Hotels. We plan to fund capital improvements at existing hotels primarily with internally generated cash flow.

      In January 2003, Nova Scotia Company, an entity in which Prime held a 50% interest, acquired the Quebec City Holiday Inn Select. Located in the Lower Town district of Quebec City, the hotel is managed by Prime and will continue to operate under the Holiday Inn brand name. Prime’s partner in the acquisition is United Capital Corp. (“UCC”), an entity in which A.F. Petrocelli, Prime’s chairman and chief executive officer, has a controlling ownership interest. Under the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest.

      On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. (“ShoLodge”) due to operating shortfalls which approximated $1.1 million in the past twelve months. In accordance with the lease termination, Prime forfeited its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease. ShoLodge assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice. The results of operations for these hotels are reflected in discontinued operations, net of tax, in the accompanying financial statements. In addition, a loss of $1.5 million, net of tax, was recorded in 2003 in gain (loss) on disposal from discontinued operations for the net assets associated with the lease.

      In July 2003, a subsidiary of the Company did not make its scheduled July 1 rent payment of approximately $2.0 million on 24 AmeriSuites hotels and received a default notice from HPT. Over the previous twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be sent aside for capital improvements. In December 2003, we terminated our lease agreement for 24 AmeriSuites hotels with HPT and entered into a management agreement with HPT for the 24 AmeriSuites hotels and 12 full-service hotels to be re-branded under our Prime Hotels & Resorts chain. The agreement became effective on January 1, 2004 for the AmeriSuites hotels and February 1, 2004 for the Prime Hotels & Resorts hotels. The term is 15 years and we have two renewal options of 15 years each.

      Under the agreement, HPT will receive an owner’s priority return of $26 million per year. This return is guaranteed by Prime under a limited guarantee that caps the maximum cash outlay by Prime over the life of the agreement at $30 million. Cash flow generated by the hotels in excess of $26 million per year will be split 50/50 between HPT and Prime with Prime’s share counting as its royalty and management fee. Also, as part of the agreement, HPT will provide $25 million during the first two years to pay for re-branding and other capital improvements on the 36 hotels.

      At December 31, 2003, the Company has net operating loss carry forwards of approximately $91.0 million which expire in the years 2006 through 2023 and are available to offset future Federal taxable income. Included in the net operating loss carry forwards at December 31, 2003, the Company has approximately $52.4 million relating to PMI, which expires in the year 2006 and is subject to an annual limitation of $8.7 million under the Internal revenue Code due to a change in ownership of the Company upon consummation of the Plan. The Company has not recognized the future tax benefits associated with the PMI net operating loss carryforwards. Accordingly, the Company has provided a valuation allowance of approximately $18.3 million against the deferred tax asset at December 31, 2003.

Critical Accounting Policies

      Prime’s discussion and analysis of its financial condition and results of operations are based upon Prime’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Prime to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Prime bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Prime believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

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

      The Company reviews each of its assets held for use for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. The Company recognizes impairment if the future undiscounted cash flows (before interest charges) are less than the carrying amount. In 2003, we recorded $1.0 million in impairment charges.

      Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell.

Long-Lived Assets

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” SFAS 144, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. However it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used”. In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as “held for sale”. SFAS 144 superseded APB Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions. SFAS 144 extended the reporting of a discontinued operation to a “component of an entity”. Therefore, the operations of assets held for sale or assets sold are required to be presented as discontinued operations in the Company’s statement of operations.

      The Company adopted this pronouncement on January 1, 2002. This resulted in the Company having to reclassify certain revenues and expenses to discontinued operations for sold properties where the Company did not retain management. This adoption had no impact on the Company’s net income or financial position.

Investments in Unconsolidated Joint Ventures

      The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. As of December 31, 2003, investments in unconsolidated joint ventures consisted of the Company’s 40% ownership interest in two hotels.

Insurance Programs

      The Company uses an incurred loss retrospective insurance plan for general and auto liability and workers’ compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence and aggregate cash outlay.

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

Revenue Recognition

      Room revenue and other revenues are recognized when earned. Management and franchise fee revenues are recognized when all material services or conditions relating to the respective property or franchisee have been substantially performed or satisfied by the Company. Such revenues, when recognized, are included in management, franchise and other fees on the accompanying consolidated financial statements. An allowance for doubtful accounts is established based on our periodic review of receivable balances and established criteria.

      Gains and losses resulting from sales of hotels are recorded in full when title is conveyed to the buyer and when various criteria are met relating to the buyer’s financial commitment and any subsequent involvement by the Company with respect to the hotels being sold.

      The Company’s sales of hotels are sometimes accompanied by a leaseback of the facilities under operating lease arrangements. Such sales are recognized when the above sales criteria are met and certain specific criteria are met relating to the lease terms. Related profit is deferred and is recognized as income over the remaining lease term.

Contractual Obligations

Leases/ Management Agreement Guarantees

      The Company leases various hotels under lease agreements with initial terms expiring at various dates from 2005 through 2061. The Company has options to renew certain of the leases for periods ranging from 1 to

99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties’ revenues in excess of stipulated amounts (See Note 9).

      Rental expense for all operating leases, including those agreements with terms of less than one year, and owner’s return for the Equity Inns management agreements consist of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Rentals/guarantees	$44,488	$59,967	$65,709
Contingent rentals	1,305	1,501	5,738

Rental expense	$45,793	$61,468	$71,447

      On January 1, 2002, the Company converted its leases on 18 AmeriSuites it leased from Equity Inns into management agreements. These management agreements run for the unexpired term of the leases they replaced and require Prime to guarantee a certain minimum level of cash flow. The lease agreements expire in 2007 and 2008 and will then be converted to 20 year franchise agreements provided that we are in compliance with the cash flow guarantee requirements under the current agreements.

      In December 2003, we terminated our lease agreement for 24 AmeriSuites hotels with HPT and entered into a management agreement with HPT for the 24 AmeriSuites hotels and 12 full-service hotels to be re-branded under our Prime Hotels & Resorts chain. The agreement became effective on January 1, 2004 for the AmeriSuites hotels and February 1, 2004 for the Prime Hotels & Resorts hotels. The term is 15 years and we have two renewal options of 15 years each.

      Under the agreement, HPT will receive an owner’s priority return of $26 million per year. This return is guaranteed by Prime under a limited guarantee which caps the maximum cash outlay by Prime over the life of the agreement at $30 million. Cash flow generated by the hotels in excess of $26 million per year will be split 50/50 between HPT and Prime with Prime’s share counting as its royalty and management fee. Also, as part of the agreement, HPT will provide $25 million during the first two years to pay for re-branding and other capital improvements on the 36 hotels.

      Below is a schedule of the future guaranteed minimum cash flow levels (in thousands):

	Operating	Management
	Leases	Agreements	Total

2004	$6,893	$45,578	$52,471
2005	6,801	46,661	53,462
2006	6,737	46,661	53,398
2007	6,740	46,661	53,401
2008	3,817	33,550	37,367
Thereafter	37,536	260,000	297,536

Total	$68,524	$479,111	$547,635

Debt

      Debt consists of the following (in thousands):

	December 31,

	2003	2002

8 3/8% Senior Subordinated Notes(a)	$178,725	$200,000
Revolving Credit Facility(b)	35,000	70,000
Mortgages and other notes payable(d)	14,877	15,069

Total debt	228,602	285,069
Less current maturities	(1,067)	(1,052)

Long-term debt, net of current portion	$227,535	$284,017

(a)	The 8 3/8% Notes are unsecured obligations of Prime and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The 8 3/8% Notes mature in April 2012 (See Note 7).

(b)	We had borrowings of $35.0 million under the Credit Facility at LIBOR +2.50%, or approximately 3.7%, as of December 31, 2003. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime’s subsidiaries. In addition, under certain circumstances the Company has the right to increase the Credit Facility by an aggregate amount up to $100 million either through a term loan or an increase in the revolving line of credit. The credit agreement contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, we must maintain a debt to EBITDA ratio of 4.25 times and an EBITDA to interest ratio of 2.50 times. We were in compliance with all covenants at December 31, 2003. However, there can be no assurance that we will continue to be in compliance with these covenants.

(c)	The Company has two mortgage notes payable that are secured by hotel properties with a book value of $33.0 million. At December 31, 2003 these notes bear interest at 6.7% and 8.6%, and mature in 2004 and 2009.

      Maturities of long-term debt subsequent to December 31, 2003 are as follows (in thousands):

2004	$1,067
2005	1,144
2006	35,250
2007	272
2008	294
Thereafter	190,575

Total	$228,602

Recently Issued Accounting Pronouncements

      In November of 2002, the FASB issued Interpretation No. 45, (“FIN45”) Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company’s December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December of 2003, a revision was issued (46R) to clarify some of the original provisions. The provisions of this interpretation are immediately effective for VIE’s formed after January 31, 2003. The provisions of the Interpretation are effective in the first quarter of 2004 for all variable interests in variable interest entities. The Company does not believe that this Interpretation will have a significant impact on the Company’s financial statements.

      In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after may 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB announced that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair marker value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring after July 1, 2003 should be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of their announcement at the October 8, 2003 meeting regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the Company were to adopt this standard under its current provisions, it would not have a material impact on the Company’s financial statements.

      In response to a FASB staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) Abstract 01-14 “Income Statement Characterization of Reimbursements received for “Out-Of-Pocket Expenses incurred” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of managed hotel properties and franchisees received as other revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Comparative financial statements for the prior periods were reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to changes in interest rates from its floating rate debt arrangements. At December 31, 2003, the Company had $228.6 million of debt outstanding of which $193.6 million bears interest at fixed rates. The interest rate on the Company’s Credit Facility, under which $35 million was outstanding at December 31, 2003, is variable at a rate of LIBOR + 2.50%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at December 31, 2003 would adversely affect Prime’s annual interest cost by approximately $0.4 million assuming borrowed amounts under the Credit Facility remained at $35 million.

Summary of Indebtedness

      Combined aggregate principal maturities of debt as of December 31, 2003, are as follows (in thousands):

	8 3/8%	Credit	Scheduled
	Notes	Facility	Amortization	Total

2004	$—	$—	$1,067	$1,067
2005	—	—	1,144	1,144
2006	—	35,000	250	35,250
2007	—	—	272	272
2008	—	—	294	294
Thereafter	178,725	—	11,850	190,575

	$178,725	$35,000	$14,877	$228,602

Item 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements in Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this Annual report on Form 10-K, the Company, under the supervision and with the participation of management, including the Chief executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s Exchange Act filings.

PART III

Item 10.	Directors and Executive Officers of the Company

MANAGEMENT

Directors and Executive Officers

      Set forth below are the names, ages and positions of the directors and executive officers of the Company:

Name	Age	Positions

A.F. Petrocelli	60	President, Chief Executive Officer and Chairman of the Board of Directors
Lawrence N. Friedland(1)	81	Director
Allen Kaplan(1)	54	Director
Howard M. Lorber(1)	55	Director
Richard Reitman(1)	66	Director
Richard T. Szymanski	46	Director, Senior Vice President and Chief Financial Officer
Stephen M. Kronick	49	Senior Vice President/ Hotel Operations
Vito Stellato	51	Senior Vice President/ Human Resources
Jeffrey T. Williams	57	Senior Vice President/ Franchise Sales and Development
John Capone	52	Senior Vice President/ Hotel Operations
Maureen O’Hanlon	53	Senior Vice President/ Sales and Marketing
Arthur Manso	51	Senior Vice President/ Purchasing
Bryan Hayes	40	Vice President/ Hotel Operations

(1)	Member of the Compensation and Audit Committee.

      The following is a biographical summary of the experience of the directors and executive officers of the Company:

A.F. Petrocelli has been a Director since 1992 and was a member of the Compensation and Audit Committee from 1993 to 1998. Mr. Petrocelli has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1998. Mr. Petrocelli has been Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp. for more than the past five years. He is also a director of Nathan’s Famous, Inc., Boyar Value Fund, Inc. and Philips International Realty Corp.

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

Howard M. Lorber has been a Director of the Company and a member since 1994 and Chairman since 1998 of the Compensation and Audit Committee. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Nathan’s Famous, Inc. for more than the past five years and Chairman of the

Board of Directors and Chief Executive Officer of Hallman & Lorber Associates, Inc., for over five years. He has been a director, President and Chief Operating Officer of New Valley Corporation for more than five years. He has been a director of and member of the Audit Committee of United Capital Corp. for more than the past five years. Since 2001, he is a Director of and President and Chief Operating Officer of Vector Group Ltd. Mr. Lorber is also the Chairman of Ladenburg Thalmann Financial Services and serves as a member of the Compensation Committee of that company.

Richard Reitman, serves on the Compensation and Audit Committee and has been a director of the Company since May 2003. He has been a partner in the certified public accounting firm of Reitman and Reitman since 1963. Mr. Reitman also serves on the Board of Directors for Kobrand Corporation, Maison Louis Jadot, Demaine Carneros, Ltd., St. Francis Winery & Vineyards, Inc. and L. & L. SAS.

Richard T. Szymanski has been a Director of the Company since February 10, 2004, Senior Vice President and Chief Financial Office since August, 2003 and a Vice President for more than five years.

Stephen M. Kronick has been a Senior Vice President of the Company since 1999. Prior to that he held the position of Vice President of the Company for more than one year.

Vito Stellato became a Senior Vice President of the Company in 2003. In 2002, he was a business consultant with Turtle Creek Consulting Group, LLC. From 1998 through 2001 he was the Senior Vice President of Human Resources for LaQuinta Inns, Inc.

Jeffrey T. Williams became a Senior Vice President of the Company in 2001. From 2000 until joining the Company, he held the position of Senior Vice President of Global Development for Meineke. In June 1998, he founded JTW Global Franchise Systems and serves as its President.

John Capone has been a Senior Vice President of Hotel Operations since January 2004. Prior to that, he was a Vice President of Operations since February 2003 and a Regional Vice President of Operations. From April of 1999 to February 2003, and Regional Vice President of Sales from March 1998 to April 1999.

Maureen O’Hanlon has been a Senior Vice President of the Company since May 2003. From 2001 to 2003 she held the position of Managing Partner of Marketing Arts Org. Prior to that she was a Senior Vice President of Carlson Companies from 1984 to 2001.

Arthur Manso has been a Senior Vice President of the Company since October 2003 and a Vice President of Purchasing from May 2002 to October 2003. Prior to that he was an Executive Director of Purchasing for Mirage Resorts, Inc., Las Vegas, Nevada from 1998 to 2001. Between 2001 and 2002, he was an outside consultant.

Bryan Hayes has been a Vice President since January 2004. Prior to that, he was regional Vice President for AmeriSuites from August 1995 through January 2004.

      There are incorporated in this Item 10 by reference those portions of the Company’s definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions “Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

Item 11.	Executive Compensation

      There are incorporated in this Item 11 by reference those portions of the Company’s definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions “Executive Compensation,” “Compensation Pursuant to Plans,” “Other Compensation,” “Compensation of Directors,” and “Termination of Employment and Change of Control Agreements”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      There are incorporated in this Item 12 by reference those portions of the Company’s definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions “Principal Shareholders” and “Security Ownership of Management.”

Item 13.	Certain Relationships and Related Transactions

      There are incorporated in this Item 13 by reference those portions of the Company’s definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

      There are incorporated in this Item 14 by reference those portions of the Company’s definitive Proxy Statement, which the Company intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions, “Principal Accountants Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

      The Financial Statements listed in the accompanying index to financial statements are filed as part of this Form 10-K.

2.	Exhibits

2	(a)	Reference is made to the Contract of Purchase and Sale between Hillsborough Associates, Meriden Hotel Associates, L.P., Wellesley I, L.P., Multi-Wellesley Limited Partnership and the Company, dated March 6, 1996, filed as an Exhibit to the Company’s 8-K dated March 21, 1996, which is incorporated herein by reference.
	(b)	Reference is made to Consent of the Holders Thereof to the Purchase by the Company of the Outstanding First Mortgage Notes filed as an Exhibit to the Company’s 8-K, dated March 21, 1996, which is incorporated herein by reference.
	(c)	Reference is made to the Agreement and Plan of Merger as of July 25, 1997 by and among Prime Hospitality Corp., PH Sub Corporation and Homegate Hospitality, Inc. filed as an Exhibit to the Company’s Form S-4, dated October 24, 1997, which is incorporated herein by reference.
	(d)	Reference is made to the form of Amended and Restated Purchase and Sale Agreement between Prime Hospitality Corp., as seller and Equity Inns Partnership, L.P., as purchaser, dated December 2, 1997, filed as an Exhibit to the Company’s Form 8-K dated December 11, 1997, which is incorporated herein by reference.
	(e)	Reference is made to the form of Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Equity Inns Partnership, L.P., as purchaser, dated June 26, 1998, filed as an Exhibit to Company’s Form 10-Q, dated June 30, 1998, which is incorporated herein by reference.
	(f)	Reference is made to the Purchase and Sale Agreement between Prime Hospitality Corp., as seller, and Marriott International, Inc. as purchaser, dated September 15, 1999 which is incorporated herein by reference.
	(g)	Reference is made to the First Amendment dated December 18, 1999, to Purchase and Sale Agreement between Prime Hospitality Corp. and Marriott International, Inc., dated September 15, 1999 which is incorporated herein by reference.

	(h)	Reference is made to the Sale and Purchase Agreement between Prime Hospitality Inc. and Sholodge, Inc., dated March 16, 2000 which is incorporated herein by reference.
	(i)	First Amendment to Sale and Purchase Agreement dated July 9, 2000, by and between Sholodge, Inc. and Prime Hospitality Corp. filed as an Exhibit to the Company’s Form 10-K, dated March 28, 2000, which is incorporated herein by reference.
	(j)	Lease Agreement Dated as of November 19, 1997 by and between HPT Suite Properties Trust as Landlord, and Suite Tenant, Inc. as Tenant, filed as an Exhibit to the Company’s Form 10-K, dated March 28, 2000, which is incorporated herein by reference.
	(k)	First Amendment to Lease Agreement entered March 5, 1999 by and between HPT Suite Properties Trust as landlord and Suite Tenant, Inc. filed as an Exhibit to the Company’s. Form 10-K dated March 28, 2000, which is incorporated herein by reference.
	(l)	Second Amendment to Lease Agreement and First Amendment to Incidental Documents dated June 29, 1999 by and between Hospitality Properties Trust as landlord HPT Suites Properties Trust and Sholodge, Inc., Suite Tenant, as tenant filed as an Exhibit to the Company’s. Form 10-K, dated March 28, 2000, which is incorporated herein by reference.
	(m)	Third Amendment to Lease Agreement dated March 3, 2000, by and between HPT Suite Properties Trust as Landlord, and Suite Tenant, Tenant, filed as an Exhibit to the Company’s Form 10-K, dated March 28, 2000, which is incorporated herein by reference.
	(n)	Fourth Amendment to Lease Agreement and Amendment to Incidental Documents dated May 11, 2000 by and between HPT Suite Properties Trust as Landlord and Suite Tenant, Tenant, filed as an Exhibit to the Company’s Form 10-K, dated March 28, 2000, which is incorporated herein by reference.
	(o)	Consent to Assignment, Fifth Amendment to Lease Agreement and Amendment to Incidental Documents dated July 9, 2000 by and among HPT Suites Properties, Suite Tenant, Inc. and Glen Rock Holding Corp. filed as an Exhibit to the Company’s Form 10-K, dated March 28, 2000, which is incorporated herein by reference.
	(p)	Operating Agreement of East Rutherford Group, L.L.C., dated as of December 19, 2002, by and among Prime-Meadowlands, L.L.C. and AFP Eighteen Corp.
	(q)	Management Agreement for East Rutherford Sheraton dated December 19, 2002 by and between East Rutherford Group, L.L.C., Owner , and Prime Hospitality Corp., Manager
	(r)	Assignment of Membership Interest dated March 14, 2003 by and between Prime-Meadowlands, L.L.C. and Ark-Meadowlands, Inc.
	(s)	Agreement of Members of 3072929 Nova Scotia Company, dated as of January 8, 2003, by and among 3072929 Nova Scotia Company, Quebec City, Inc., and AFP Nineteen Corp.
	(t)	Assignment of Membership Interest dated March 26, 2003 by and between Quebec City, Inc. and Ark Quebec, Inc.
	(u)	Management Agreement dated December 2003 by and between HPT TRS II, Inc. and Route 46 Management Associates Corp.
3	(a)	Reference is made to the Restated Certificate of Incorporation of the Company, dated June 5, 1992, filed as an Exhibit to the Company’s Form 10-K dated September 25, 1992, which is incorporated herein by reference.
	(b)	Reference is made to the restated Certificate of Incorporation, As Amended, filed as an Exhibit to the Company’s Form 10-QA, dated April 30, 1996, which is incorporated herein by reference.
	(c)	Reference is made to the Restated Bylaws of the Company filed as an Exhibit to the Company’s Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
4	(a)	Reference is made to a Form 8-A of the Company as filed on June 5, 1992 with the Securities and Exchange Commission, as amended by Amendment No. 1 and Amendment No. 2, which is incorporated herein by reference.

	(b)	Reference is made to the 8 3/8% Senior Secured Subordinated Notes due 2012, dated April 21, 2002, filed as an exhibit to the Company’s Form 10-Q, dated May 2002, which is incorporated herein by reference.
	(c)	Reference is made to Credit Agreement, dated as of July 22, 2002, among the Prime Hospitality Corp., the Lenders and Canadian Imperial Bank of Commerce (Agent) filed as an Exhibit to Form 10-Q dated August 14, 2002.
10	(a)	Reference is made to the 1992 Performance Incentive Stock Option Plan of the Company, dated as of July 31, 1992, filed as an Exhibit to the Company’s Form 10-K dated September 25, 1992, which is incorporated herein by reference.
	(b)	Reference is made to the 1992 Stock Option Plan of the Company filed as an Exhibit to the Company’s Form 10-K, dated September 25, 1992, which is incorporated herein by reference.
	(c)	Reference is made to an Amendment regarding the 1995 Employee and Non-Employee Stock Option Plans, incorporated in the Company’s proxy statement dated April 13, 1998, whereby 1.8 million shares were made available for distribution which is incorporated herein by reference.
	(d)	Reference is made to Change of Control Agreement, dated May 14, 1998, between Richard T. Szymanski and the Company filed as an Exhibit to the Company’s Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
	(e)	Reference is made to Change of Control Agreement, dated May 14, 1998, between Douglas W. Vicari and the Company filed as an Exhibit to the Company’s Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
	(f)	Reference is made to Employment Agreement, dated September 14, 1998, between Attilio F. Petrocelli and the Company which is incorporated herein by reference.
	(g)	Reference is made to Change of Control Agreement, dated September 14, 1998, between Atillio F. Petrocelli and the Company filed as an Exhibit to the Company’s Form 10-K, dated March 26, 1999 which is incorporated herein by reference.
	(h)	Reference is made to the Nonqualified Stock Option Agreement dated October 14, 1998 between A.F. Petrocelli and the Company which is incorporated herein by reference.
	(j)	Reference is made to the Change in Control Agreement, dated October 25, 1999, between Stephen Kronick and the Company which is incorporated herein by reference.
	(k)	Reference is made to the Amendment to Change in Control Agreement, dated March 18, 1999, between A.F. Petrocelli and the Company which is incorporated herein by reference.
	(l)	Reference is made to the Nonqualified Stock Option Agreement dated October 23, 2001 between A.F. Petrocelli and the Company which is incorporated herein by reference.

      (21) Subsidiaries of the Company are as follows:

Jurisdiction of
Name	Incorporation

AmeriSuites Franchising, Inc.	Delaware
AmeriSuites Vacation Club, Inc.	Delaware
Budd Holding Corp.	Delaware
Caldwell Holding Corp.	Delaware
Clifton Holding Corp.	Delaware
Dynamic Marketing Group, Inc.	Delaware
Edison Holding Corp.	Nevada
Fairfield-Meridian Claims Service, Inc.	Delaware
Flanders Holding Corp.	Delaware
Glen Rock Holding Corp.	Delaware

Jurisdiction of
Name	Incorporation

Glen Rock Liquor License, Inc.	Missouri
Haledon Holding Corp.	Delaware
KSA Management, Inc.	Kansas
Landing Holding Corp.	Delaware
Mahwah Holding Corp.	Delaware
Market Segments, Incorporated	Delaware
Maywood Holding Corp.	Delaware
Oradell Holding Corp.	Delaware
Parsippany Leasing Corp.	Delaware
Prime Hospitality Franchising, Inc.	Delaware
Prime Hospitality Management Company, Inc.	Delaware
Prime Hotels & Resorts, Inc.	Delaware
Republic Motor Inns, Inc.	Virginia
Ridgewood Holding Corp.	Delaware
Roxbury Holding Corp.	Delaware
Quebec City, Inc.	Nevada
Secaucus Holding Corp.	Delaware
Totowa Holding Corp.	Delaware
Wayne Holding Corp.	Delaware
Wellesley Inn & Suites Franchising, Inc.	Delaware

(23)	Consent of independent auditors.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(Item 15(a))

      All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Prime Hospitality Corp.:

We have audited the accompanying consolidated balance sheets of Prime Hospitality Corp. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2003 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Hospitality Corp. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

ERNST & YOUNG LLP

New York, New York

February 10, 2004

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In thousands, except per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$12,901	$25,850
Accounts receivable (net of allowance of $1,463 and $611 in 2003 and 2002, respectively)	18,165	18,178
Restricted cash	2,272	5,140
Hotel inventories	11,570	11,989
Income tax receivable	568	10,923
Other current assets	4,988	10,534

Total current assets	50,464	82,614
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization	916,594	949,730
Assets held for sale	8,787	8,787
Investments in unconsolidated joint ventures	12,595	23,140
Mortgages and notes receivable, net of current portion	12,293	13,021
Other assets	6,572	42,357

Total assets	$1,007,305	$1,119,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,577	$21,189
Current portion of debt	1,067	1,052
Current portion of deferred income	3,115	3,527
Other current liabilities	19,411	20,985

Total current liabilities	45,170	46,753
Long-term debt, net of current portion	227,535	284,017
Deferred income, net of current portion	10,306	13,338
Deferred income taxes	39,633	61,362
Other liabilities	3,647	7,503

Total liabilities	326,291	412,973
Stockholders’ equity:
Preferred stock, par value $.10 per share; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 56,632,904 and 56,606,381 shares issued and outstanding in 2003 and 2002, respectively	566	566
Capital in excess of par value	528,055	527,787
Retained earnings	268,817	293,292
Accumulated other comprehensive income, net of taxes of $357	560	—
Treasury stock, at cost (11,880,878 and 11,522,878 shares in 2003 and 2002, respectively)	(116,984)	(114,969)

Total stockholders’ equity	681,014	706,676

Total liabilities and stockholders’ equity	$1,007,305	$1,119,649

See Accompanying Notes to Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31

	2003	2002	2001

Revenues:
Hotel revenues	$357,343	$374,063	$446,489
Management, franchise and other fees (Note 17)	24,346	16,928	15,392
Rental and other	1,951	2,474	2,704

Total revenue before cost reimbursements	383,640	393,465	464,585
Cost reimbursements	22,052	18,920	17,637

Total revenues	405,692	412,385	482,222
Costs and expenses:
Hotel operating expenses	208,823	209,878	241,025
Rent and other occupancy	77,014	79,185	83,392
Brand and administrative	42,954	31,544	31,170
Depreciation and amortization	39,345	39,301	37,281
Asset impairment	1,000	—	—

Total costs and expenses before reimbursable costs	369,136	359,908	392,868
Reimbursable costs	22,052	18,920	17,637

Total costs and expenses	391,188	378,828	410,505
Operating income	14,504	33,557	71,717
Investment income	838	2,863	2,244
Interest expense	(20,914)	(27,583)	(33,643)
Gains (losses) on retirement of debt	1,622	(19,339)	(123)
Other income (loss)	(35,706)	1,244	22,261

Income (loss) before equity in earnings of unconsolidated joint ventures, income taxes and discontinued operations	(39,656)	(9,258)	62,456
Equity in earnings of unconsolidated joint ventures	822	—	—

Income (loss) before income taxes and discontinued operations	(38,834)	(9,258)	62,456
Provision (benefit) for income taxes	(15,145)	(3,610)	24,046

Income (loss) before discontinued operations	(23,689)	(5,648)	38,410
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of $(111), $289 and $1,069, respectively	(174)	453	1,783
Gain (loss) on disposal, net of income taxes of $(392) and $849, Respectively	(612)	1,328	—

Net income (loss)	$(24,475)	$(3,867)	$40,193

Earnings (loss) per common share:
Basic:
Income (loss) before discontinued operations	$(0.53)	$(0.13)	$0.86
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.04	0.04

Net income (loss)	$(0.55)	$(0.09)	$0.90

Diluted:
Income (loss) before discontinued operations	$(0.53)	$(0.13)	$0.84
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.04	0.04

Net income (loss)	$(0.55)	$(0.09)	$0.88

See Accompanying Notes to Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
	Common Stock		Capital in		Other
			Excess of	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Par Value	Earnings	Loss, Net of Taxes	Stock	Total	Income (loss)

Balance December 31, 2000	44,845,384	560	524,549	256,966	(2,838)	(111,137)	668,100	$—
Net income	—	—	—	40,193	—	—	40,193	40,193
Proceeds from exercise of stock options	245,305	2	2,008	—	—	—	2,010	—
Realization of loss on sale of marketable securities	—	—	—	—	2,837	—	2,837	2,837
Treasury stock purchases	(376,200)	—	—	—	—	(3,710)	(3,710)	—
Adjustment of amortization of pre fresh start tax basis differences	—	—	(1,489)	—	—	—	(1,489)

Comprehensive income	—	—	—	—	—	—	—	$43,030

Balance December 31, 2001	44,714,489	562	525,068	297,159	(1)	(114,847)	707,941

Net loss	—	—	—	(3,867)	—	—	(3,867)	(3,867)
Proceeds from exercise of stock options	384,814	4	2,719	—	—	—	2,723	—
Realization of loss on sale of marketable securities	—	—	—	—	1	—	1	1
Treasury stock purchases	(15,800)	—	—	—	—	(122)	(122)	—

Comprehensive loss	—	—	—	—	—	—	—	$(3,866)

Balance December 31, 2002	45,083,503	566	527,787	293,292	—	(114,969)	706,676

Net loss	—	—	—	(24,475)	—	—	(24,475)	(24,475)
Proceeds from exercise of stock options	26,523	—	227	—	—	—	227	—
Tax benefit from exercise of non-qualified stock options	—	—	41	—	—	—	41	—
Treasury stock purchases	(358,000)	—	—	—	—	(2,015)	(2,015)	—
Unrealized gain on foreign currency translation	—	—	—	—	560	—	560	560

Comprehensive loss	—	—	—	—	—	—	—	$(23,915)

Balance December 31, 2003	44,752,026	$566	$528,055	$268,817	$560	$(116,984)	$681,014

See Accompanying Notes to Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(24,475)	$(3,867)	$40,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,620	39,301	38,411
Asset impairment	1,000	—	6,745
Amortization of deferred financing costs	1,255	2,235	3,018
Income tax benefit	(15,648)	—	—
(Gains) losses on retirement of debt	(1,622)	19,333	—
Equity in earnings of unconsolidated joint ventures	(822)	—	—
Gains (losses) on disposals of discontinued operations	(1,004)	2,177	—
Net (gains) losses on sales of assets and lease terminations	37,715	(8,464)	(36,329)
Net loss on sales of marketable securities	—	—	4,346
Amortization of deferred income	(3,552)	(7,792)	(11,619)
Deferred income taxes	—	6,594	27,218
Increase (decrease) from changes in other operating assets and liabilities:
Receipt of income tax refund	10,355	—	—
Accounts receivable	12	1,308	8,430
Other assets	5,582	1,372	(10,594)
Other liabilities	(4,941)	1,847	(6,608)

Net cash provided by operating activities	43,475	54,044	63,211
Cash flows from investing activities:
Net proceeds from mortgages and notes receivable	1,338	445	1,757
Disbursements for mortgages and notes receivable	(993)	(1,399)	(469)
Proceeds from sales of property, equipment and leasehold improvements, net	17,891	56,026	32,634
Purchases of property, equipment and leasehold improvements	(28,717)	(28,513)	(22,982)
Construction of new hotels	—	(5,084)	(19,906)
Investments in unconsolidated joint ventures	(6,580)	(23,140)	—
Proceeds from sale and financings of interests in unconsolidated joint ventures	18,312	—	—
Distributions from joint ventures	539	—	—
Decrease (increase) in restricted cash	—	(1,524)	(3,616)
Proceeds from sales of marketable securities	—	—	3,629
Other	—	—	(1,795)

Net cash (used in) provided by investing activities	1,790	(3,189)	(10,748)
Cash flows from financing activities:
Net proceeds from issuance of debt	13,000	303,586	12,626
Payments of debt	(69,467)	(344,962)	(38,649)
Premium on early redemption of debt	—	(12,705)	—
Proceeds from the exercise of stock options and warrants	268	2,723	2,010
Purchase of treasury stock	(2,015)	(122)	(3,710)

Net cash used in financing activities	(58,214)	(51,480)	(27,723)
Net increase (decrease) in cash and cash equivalents	(12,949)	(625)	24,740
Cash and cash equivalents at beginning of year	25,850	26,475	1,735

Cash and cash equivalents at end of year	$12,901	$25,850	$26,475

See Accompanying Notes to Consolidated Financial Statements.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Note 1 — Business Operations and Significant Accounting Policies

Business Activities

      Prime Hospitality Corp. (“Prime”, “the Company” or “We”) is an owner, manager and franchisor of limited-service and full-service hotels. We have 248 hotels in operation containing 32,240 rooms located in 34 states and Canada (the “Portfolio”) as of December 31, 2003. We control three hotel brands — AmeriSuites®, Wellesley Inns & Suites® and Prime Hotels and Resorts® — and operate a portfolio of full-service hotels under franchise agreements with national hotel chains. We operate and have ownership or leasehold interests in 126 hotels (the “Owned Hotels”), operate 42 hotels for real estate investment trusts which have cash flow guarantees and participations (“Cash Flow Hotels”), manage 24 hotels for third parties (the “Managed Hotels”), and franchise 56 hotels which we do not operate (the “Franchised Hotels”). The Portfolio is comprised of 148 AmeriSuites hotels, 82 Wellesley Inns & Suites hotels, one Prime Hotels and Resorts hotels and 17 non-proprietary brand hotels.

Basis of Presentation

      The Company emerged from the Chapter 11 reorganization proceeding of its predecessor, Prime Motor Inns, Inc. and certain of its subsidiaries (“PMI”), which consummated its Plan of Reorganization (“the Plan”) on July 31, 1992.

      Pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh start reporting as of July 31, 1992. Under fresh start reporting, the reorganization value of the entity was allocated to the reorganized Company’s assets on the basis of the purchase method of accounting. The reorganization value (the approximate fair value) of the assets of the emerging entity was determined by consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios believed by management to be representative of the Company’s business and industry. Liabilities were recorded at face values, which approximated the present values of amounts to be paid, determined at appropriate interest rates. Under fresh start reporting, the consolidated balance sheet as of July 31, 1992 became the opening consolidated balance sheet of the emerging Company.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of our majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s investment in two less than majority owned joint venture has been accounted for using the equity method.

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

Cash Equivalents

      Cash equivalents are highly liquid, unrestricted investments with a maturity of three months or less when acquired. At December 31, 2003 and 2002, cash and cash equivalents were comprised of approximately $12.9 million and $25.9 million, respectively, of cash and money market funds.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are comprised of primarily food and beverage items, guest room supplies, linens, kitchen and other operating supplies. Inventory is carried at the lower of cost (first-in, first-out) or market. Potential losses from obsolete and slow-moving inventory are provided for in the current period.

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

      The Company reviews each of its assets held for use for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. We recognizes impairment if the future undiscounted cash flows (before interest charges) are less than the carrying amount.

      Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell. In 2003, we recorded $1.0 million in impairment charges.

Long-Lived Assets

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS 144, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. However it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used”. In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as “held for sale”. SFAS 144 superseded APB Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions. SFAS 144 extended the reporting of a discontinued operation to a “component of an entity”. Therefore, the operations of assets held for sale or assets sold are required to be presented as discontinued operations in the our statement of operations.

      We adopted this pronouncement on January 1, 2002. This required a reclassification of certain revenues and expenses to discontinued operations for sold properties where we did not retain management. This adoption had no impact on the Company’s net income or financial position.

Investments in Unconsolidated Joint Ventures

      We account for our investments in unconsolidated joint ventures under the equity method of accounting, as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. As of December 31, 2003, investments in unconsolidated joint ventures consisted of the Prime’s 40% ownership interest in two hotels.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders’ equity. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses. The Quebec Venture translated balance sheet reflects a $2.3 million unrealized gain on currency translation. Prime’s share of unrealized gain is recorded as other comprehensive income, net of tax, of $560,000 for 2003.

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

      The Company measures impairment of its mortgages and notes receivable based on the present value of expected future cash flows discounted at the effective interest rate. Impairment can also be measured based on observable market price or the fair value of collateral, if the mortgages and notes receivable are collateral dependent. If the measure of the impaired mortgage or note receivable is less than the recorded investment, the we will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to operations. Based upon our evaluation, we determined that no impairment of the mortgage and notes receivable had occurred.

Other Assets

      Other assets consist primarily of deferred issuance costs related to the Company’s debt obligations. Deferred issuance costs are amortized over the respective terms of the loans. In 2002, other assets included security deposits under the our operating lease agreements.

Insurance Programs

      We use an incurred loss retrospective insurance plan for general and auto liability and workers’ compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence and aggregate cash outlay.

      We maintain a self-insurance program for major medical and hospitalization coverage for employees and dependents, which is partially funded by payroll deductions. Payments for major medical and hospitalization below specified aggregate annual amounts are self-insured by the Company. Claims for benefits in excess of these amounts are covered by insurance purchased by the Company.

      Provisions have been made in the consolidated financial statements which represent the expected future payments based on the estimated ultimate cost for incidents, less insured amounts, incurred through the balance sheet date and are included in other current and other long-term liabilities based on the expected payment dates.

Revenue Recognition

      Room revenue and other revenues are recognized when earned. Management and franchise fee revenues are recognized when all material services or conditions relating to the respective property or franchisee have been substantially performed or satisfied by the Company. Such revenues, when recognized, are included in management, franchise and other fees on the accompanying consolidated statements of operations. An allowance for doubtful accounts is established based on our periodic review of receivable balances and established criteria.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gains and losses resulting from sales of hotels are recorded in full when title is conveyed to the buyer and when various criteria are met relating to the buyer’s financial commitment and any subsequent involvement by the Company with respect to the hotels being sold.

      The Company’s sales of hotels are sometimes accompanied by a leaseback of the facilities under operating lease arrangements. Such sales are recognized when the above sales criteria are met and certain specific criteria are met relating to the lease terms. Related profit is deferred and is recognized as income over the remaining lease term.

Advertising Costs

      The Company expenses all costs, including production costs, of print, radio, television and other advertisements as incurred. Advertising expenses included in brand and administrative expenses were $6.9 million, $6.7 million and $7.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

      We file a consolidated Federal income tax return. Tax benefits associated with net operating loss carryforwards and other temporary differences that existed at the time fresh start reporting was adopted are reflected as a contribution to stockholders’ equity in the period in which they are realized.

      Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Pre-Opening Costs

      All pre-opening costs are being expensed as incurred.

Deferred Income

      Deferred income consists of gains on properties which were sold and where Prime has continuing involvement with regard to minimum cash flow returns to the buyers either in the form of a lease or management agreement. Deferred income is amortized over the life of the respective agreements, either as a reduction of rent or other funding expense or as an addition to management, franchise and other fees when such fees are below market levels.

Accounting for Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, “Accounting for Stock Issues to Employees” and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans (See Note 11).

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s pro forma information for its common stockholders for the years ended December 31 (in thousands except earnings per share data):

	2003	2002	2001

Net income (loss) as reported	$(24,475)	$(3,867)	$40,193
Add: Stock option expense included in net income (loss)	—	—	—
Less: Stock option expense determined under fair value recognition method for all awards	(3,745)	(3,815)	(2,493)

Pro forma net income (loss)	$(28,220)	$(7,682)	$37,700

Net income (loss) per share as reported:
Basic	$(.55)	$(.09)	$.90

Diluted	$(.55)	$(.09)	$.88

Pro forma net income (loss) per share:
Basic	$(.63)	$(.17)	$.84

Diluted	$(.63)	$(.17)	$.82

      The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 4.93%, 5.00% and 5.05%; dividend yields of 0% for 2003, 2002, and 2001; volatility factors of the expected market price of the Company’s common stock of 42.7% in 2003, 46.6% in 2002 and 46.1% in 2001, and a weighted-average expected life of the option of 4.7 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Gains and Losses from Extinguishment of Debt

      In April 2002, the Financial Accounting Standards Board issued Statement No. 145 which rescinded Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. The Statement requires, among other things, the reporting of gains and losses from the early extinguishments of debt as an addition to or a reduction of interest expense. The Company adopted Statement No. 145 on January 1, 2003 and reclassified prior years extraordinary gains and losses from early extinguishments of debt to continuing operations.

Recently Issued Accounting Pronouncements

      In November of 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation became effective for the Company’s December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, a revision was issued (46R) to clarify some of the original provisions. The provisions of this interpretation are immediately effective for VIE’s formed after January 31, 2003. The provisions of the Interpretation are effective in the first quarter of 2004 for all variable interests in variable interest entities. The Company does not believe that this Interpretation will have a significant impact on the Company’s financial statements.

      In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB announced that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring after July 1, 2003 should be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of their announcement at the October 8, 2003 meeting regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the Company were to adopt this standard under its current provisions, it would not have a material impact on the Company’s financial statements.

      In response to a FASB staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) Abstract 01-14 “Income Statement Characterization of Reimbursements received for “Out-Of-Pocket Expenses incurred” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of managed hotel properties and franchisees received as other revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Comparative financial statements for the prior periods were reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

Reclassifications

      Certain reclassifications have been made to the December 31, 2002 and 2001 consolidated financial statements to conform them to the December 31, 2003 presentation.

Note 2 — Hotel Acquisitions/ Unconsolidated Joint Ventures

      Prime is a partner in two unconsolidated joint ventures, East Rutherford Group LLC and Nova Scotia Company.

      In December 2002, East Rutherford Group, L.L.C., (“Meadowlands Venture”) an entity in which Prime held a 50% interest, acquired the Sheraton Meadowlands Hotel and Conference Center in East Rutherford, NJ. The hotel is managed by Prime and will continue to operate under the Sheraton brand name.

      In January 2003, Nova Scotia Company, (“Quebec Venture”) an entity in which Prime held a 50% interest, acquired the Quebec City Holiday Inn Select. The hotel is managed by Prime and will continue to operate under the Holiday Inn brand name.

      Prime’s partner in both acquisitions is United Capital Corp., an entity in which A.F. Petrocelli, Prime’s chairman and chief executive officer, has a controlling ownership interest. Under the operating agreement, all significant operating and capital decisions are made jointly and operating profits and losses are allocated based on ownership interest.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2003, Ark-Meadowlands, Inc., an unrelated third party, purchased a 20% interest at cost in East Rutherford Group, LLC and ArkQuebec, Inc., an unrelated third party, purchased a 20% interest at cost in Nova Scotia Company. The purchase reduced Prime and UCC’s ownership interest to 40% each in both entities.

      In April 2003, the Meadowlands Venture entered into a $25.0 million mortgage loan secured by the hotel. The loan bears interest at LIBOR +2.75% and is due in April 2006. The proceeds of the loan were distributed to the partners based on their ownership interest with Prime receiving approximates $10.0 million. Under a guaranty agreement, Prime and UCC jointly and severally guaranteed $4.0 million which will be reduced by scheduled principal payments. In July 2003, the Quebec Venture obtained an $8.2 million CDN first mortgage loan at a fixed rate of 6.26% due in 2008. The loan is recourse to the hotel only. The proceeds of the loan were distributed to the partners based on their ownership interests. Prime received $2.5 million of the loan proceeds. Based on the guaranteed amount and other facts and circumstances, including an analysis of the underlying collateral, management has determined that the fair value of the Meadowlands Venture obligation was not material.

      Condensed financial information for the joint ventures at December 31, 2003 and for the year then ended are as follows:

	Meadowlands	Quebec
	Venture	Venture	Total

Condensed Balance Sheet
Cash and cash equivalents	$846	$538	$1,384
Other current assets	1,419	601	2,020
Fixed assets	45,799	14,900	60,699
Other assets	244	52	296

Total Assets	$48,308	$16,091	$64,399

Current liabilities	$1,611	$495	$2,106
Mortgage payable	24,663	6,205	30,868
Equity	22,034	9,391	31,425

	$48,308	$16,091	$64,399

Prime’s equity interest	$8,828	$3,767	$12,595

Condensed Statement of Operations
Revenues	$18,839	$5,270	$24,109
Operating expenses	15,821	3,588	19,409

Operating income	3,018	1,682	4,700
Depreciation	1,329	454	1,783
Interest expense	779	179	958

Net income	$910	$1,049	$1,959

Prime’s share of net income	$392	$430	$822

Note 3 — Hotel Dispositions

Sale/ Leaseback Transactions

      In January 1998, the Company completed the sale/leaseback of eight full-service hotels to MeriStar Hospitality Corp. (“MeriStar”) for total consideration of $138.4 million. The Company was operating the hotels under an operating lease agreement, which had a term of ten years. The transaction generated a net gain of approximately $64.9 million,

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was deferred and was being recognized as a reduction of rent expense over the life of the lease. In 2001, MeriStar and Prime terminated the leases. The Company received a net termination fee of $1.0 million and recognized the remaining unamortized portion of the deferred gain of $36 million into income. Such amounts are included in other income in the accompanying consolidated financial statement.

      In 1997 and 1998, the Company entered into two separate transactions with Equity Inns, Inc. (“Equity Inns”) for the sale and leaseback of 19 AmeriSuites hotels. The transactions generated gross proceeds of $184 million and all 19 hotels were operated by Prime under lease agreements with Equity Inns through December 2001. Effective January 1, 2002, the leases were converted into management agreements and Equity Inns also signed franchise agreements with Prime to license the AmeriSuites name. Both the management and franchise agreements expire on various dates in 2007 and 2008.

      The management agreements have terms similar to the lease agreements and provide for a subsidiary of Prime to share in the cash flow above and to fund deficits below certain thresholds. The agreements also require the Prime subsidiary to guarantee a minimum return to Equity Inns equal to the minimum rents under the prior lease agreements (approximately $20.7 million in aggregate in 2002). The Prime subsidiary’s obligations under the management agreements are supported by a guarantee by Prime of approximately $4.0 million (See Note 9).

      The sales of the hotels in 1997 and 1998 generated gains of $36.0 million. Such gains were deferred and amortized over the life of the initial lease (ten years). As of December 31, 2003, approximately $13.1 million remained in deferred income. This amount will continue to be amortized over the remaining life of the management agreement due to Prime’s continuing involvement under the management agreement.

Other Dispositions

      During 2003, the Company sold one AmeriSuites and one Wellesley Inn for total proceeds of $17.4 million. The Company retained the franchise rights to the hotels under 20-year franchise agreements and signed a management agreement on the AmeriSuites hotel.

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

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
			Years of
	2003	2002	Useful Life

Land and land leased to others	$138,169	$136,926
Buildings and improvement	824,503	833,560	20 to 40
Furniture, fixtures and autos	184,920	174,498	3 to 10
Leasehold improvements	—	3,414	3 to 40
Construction in progress	4,804	1,956

Sub-total	1,152,396	1,150,354
Less accumulated depreciation and amortization	(235,802)	(200,624)

Total property, equipment and leasehold improvements	$916,594	$949,730

      At December 31, 2003, the Prime is the lessor of land and certain restaurant facilities primarily in Company-owned hotels with an approximate aggregate book value of $21.1 million pursuant to noncancelable operating leases expiring on various dates through 2018. Minimum future rent under such leases for each of the next 5 years subsequent to December 31, 2003, and thereafter are as follows:

2004	1,183
2005	1,190
2006	1,207
2007	1,213
2008	1,113
Thereafter	2,339

Total	$8,245

      Depreciation and amortization expense on property, equipment and leasehold improvements, including amounts for discontinued operations, was $39.4 million, $40.0 million and $38.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      During the years ended December 31, 2003, 2002 and 2001, the Company capitalized $0 million, $1.3 million and $1.6 million, respectively, of interest related to borrowings used to finance hotel construction.

Note 5 — Assets Held for Sale

      As of December 31, 2003, assets held for sale consist of land parcels which the Company no longer intends to develop. These parcels are being actively marketed for sale and it is our intention to dispose of these assets in the next year.

      During 2001, we recorded a valuation allowance of $6.7 million against the land parcels held for sale. The adjustment represented the difference between the carrying cost of the assets and the fair market value, less the costs to sell the assets

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is recorded in other income in our consolidated statement of operations. Management estimated the fair market value based on comparative land sales in their respective markets.

Note 6 — Mortgages and Notes Receivable

      Mortgages and notes receivable are comprised of the following (in thousands):

	December 31,

	2003	2002

Properties leased by the Company(a)	$8,551	$9,113
Other(b)	4,276	4,355

Total mortgages and notes receivable	12,827	13,468
Less current portion	(534)	(447)

Long-term portion	$12,293	$13,021

(a)	At December 31, 2003, the Company is the holder of mortgage notes receivable with a book value of $8.9 million secured by the Company’s leasehold positions in three hotels. These notes bear interest at rates ranging from 8.5% to 13.0% and mature on various dates from 2008 through 2015. The mortgages were derived from the sales of hotel properties.

(b)	Other notes receivable consist primarily of mezzanine loans issued to franchisees, secured by hotel properties managed by the Company and development loans to franchisees. Other notes receivable mature through 2012 and bear interest at an approximate effective rate of 8.3%.

Note 7 — Debt

      Debt consists of the following (in thousands):

	December 31,

	2003	2002

8 3/8% Senior Subordinated Notes(a)	$178,725	$200,000
Revolving Credit Facility(b)	35,000	70,000
Mortgages and other notes payable(d)	14,877	15,069

Total debt	228,602	285,069
Less current maturities	(1,067)	(1,052)

Long-term debt, net of current portion	$227,535	$284,017

(a)	On April 29, 2002, we completed the issuance of $200 million of 8 3/8% Senior Subordinated Notes (the “8 3/8 Notes”). We used the proceeds of the issuance of the 8 3/8% Notes, together with available cash, to redeem all of our $190.0 million of outstanding 9 3/4% Notes. The redemption price was $1,050 per $1,000 principal amount of the 9 3/4% Notes plus accrued and unpaid interest (See Note 16). The 8 3/8% Notes are unsecured obligations of Prime and contain certain covenants including limitations on the incurrence of debt, dividend payments, certain investments, transactions with affiliates, asset sales and mergers and consolidations. The 8 3/8% Notes mature in April 2012.

(b)	In July, 2002, we retired our $125 million revolving credit facility which was to expire in December 2002 and entered into a new $125 million credit facility (the “Credit Facility”) with a syndicate of financial institutions which is available until August 2006. We had borrowings of $35.0 million under the Credit Facility at LIBOR +2.50%, or approximately 3.7%, as of December 31, 2003. The Credit Facility consists of a four year, $125 million revolving line of credit and is secured by the equity interests of certain of Prime’s subsidiaries. The credit agreement contains loan

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and liens. In addition, we must maintain a debt to EBITDA ratio of 4.25 times and an EBITDA to interest ratio of 2.50 times. We were in compliance with all covenants at December 31, 2003. However, there can be no assurance that we will continue to be in compliance with these covenants.

(c)	In August 2002, Prime redeemed all of its $103.5 million of outstanding 9 1/4% Notes. The redemption price was 103.083% of the principal amount of the 9 1/4% Notes, plus accrued and unpaid interest (See Note 16). Prime funded the redemption with borrowings under the Credit Facility plus cash on hand.

(d)	The Company has two mortgage notes payable that are collateralized by hotel properties with a book value of $33.0 million. At December 31, 2003 these notes bear interest at 6.7% and 8.6%, and mature in 2004 and 2009.

      Maturities of long-term debt subsequent to December 31, 2003 are as follows (in thousands):

2004	$1,067
2005	1,144
2006	35,250
2007	272
2008	294
Thereafter	190,575

Total	$228,602

Note 8 — Other Current Assets/ Liabilities

      Other current assets consist of the following (in thousands):

	December 31,

	2003	2002

Deferred tax asset	$3,102	$3,940
Prepaid expenses	1,269	1,403
Other	617	5,191

Total other current assets	$4,988	$10,534

      Other current liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Interest payable	$2,957	$2,550
Accrued payroll and related benefits	5,594	5,544
Accrued sales and use taxes	2,346	2,333
Insurance reserves	5,719	4,709
Other	2,795	5,849

Total other current liabilities	$19,411	$20,985

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies

Leases

      We lease various hotels under lease agreements with initial terms expiring at various dates from 2005 through 2061. We have options to renew certain of the leases for periods ranging from 1 to 99 years. Rental payments are based on minimum rentals plus a percentage of the hotel properties’ revenues in excess of stipulated amounts.

      Prime operated one full-service hotel owned by Winston Hotels (“Winston”). The lease was with a subsidiary of Prime and was due to expire in 2008. The lease was terminated and a provision for $425,000 reflecting the costs of termination was established at December 31, 2003.

      On January 1, 2002, we converted our leases on 18 AmeriSuites we leased from Equity Inns into management agreements. These management agreements run for the unexpired term of the leases they replaced and require Prime to guarantee a certain minimum level of cash flow (See Note 3). The agreements expire in 2007 and 2008 and will then be converted to 20 year franchise agreements provided that we are in compliance with the cash flow guarantee requirements under the current agreements.

      On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. (“ShoLodge”) due to operating shortfalls which approximated $1.1 million in the past twelve months. In accordance with the lease termination, Prime will forfeit its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice. The results of operations for these hotels are reflected in discontinued operations, net of tax, in the accompanying financial statements. In addition, a loss of $1.5 million, net of tax, was recorded in the three months ended March 31, 2003 in gain (loss) on disposal from discontinued operations for the net assets associated with the lease.

      In July 2003, a subsidiary of the Company did not make its scheduled July 1 rent payment of approximately $2.0 million on 24 AmeriSuites hotels and received a default notice from HPT. Over the previous twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be sent aside for capital improvements. In December 2003, we terminated our lease agreement for 24 AmeriSuites hotels with HPT and entered into a management agreement with HPT for the 24 AmeriSuites hotels and 12 full-service hotels to be re-branded under our Prime Hotels & Resorts chain. We recorded a $33.7 million loss due to the write-off of assets associated with the HPT lease agreement. The management agreement became effective on January 1, 2004 for the AmeriSuites hotels and February 1, 2004 for the Prime Hotels & Resorts hotels. The term is 15 years and we have two renewal options of 15 years each.

      Under the agreement, HPT will receive an owner’s priority return of $26 million per year. This return is guaranteed by Prime under a limited guarantee which caps the maximum cash outlay by Prime over the life of the agreement at $30 million. Cash flow generated by the hotels in excess of $26 million per year will be split 50/50 between HPT and Prime with Prime’s share counting as its royalty and management fee. Also, as part of the agreement, HPT will provide $25 million during the first two years to pay for re-branding and other capital improvements on the 36 hotels.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a schedule of the future guaranteed minimum cash flow levels (in thousands):

	Operating	Management
	Leases	Agreements	Total

2004	$6,893	$45,578	$52,471
2005	6,801	46,661	53,462
2006	6,737	46,661	53,398
2007	6,740	46,661	53,401
2008	3,817	33,550	37,367
Thereafter	37,536	260,000	297,536

Total	$68,524	$479,111	$547,635

      Rental expense for all operating leases, including those agreements with terms of less than one year, and owner’s return for the Equity Inns management agreements consist of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Rentals	$44,488	$59,967	$65,709
Contingent rentals	1,305	1,501	5,738

Rental expense	$45,793	$61,468	$71,447

      Such amounts are included in occupancy and other operating expenses in the accompanying consolidated financial statements.

Employee Benefits

      The Company does not provide any material post employment benefits.

Litigation

      Currently and from time to time we are involved in litigation arising in the ordinary course of its business. We do not believe that we are involved in any litigation, that is likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations or cash flows.

      On August 18, 1999, plaintiff Nick Pourzal, a former employee of Prime, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the “Gilbert Land,” and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended compliant, to add claims for (i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) to confirm an arbitration award relating to the Company’s termination of plaintiff’s employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys’ fees and expenses. We believe that the plantiff’s action is without merit and intend to vigorously defend this case.

      In August 2002, we paid $8.9 million from cash on hand to Sholodge due in connection with a damage award decision by the American Arbitration Association rendered on June 26, 2002.

      On June 13, 2003, Southeast Texas Inns, Inc. (“Southeast Texas Inns”) filed a Complaint against the Company, May-Ridge, L.P. (“May-Ridge”) and Ridgewood Holdings Corp. (“Ridgewood”), which is now pending before the

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as of July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the “Three Properties”) that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas Inns. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general partner of May-Ridge. Southeast Texas Inns also seeks to hold Prime jointly liable for all damages under the Lease Agreement, to which the Company is not a party. We filed a motion to dismiss the Complaint against the Company on August 19, 2003, which was granted subject to no new evidence being brought by Southeast Texas Inns.

Note 10 — Income Taxes (Benefits)

      The provision (benefit) for income taxes (including amounts applicable to extraordinary items) consisted of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Current:
Federal	$—	$(9,627)	$(1,200)
State	954	561	(903)

	$954	(9,066)	(2,103)
Deferred:
Federal	(13,481)	7,507	22,494
State	(3,121)	(913)	4,724

	$(16,602)	$6,594	$27,218

Total	$(15,648)	$(2,472)	$25,115

      Income taxes are provided at the applicable federal and state statutory rates. The tax effects of the changes in the temporary differences in the areas listed below resulted in deferred income tax provisions for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Net operating loss carry forward	$(14,369)	$—	$—
Amortization of deferred gains	1,180	1,507	16,928
Change in accounting method for depreciation	—	—	10,675
Depreciation	3,872	352	(350)
Property valuation reserves	(74)	223	(1,131)
Property sales	(3,394)	2,826	(546)
State income tax, net of federal income tax benefit	(2,029)	(593)	3,070
Arbitration settlement	—	1,748	—
Employment credit carry forward	(336)	—	—
Rewards program reserve	(266)	—	—
Impairment reserve	(373)	—	—
Other	(813)	531	(1,428)

Total	$(16,602)	$6,594	$27,218

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the statutory Federal tax (benefit) rate to the Company’s effective income tax rate:

	December 31,

	2003	2002	2001

Statutory Federal tax (benefit) rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of Federal tax (benefit) rate	(3.5)%	(3.6)%	3.8%
Other, net	(0.5)%	(0.4)%	(0.3)%

Effective income tax (benefit) rate	(39.0)%	(39.0)%	38.5%

      At December 31, 2003, the Company has net operating loss carry forwards of approximately $91.0 million which expire in the years 2006 through 2023 and are available to offset future Federal taxable income. Included in the net operating loss carry forwards at December 31, 2003, the Company has approximately $52.4 million relating to PMI, which expires in the year 2006 and is subject to an annual utilization limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.

      The Company has not recognized the future tax benefits associated with the PMI net operating loss carryforwards. Accordingly, the Company has provided a valuation allowance of approximately $18.3 million against the deferred tax asset at December 31, 2003. To the extent any available carry forwards or other tax benefits related to PMI are utilized, the amount of tax benefit realized will be treated as a contribution to stockholders’ equity and will have no effect on the income tax provision for financial reporting purposes.

      At December 31, 2003, the Company had deferred tax liabilities of $61.7 million relating to the differences in the methods of accounting for the Company’s fixed assets.

Note 11 — Common Stock and Common Stock Equivalents

Common Stock

      During 2003, 2002 and 2001, we repurchased approximately 358,000, 15,800 and 376,200 shares of our common stock at average cost of $5.60, $7.72 and $9.86 per share, respectively. The Revolving Credit Facility contains covenants which limit the purchase of these shares to $25.0 million per year.

Stock Options

      We have adopted various stock option and performance incentive plans under which options to purchase shares of common stock may be granted to directors, officers or key employees under terms determined by the Board of Directors. At December 31, 2003, a total of 6.5 million options were outstanding with another 2.4 million options available to be issued. At December 31, 2003, the weighted average contractual life remaining related to these options outstanding is approximately 6.5 years and the weighted average exercise price of the options outstanding is $8.34.

      In October 2001, the Company granted options to purchase 3,000,000 shares of common stock to the Company’s president and CEO. These options vest ratably over a three year period. The options are priced at $9.12 per share, which reflects the market value at the date of grant, and expire in 2011. At December 31, 2003, all of these options were outstanding.

      In October 1998, the Board of Directors granted options to purchase 1,750,000 shares of common stock to the Company’s president and CEO. These options vest ratably over a five-year period with respect to 1,000,000 of the options. The additional 750,000 options vest as certain performance criteria are met or, if the criteria are not met, the options vest eight years after the original grant date. At December 31, 2003, 1,750,000 options were outstanding under this plan. The options are priced at $5.91 per share, which reflects the market value at the date of grant, and expire in 2008.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 1995 Employee Stock Option Plan, options to purchase shares of common stock may be granted at the fair market value of the common stock at the date of grant. Options can generally be exercised during a participant’s employment with the Company in equal annual installments over a three-year period from the date of grant and expire ten years from the date of grant. During 2003, 2002 and 2001, respectively, options to purchase 285,000, 242,000, and 268,000 shares of common stock, respectively, were granted under this plan. At December 31, 2003, 1,332,000 options were outstanding under this plan. The options are priced from $4.72 to $11.25, with a weighted average price of $9.33, and expire from 2005 to 2013.

      Under the 1995 Non-Employee Director Stock Option Plan, options to purchase 10,000 shares of common stock are automatically granted to each non-employee director at the fair market value of the common stock at the date of grant. All options are fully vested and exercisable one year after the date of grant and expire ten years after the date of grant, or earlier if the non-employee director ceases to be a director. During 2003, 2002 and 2001, options to purchase 40,000, 90,000 and 0 shares of common stock, respectively, were granted under this plan. At December 31, 2003, 420,000 options were outstanding under this plan. The options are priced from $6.35 to $12.49 and expire from 2005 to 2013.

      Effective January 1, 1996, the Company adopted the provisions of FASB 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

      The following is a summary of the stock options outstanding:

			Weighted
	Number of	Option Price	Average Price
	Shares	Per Share	Per Share

Outstanding at December 31, 2000	3,847,000		7.82
Granted	3,268,000	$8.60 - $ 9.12	9.09
Exercised	(245,000)	$4.72 - $11.25	8.23
Canceled	(263,000)	$4.72 - $11.25	9.53

Outstanding at December 31, 2001	6,607,000		8.36
Granted	332,000	$8.45 - $12.49	7.88
Exercised	(385,000)	$4.72 - $12.49	8.24
Canceled	(202,000)	$4.72 - $11.25	9.18

Outstanding at December 31, 2002	6,352,000	$5.91 - $12.49	8.35
Granted	325,000	$6.35 - $10.52	8.81
Exercised	(27,000)	$4.72 - $ 9.16	8.50
Canceled	(148,000)	$4.72 - $12.49	9.63

Outstanding at December 31, 2003	6,502,000	$4.72 - $12.49	8.34

Exercisable at December 31, 2001	1,860,000	$4.72 - $11.25	8.31

Exercisable at December 31, 2002	2,845,000	$5.91 - $12.05	8.50

Exercisable at December 31, 2003	4,224,000	$4.72 - $12.49	8.55

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Earnings (Loss) Per Share

	For the Year Ended,
	December 31, 2003

			Per-Share
	Income	Shares	Amount

Basic Earnings (loss) per Share:
Net income (loss)	$(24,475)	44,783	$(0.55)
Diluted Earnings (loss) per Share:
Common stock equivalents(a)	—	—	—

Net income (loss) plus assumed conversions	$(24,475)	44,783	$(0.55)

	For the Year Ended,
	December 31, 2002

			Per-Share
	Income	Shares	Amount

Basic Earnings (loss) per Share:
Net income (loss)	$(3,867)	45,051	$(.09)
Diluted Earnings per Share:
Common stock equivalents	—	—	—

Net income (loss) plus assumed conversions	$(3,867)	45,051	$(.09)

	For the Year Ended,
	December 31, 2001

			Per-Share
	Income	Shares	Amount

Basic Earnings per Share:
Net income	$40,193	44,740	$0.90
Diluted Earnings per Share:
Common stock equivalents	—	1,138	(.02)

Net income plus assumed conversions	$40,193	45,878	$0.88

(a)	Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the incremented shares attributed to dilutive outstanding options which represents common stock equivalents. Common stock equivalents outstanding for 2003 and 2002 were anti-dilutive and were not included in the calculation of diluted earnings per share.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Hotel Revenues

      Hotel revenues consist of lodging revenues (which consist primarily of room, telephone, movies and vending revenues) and food and beverage revenues. For the years ended December 31, 2003, 2002 and 2001 hotel revenues were comprised of the following:

	December 31,

	2003	2002	2001

Lodging revenues	$337,687	$353,724	$418,558
Food and beverage revenues	19,656	20,339	27,931

Total hotel revenues	$357,343	$374,063	$446,489

Note 14 — Other Income (Loss)

      Other income consists of items which are not considered part of the Company’s recurring operations and is composed of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Gains (losses) on property sales and lease terminations (See Note 9)	$(35,706)	$5,744	$36,329
Valuation reserves — non-hotel assets	—	—	(6,745)
Loss on the sale of marketable securities	—	—	(4,346)
Contract termination litigation	—	(4,500)	—
Other	—	—	(2,977)

Total	$(35,706)	$1,224	$22,261

Note 15 — Other Comprehensive Income

      For the years ended December 31, 2003, 2002 and 2001, comprehensive income consisted of the following (in thousands):

	December 31,

	2003	2002	2001

Net income (loss)	$(24,475)	$(3,867)	$40,193
Unrealized (loss) gain on marketable securities, (net of income taxes of $0, $0 and $1,814, respectively for 2003, 2002 and 2001	—	1	2,837
Unrealized gain on foreign currency translation, net of taxes of $357	560	—	—

Total	$(23,915)	$(3,866)	$43,030

Note 16 — Financial Instruments and Concentration of Credit Risk

      The fair values of non-current financial assets and liabilities and other financial instruments are shown below (in thousands). The fair values of current assets and current liabilities approximate their reported carrying amounts.

	December 31,

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Mortgage and notes receivable	$12,293	$12,293	$13,021	$13,021
Long-term debt	$227,535	$237,774	$284,017	$277,267

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value for mortgages and notes receivable is based on discounted cash flows and other methods applicable to the industry. Valuations for long-term debt are based on quoted market prices or current rates available to the Company for debt of the same maturities.

      The Company’s mortgages and other notes receivable (See Note 6) are derived primarily from and are secured by hotel properties, which constitutes a concentration of credit risk. These notes are subject to many of the same risks as the Company’s operating hotel assets. A significant portion of the collateral is located in the Northeastern United States.

Note 17 — Related Party Transactions

      The following summarizes significant financial information with respect to transactions with present officers, directors, their relatives and certain entities they control or in which they have a beneficial interest for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Management and other fee income	$531	$117	$121
Equity in earnings of joint ventures	822	(2)	—

      The management and other fee income above relates to two hotels we manage for an entity controlled by our Company’s chairman and chief executive officer, and the two unconsolidated joint ventures.

      As disclosed in Note 2, we have a 40% interest in two hotels with United Capital Corp., an entity controlled by the Company’s chairman and chief executive officer, who also holds a 40% interest.

Note 18 — Supplemental Cash Flow Information

      Cash paid for interest was $19.5 million, $28.5 million and $32.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Cash paid for income taxes was $0.5 million, $0.6 million and $12.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 19 — Geographic and Business Information

      Our hotels primarily operate in three major lodging industry segments: the all-suites segment, under our AmeriSuites brand; the limited-service segment, primarily under our Wellesley Inns & Suites brand and the full-service segment under major national franchises. The AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 32 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites hotel has between 100 to 130 rooms and suites. Full-service hotels compete primarily in the upscale segment, with food and beverage service and banquet facilities under franchise agreements with national hotel brands. Our full-service hotels are primarily located in the northeastern region of the United States.

      We evaluate the performance of each segment based primarily on operating earnings before depreciation and amortization generated by our Owned Hotels. Interest expense is primarily related to debt incurred by the Company through our corporate obligations and collateralized by certain of our hotel properties. The hotel operations are included in the consolidated Federal income tax return of the Company and the taxes are allocated based upon the relative contribution to the Company’s consolidated taxable income/losses and changes in temporary differences. Other income consists of property transactions, which are not part of the recurring operation of the Company. The allocation of interest expense, taxes and other income, are not evaluated at the segment level.

PRIME HOSPITALITY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment for the years ended December 31, 2003, 2002 and 2001 (in thousands):

		Limited	Full	Corporate/
December 31, 2003	All-Suites	Service	Service	Other	Consolidated

Revenues before cost reimbursements	$212,287	$91,533	$53,525	$26,295	$383,640
Operating income before depreciation	24,174	12,733	11,671	5,271	53,849
Depreciation and amortization	18,540	13,694	4,465	2,646	39,345
Capital expenditures	7,161	8,341	1,143	12,072	28,717
Total Assets	495,858	343,494	75,208	92,745	1,007,305

		Limited	Full	Corporate/
December 31, 2002	All-Suites	Service	Service	Other	Consolidated

Revenues before cost reimbursements	$225,610	$73,241	$75,229	$19,385	$393,465
Operating income before depreciation	30,169	13,862	18,393	10,434	72,858
Depreciation and amortization	19,050	12,565	5,900	1,786	39,301
Capital expenditures	13,876	3,363	2,355	14,003	33,597
Total Assets	547,566	339,540	92,999	139,544	1,119,649

		Limited	Full	Corporate/
December 31, 2001	All-Suites	Service	Service	Other	Consolidated

Revenues before cost reimbursements	$249,285	$87,439	$109,768	$18,093	$464,585
Operating income before depreciation	64,811	28,372	24,903	(9,088)	108,998
Depreciation and amortization	18,692	11,385	5,662	1,542	37,281
Capital expenditures	26,458	10,109	3,389	2,932	42,888
Total Assets	597,780	363,802	107,828	87,360	1,156,770

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME HOSPITALITY CORP.

By:	/s/ A.F. PETROCELLI

A.F. Petrocelli
Chairman of the Board of Directors,
President and Chief Executive Officer

DATE: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ A.F. PETROCELLI A.F. Petrocelli	Chairman of Board of Directors, President and Chief Executive Officer

/s/ RICHARD SZYMANSKI Richard Szymanski	Director, Senior Vice President and Chief Financial Officer

/s/ LAWRENCE FRIEDLAND Lawrence Friedland	Director

/s/ ALLEN KAPLAN Allen Kaplan	Director

/s/ HOWARD M. LORBER Howard M. Lorber	Director

/s/ RICHARD REITMAN Richard Reitman	Director