Form 10-Q
period 2004-03-31
PRIME HOSPITALITY CORP
filed 2004-05-10
CIK 80293

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (MARK ONE)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No
                                       -----    -----
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

The registrant had 44,973,082 shares of common stock, $.01 par value, outstanding as of May 3, 2004.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                    March 31, 2004 (Unaudited) and December 31, 2003................................      1

                  Consolidated Statements of Operations
                    Three Months Ended March 31, 2004 and 2003 (Unaudited) .........................      2

                  Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2004 and 2003 (Unaudited) .........................      3

                  Notes to Interim Consolidated Financial Statements (Unaudited)....................      4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................................      8

Item 3.           Quantitative and Qualitative
                  Disclosures About Market Risk.....................................................     14

Item 4.           Disclosure
                  Controls and Procedures...........................................................     14

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................     15

Item 2.           Changes in Securities, Use of Proceeds and Issuer Repurchases
                   of Equity Securities.............................................................     15

Item 3.           Defaults upon Senior Securities...................................................     15

Item 4.           Submission of Matters to a Vote of Security Holders...............................     15

Item 5.           Other Information.................................................................     16

Item 6.           Exhibits and Reports on Form 8-K..................................................     16

Signatures        ..................................................................................     17

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 MARCH 31,     DECEMBER 31,
                                                                                                   2004            2003
                                                                                                ----------     ------------
                                                                                                (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents ..............................................................      $   14,372      $   12,901
  Accounts receivable (net of allowances of $1,432 and $1,463
   in 2004 and 2003, respectively) .......................................................          21,299          18,165
  Restricted cash ........................................................................           1,677           2,272
  Hotel inventories ......................................................................          10,326          11,570
  Income tax receivable ..................................................................           1,627             568
  Other current assets ...................................................................           4,976           4,988
                                                                                                ----------      ----------
     Total current assets ................................................................          54,277          50,464

Property, equipment and leasehold improvements,
 net of accumulated depreciation and amortization ........................................         909,212         916,594
Assets held for sale .....................................................................           8,787           8,787
Investments in unconsolidated joint ventures .............................................          12,619          12,595
Mortgages and notes receivable, net of current portion ...................................          12,012          12,293
Other assets .............................................................................           7,331           6,572
                                                                                                ----------      ----------
     TOTAL ASSETS ........................................................................      $1,004,238      $1,007,305
                                                                                                ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ..................................................      $   14,628      $   21,577
  Current portion of debt ................................................................           1,129           1,067
  Current portion of deferred income .....................................................           3,115           3,115
  Other current liabilities ..............................................................          26,520          19,411
                                                                                                ----------      ----------
     Total current liabilities ...........................................................          45,392          45,170

Long-term debt, net of current portion ...................................................         226,561         227,535
Deferred income, net of current portion ..................................................           9,527          10,306
Deferred income taxes ....................................................................          39,633          39,633
Other liabilities ........................................................................           3,090           3,647
                                                                                                ----------      ----------
     Total liabilities ...................................................................         324,203         326,291

Stockholders' Equity:
  Preferred stock, par value $.10 per share; 20,000,000 shares authorized;
   none issued ...........................................................................               -               -
  Common stock, par value $.01 per share; 75,000,000 shares authorized;
   56,838,897 and 56,632,904 shares issued and outstanding in 2004
   and 2003, respectively ................................................................             568             566
  Capital in excess of par value .........................................................         529,965         528,055
  Retained earnings ......................................................................         265,956         268,817
  Accumulated other comprehensive income, net of taxes of $338 and $357
   respectively ..........................................................................             530             560
  Treasury stock at cost (11,880,878 shares) .............................................        (116,984)       (116,984)
                                                                                                ----------      ----------
     Total stockholders' equity ..........................................................         680,035         681,014
                                                                                                ----------      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................      $1,004,238      $1,007,305
                                                                                                ==========      ==========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2004           2003
                                                                            --------       -------
Revenues:
  Owned hotels ........................................................     $ 61,187       $62,268
  Cash flow hotels ....................................................       35,258        20,799
  Management, franchise and other fees ................................        6,330         5,494
                                                                            --------       -------
     Total revenue before cost reimbursements .........................      102,775        88,561
  Cost reimbursements .................................................        7,895         7,206
                                                                            --------       -------
     Total revenues ...................................................      110,670        95,767

Costs and expenses:
   Owned hotels .......................................................       43,649        45,243
   Cash flow hotels ...................................................       37,013        25,470
   Brand operating ....................................................        4,206         3,531
   General and administrative .........................................        7,231         6,900
   Depreciation and amortization ......................................       10,255        10,633
                                                                            --------       -------
     Total costs and expenses before reimbursable costs ...............      102,354        91,777
   Reimbursable costs .................................................        7,895         7,206
                                                                            --------       -------
     Total costs ......................................................      110,249        98,983

Operating income (loss) ...............................................          421        (3,216)

Investment income .....................................................           25           442
Interest expense ......................................................       (4,818)       (5,628)
Gains on retirement of debt ...........................................            -           800
Other income ..........................................................           11             -
                                                                            --------       -------

Loss before equity in earnings of unconsolidated joint
 ventures, income taxes and discontinued operations ...................       (4,361)       (7,602)

Equity in earnings of unconsolidated joint ventures ...................           74           190
                                                                            --------       -------

Loss before income taxes and discontinued operations ..................       (4,287)       (7,412)
Provision (benefit) for income taxes ..................................       (1,672)       (2,891)
                                                                            --------       -------

Loss before discontinued operations ...................................       (2,615)       (4,521)

Discontinued operations:
  Income (loss) from discontinued operations, net of income taxes               (126)         (565)
  Gain (loss) on disposal, net of income taxes ........................         (121)       (1,546)
                                                                            --------       -------
Net income (loss) .....................................................     ($ 2,862)      ($6,632)
                                                                            ========       =======

Earnings (loss) per common share:
Basic:

  Income (loss) before discontinued operations ........................     ($  0.06)      ($ 0.10)
  Income (loss) from discontinued operations ..........................            -         (0.05)
                                                                            --------       -------
Net income (loss) .....................................................     ($  0.06)      ($ 0.15)
                                                                            ========       =======

Diluted:

  Income (loss) before discontinued operations ........................     ($  0.06)      ($ 0.10)
  Income (loss) from discontinued operations ..........................            -         (0.05)
                                                                            --------       -------
Net income (loss) .....................................................     ($  0.06)      ($ 0.15)
                                                                            ========       =======

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                                 2004          2003
                                                                                               -------       -------
Cash flows from operating activities:
Net income (loss) ........................................................................     $(2,862)      $(6,632)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization ..........................................................      10,255        10,654
  Valuation adjustment ...................................................................           -         2,534
  Amortization of deferred financing costs ...............................................         299           294
  Income tax benefit .....................................................................      (1,830)            -
  (Gains) losses on retirement of debt ...................................................           -          (800)
  Equity in earnings of unconsolidated joint ventures ....................................         (74)         (190)
  Gains (losses) on disposals of discontinued operations .................................        (199)            -
  Net (gains) losses on sales of assets ..................................................         (31)            -
  Amortization of deferred income ........................................................        (779)         (950)
Increase (decrease) from changes in other operating assets and liabilities:
  Accounts receivable ....................................................................      (3,134)       (4,355)
  Other assets ...........................................................................       1,871        (2,281)
  Other liabilities ......................................................................        (398)       (1,043)
                                                                                               -------       -------
    Net cash provided by (used in) operating activities ..................................       3,118        (2,769)

Cash flows from investing activities:
  Net proceeds from mortgages and notes receivable .......................................         352           310
  Disbursements for mortgages and notes receivable .......................................         (86)         (205)
  Purchases of property, equipment and leasehold improvements ............................      (3,356)       (8,100)
  Proceeds from sales of property, equipment and leasehold improvements ..................         443             -
  Investments in unconsolidated joint ventures ...........................................           -        (6,630)
  Proceeds from sales and financings of interests in unconsolidated joint ventures .......           -         5,859
  Other ..................................................................................           -           822
                                                                                               -------       -------
    Net cash used in investing activities ................................................      (2,647)       (7,944)

Cash flows from financing activities:
  Net proceeds from issuance of debt .....................................................       5,000         5,000
  Payments of debt .......................................................................      (5,912)      (10,068)
  Proceeds from the exercise of stock options ............................................       1,912             -
  Purchase of treasury stock .............................................................           -        (1,961)
                                                                                               -------       -------
    Net cash provided by (used in) financing activities ..................................       1,000        (7,029)
  Net increase (decrease) in cash and cash equivalents ...................................       1,471       (17,742)
  Cash and cash equivalents at beginning of period .......................................      12,901        25,850
                                                                                               -------       -------
  Cash and cash equivalents at end of period .............................................     $14,372       $ 8,108
                                                                                               =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ..........................................................................     $   913       $ 1,146
  Income taxes paid ......................................................................     $    25       $     -

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and its subsidiaries ("Prime" or the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

     The consolidated financial statements for the three months ended March 31, 2004 and 2003 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2003. Certain reclassifications have been made to the March 31, 2003 consolidated financial statements to conform them to the March 31, 2004 presentation.

     The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


NOTE 2 - ACCOUNTING POLICIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, a revision was issued (46R) to clarify some of the original provisions. The provisions of the Interpretation were effective in the first quarter of 2004 for all variable interests in variable interest entities. This Interpretation did not have a material impact on the Company's financial statements.

     In response to a FASB staff announcement in November 2001, and in accordance with the Emerging Issues Task Force ("EITF") Abstract 01-14 "Income Statement Characterization of Reimbursements received for "Out-Of-Pocket Expenses incurred" which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of managed hotel properties and franchisees received as other revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, total or per share net income, cash flows or financial position of the Company.


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

     The following table sets forth the Company's pro forma information for its common stockholders for the three months ended March 31, 2004 and 2003 (in thousands except earnings per share data):

                                                           THREE MONTHS ENDED,
                                                                MARCH 31,
                                                          --------------------
                                                            2004        2003
                                                          -------     -------
Net income (loss) as reported                             $(2,862)    $(6,632)
Add: Stock option expense included in net income
      (loss).........................................           -           -
Less: Stock option expense determined under fair
       value recognition method for all awards.......        (949)       (981)
                                                          -------     -------
Pro forma net income (loss)..........................     $(3,811)    $(7,613)
                                                          -------     -------

Net income (loss) per share as reported:
  Basic..............................................     $ (0.06)    $ (0.15)
                                                          -------     -------
  Diluted............................................     $ (0.06)    $ (0.15)
                                                          -------     -------

Pro forma net income (loss) per share:
  Basic..............................................     $ (0.08)    $ (0.17)
                                                          -------     -------
  Diluted............................................     $ (0.08)    $ (0.17)
                                                          -------     -------

     The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: risk-free interest rate of 4.93%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 42.7% and a weighted-average expected life of the option of 4.7 years.

     For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' vesting period.


NOTE 4 - HOTEL DISPOSITIONS

     During the three months ended March 31, 2004, the Company terminated the lease on one non-proprietary brand hotel. The results of operations, and loss on the lease termination, net of tax, are included in the Consolidated Statements of Operations as discontinued operations.

     In April of 2004, we sold a parcel of vacant land for net proceeds of $1.6 million, which resulted in a gain of approximately $350,000.

NOTE 5 - DEBT

     During the three months ended March 31, 2003, Prime purchased $8.0 million of its 8 3/8% Senior Subordinated Notes due 2012 the ("Senior Subordinated Notes") for $7.2 million realizing a gain of $800,000.


NOTE 6 - EARNINGS PER COMMON SHARE

     Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was
44.8 million and 44.9 million for the three months ended March 31, 2004 and 2003.

     Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. For the three months ended March 31, 2004 and 2003, stock options were antidilutive and were not included in the calculation of diluted earnings per share.


NOTE 7 - DISCONTINUED OPERATIONS

     On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. ("ShoLodge") due to operating shortfalls which approximated $1.1 million in the previous twelve months. In accordance with the lease termination, Prime forfeited its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice. The results of operations for these hotels are reflected in discontinued operations, net of tax, in the accompanying financial statements. In addition, a loss of $1.5 million, net of tax, was recorded in the three months ended March 31, 2003 in gain (loss) on disposal from discontinued operations for the net assets associated with the lease.


NOTE 8 - GEOGRAPHIC AND BUSINESS INFORMATION

     Our hotels primarily operate in three major lodging industry segments: the all-suites segment, under our AmeriSuites brand; the limited-service segment, primarily under our Wellesley Inns & Suites brand and the full-service segment under major national franchises and the Prime Hotels and Resorts brand. The AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 32 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites hotel has between 100 to 130 rooms and suites. Full-service hotels compete primarily in the upscale segment, with food and beverage service and banquet facilities under franchise agreements with national hotel brands. Our full-service hotels are primarily located in the northeastern region of the United States.

     We evaluate the performance of each segment based primarily on operating earnings before depreciation and amortization generated by our owned hotels ("Owned Hotels"). Interest expense is primarily related to debt incurred by the Company through our corporate obligations and collateralized by certain of our hotel properties. The hotel operations are included in the consolidated Federal income tax return of the Company and the taxes are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences. Other income consists of property transactions, which are not part of the recurring operation of the Company. The allocation of interest expense, taxes and other income, are not evaluated at the segment level.

     The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three months ended March 31, 2004 and 2003 (in thousands):

THREE MONTHS ENDED MARCH 31, 2004             ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
---------------------------------             ---------------------------------------------------------------------------
Revenues before cost reimbursements.....        $ 50,946         $ 22,631       $22,868           $ 6,330      $  102,775
Operating income before depreciation....           6,508            3,454           595               119          10,676
Depreciation and amortization...........           4,651            3,513         1,119               972          10,255
Capital expenditures....................             797            1,061           903               595           3,356
Total assets............................         490,754          341,992        75,165            96,327       1,004,238

THREE MONTHS ENDED MARCH 31, 2003             ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
---------------------------------             ---------------------------------------------------------------------------
Revenues before cost reimbursements.....        $ 49,539         $ 20,044       $14,243          $  4,735      $   88,561
Operating income before depreciation....           1,806            4,723         1,705              (787)          7,447
Depreciation and amortization...........           4,874            3,207         1,473             1,079          10,633
Capital expenditures....................           3,309              673           555             3,563           8,100
Total assets............................         557,343          335,677        78,994           132,310       1,104,324


NOTE 9 - LITIGATION

     Currently and from time to time we are involved in litigation arising in the ordinary course of business. We do not believe that we are involved in any litigation, that is likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations or cash flows.

     On August 18, 1999, plaintiff Nick Pourzal, a former employee of Prime, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended complaint, to add claims for
(i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) to confirm an arbitration award relating to the Company's termination of plaintiff's employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys' fees and expenses. We believe that the plantiff's action is without merit and intend to vigorously defend this case.

     On June 13, 2003, Southeast Texas Inns, Inc. ("Southeast Texas Inns") filed a Complaint against the Company, May-Ridge, L.P. ("May-Ridge") and Ridgewood Holdings Corp. ("Ridgewood"), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as of July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas Inns. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general partner of May-Ridge. Southeast Texas Inns also seeks to hold Prime jointly liable for all damages under the Lease Agreement, to which the Company is not a party. We filed a motion to dismiss the Complaint against the Company on August 19, 2003, which was granted subject to no new evidence being brought by Southeast Texas Inns. On April 21, 2004, Southeast Texas Inns filed a second complaint against the Company seeking to reinstate its claim for damages under the Lease Agreement.

NOTE 10 - OTHER COMPREHENSIVE INCOME

     For the three month periods ended March 31, 2004 and 2003, comprehensive income consisted of the following (in thousands):

                                                            Three months ended:
                                                                  March 31,
                                                            2004          2003

Net Income (loss)                                         $(2,862)     $(6,632)
Unrealized gain (loss) on foreign currency translation,
  net of tax of $20                                           (30)         -
                                                          ---------------------
               Total                                      $(2,892)     $(6,632)
                                                          =====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We are an owner, manager and franchisor of limited-service and full-service hotels. We have 258 hotels in operation containing 33,995 rooms located in 36 states and Canada (the "Portfolio") as of March 31, 2004. We control three hotel brands -- AmeriSuites (R), Wellesley Inns & Suites (R) and Prime Hotels and Resorts (R) -- and operate a portfolio of full-service hotels under franchise agreements with national hotel chains. We operate and have ownership or leasehold interests in 123 hotels (the "Owned Hotels"), operate 54 hotels for real estate investment trusts which have cash flow guarantees and participations (the "Cash Flow Hotels"), manage 24 hotels for third parties (the "Managed Hotels"), and franchise 55 hotels which we do not operate (the "Franchised Hotels"). The Portfolio is comprised of 148 AmeriSuites hotels, 81 Wellesley Inns & Suites hotels, three Prime Hotels and Resorts hotels and 26 non-proprietary brand hotels. As of March 31, 2004, 12 non-proprietary brand hotels were in the process of being converted to the Prime Hotels & Resorts brand. Prime was incorporated under the laws of Delaware in 1985.

     The following table sets forth information with respect to the Portfolio as of March 31, 2004:

                  AMERISUITES       HOTELS        ROOMS
                  -----------       ------       ------
                        Owned           62        8,024
            Managed Cash Flow           42        5,214
                      Managed            8        1,077
                   Franchised           36        4,196
                                       ---       ------
                        Total          148       18,511

      WELLESLEY INNS & SUITES
                        Owned           56        6,901
                      Managed            6          668
                   Franchised           19        1,895
                                       ---       ------
                        Total           81        9,464

       PRIME HOTELS & RESORTS
                        Owned            3          595
                                       ---       ------
                        Total            3          595

       NON-PROPRIETARY BRANDS
                        Owned            2          505
            Managed Cash Flow           12        2,321
                      Managed           10        1,934
                Joint Venture            2          665
                                       ---       ------
                        Total           26        5,425

              TOTAL PORTFOLIO
                        Owned          123       16,025
            Managed Cash Flow           54        7,535
                      Managed           24        3,679
                   Franchised           55        6,091
                Joint Venture            2          665
                                       ---       ------
                        Total          258       33,995

     Our growth has been focused on the development of our proprietary brands. Through the development of our proprietary brands, we have has transformed our Company from an owner/operator into a more diversified company with ownership, franchise and management interests, and have positioned the Company to generate additional revenues with minimal capital investment.

     The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters.

     Operating results for the three months ended March 31, 2004 were impacted by improvements in the economy. This has enabled us to implement a strategy of increasing the average daily room rate ("ADR") by better yield management and less reliance on discount distribution channels. Although this had a slightly negative impact on occupancy, it resulted in higher margins and profitability. As a result, for the three months ended March 31, 2004, revenues from comparable hotels increased by 1.4% and gross operating profits on these hotels increased by 6.6%. Overall, for the three months ended March 31, 2004, operating income increased by $3.6 million, primarily due to the termination of our leases with Hospitality Properties Trust ("HPT") and operating improvements. See below for a reconciliation of EBITDA to net income (loss) from continuing operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels; and its full-service hotels which are upscale hotels operated under our Prime Hotels and Resorts brand and national franchise agreements.

     Owned and cash flow hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Cash flow hotels are those that are managed and operated by Prime under management agreements which provide for a guaranteed minimum cash flow to the owners. At March 31, 2004, Cash flow hotels include 36 HPT properties (see
Note 8) and 18 hotels managed for Equity Inns.

     Revenues from owned hotels decreased by $1.1 million or 1.7%, for the three months ended March 31, 2004 compared to the same period in 2003, due to the sale of hotels in 2003 partially offset by a 1.0% increase in revenue per available room ("REVPAR") of comparable hotels.

     Revenues from cash flow hotels increased by $14.5 million or 69.5% due to the addition of twelve full service hotels.

     The following table illustrates the REVPAR change, by segment for all owned and managed-cash flow hotels which were operated for comparable three month periods in 2004 and 2003.

                                  THREE MONTHS ENDED
                                       MARCH 31,
                           -----------------------------------
                             2004        2003         % CHANGE
                           -------     -------        --------
            AMERISUITES
              Occupancy       58.4%       57.4%
                    ADR    $ 69.89     $ 68.63
                 REVPAR    $ 40.84     $ 39.42            3.6%

WELLESLEY INNS & SUITES
              Occupancy       57.5%       62.7%
                    ADR    $ 60.08     $ 56.09
                 REVPAR    $ 34.55     $ 35.19           (1.8%)

           FULL-SERVICE
              Occupancy       52.0%       54.1%
                    ADR    $114.13     $112.33
                 REVPAR    $ 59.40     $ 60.79           (2.3%)

                  TOTAL
              Occupancy       57.7%       58.9%
                    ADR    $ 69.59     $ 67.21
                 REVPAR    $ 40.14     $ 39.59            1.4%

     For the first quarter of 2004, we reported a 3.6% REVPAR increase at our comparable AmeriSuites hotels, as occupancy increased by 1.0 percentage point to 58.4% and ADR increased by 1.8% to $69.89. Increases were reported in Dallas, Miami, Orlando and Phoenix while decreases were posted in Chicago and Nashville.

     For the first quarter of 2004, we reported a 1.8% REVPAR decrease at our comparable Wellesley Inns & Suites hotels, ADR increased by 7.1% to $60.08 and occupancy decreased by 5.2 percentage points to 57.5%. The South Florida and Phoenix markets reported increases while revenues decreased in Austin and the Northeast.

     Prime's upscale full-service hotels, which are located in the Northeast, reported a 2.3% REVPAR decrease for the first quarter of 2004 as occupancy decreased by 2.1 percentage points to 52.0% and ADR increased by 1.6% to $114.13. The full-service hotels were impacted by a decrease in group business at the Saratoga Springs, NY hotel.

     Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees increased by $0.8 million or 15.2% for the three months ended March 31, 2004 compared to the same period in 2003. The increase was due to the conversion of additional franchised hotels to Prime brands, termination fees on one Wellesley Inn and the timing of pass-through fees from global distribution service providers ("GDS") charged to franchisees.

     Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Operating expenses for our Owned Hotels decreased by $1.6 million or 3.5%, for the three months ended March 31, 2004 compared to the same period in 2003. Hotel operating expenses, as a percentage of hotel revenues, for the Owned Hotels were 71.3% in 2004 and 72.7% in 2003. Margins improved due to the increase in ADR and operating cost efficiencies.

     Operating expenses for cash-flow hotels increased by $11.5 million or 45.3% due to the addition of twelve full service hotels.

     Brand operating expenses consist primarily of national brand advertising expenses, reservation costs, costs of our frequent guest program and franchise sales and support. Brand operating expenses increased by $0.7 million or 19.1%, for the three months ended March 31, 2004 compared to the same period in 2003, due primarily to the timing of pass-through GDS expenses.

     General and administrative expense consists primarily of centralized management expenses associated with operating the hotels, and corporate expense. General and administrative expense increased by $0.3 million or 4.8% over the same period in 2003 primarily due to normal inflationary increases.

     Depreciation and amortization decreased by $0.4 million or 3.6%, for the three months ended March 31, 2004 compared to the same period in the prior year due to hotel sales.

     Investment income decreased by $0.4 million or 94.3%, for the three months ended March 31, 2004 compared to the same period in 2003 due to the forfeiture of security deposits upon termination of the HPT leases in December 2003.

     Interest expense decreased by $0.8 million or 14.4%, for the three months ended March 31, 2004 compared to the same periods in 2003 due to debt reductions and lower borrowings under the Company's $125 Million Revolving Credit Facility (the "Credit Facility") than in the comparable period last year.

     For the three months ended, March 31, 2003, gains on retirement of debt related to the retirement of 8 3/8% Senior Subordinated Notes.

     Equity in earnings from joint ventures for the three months ended March 31, 2004 and 2003 related to the Meadowlands Venture and the Quebec Venture.

     Discontinued operations for the three months ended March 31, 2004 and 2003 reflect the operations of hotels no longer operated by Prime and the associated gain or loss on the disposal of these hotels.

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

The following table reconciles income (loss) before discontinued operations to EBITDA for the three months ended March 31, 2004 and 2003 (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                    2004          2003
                                                   -------      -------
Loss before discontinued operations ..........     $(2,615)     $(4,521)
Provision (benefit) for income taxes .........      (1,672)      (2,891)
Equity in earnings of joint ventures .........         (74)        (190)
Other (income) loss ..........................         (11)           -
(Gains) losses on retirement of debt .........           -         (800)
Interest expense .............................       4,818        5,628
Investment income ............................         (25)        (442)
Depreciation and amortization ................      10,255       10,633
                                                   -------      -------
EBITDA .......................................     $10,676      $ 7,417
                                                   =======      =======

     The Company believes that the effect of inflation has not been material during the three month periods ended March 31, 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, we had cash and cash equivalents of $14.4 million. We may utilize any excess cash flow to grow our brands either through acquisitions or new construction, to retire debt and/or repurchase shares.

     Our major sources of cash for the three months ended March 31, 2004 were operating cash flow of $3.1 million, borrowings of $5.0 million and proceeds from the exercise of stock options of $1.9 million. Our major uses of cash during the period were debt payments of $5.9 million, and capital expenditures of $3.3 million.

     As of March 31, 2004, we had borrowings of $35.0 million under our Credit Facility at LIBOR +2.50%, or approximately 3.7%. The Credit Facility consists of a $125 million revolving line of credit which expires in 2006 and is secured by the equity interests of certain of Prime's subsidiaries. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and incurring liens. In addition, the Credit Facility requires that the Company must maintain a debt to EBITDA ratio of 4.25 times and an EBITDA to interest ratio of 2.50 times. As of March 31, 2004, our debt to last twelve months EBITDA ratio was 3.75 times, our EBITDA to interest ratio was 3.21 times and the Company was in compliance with these covenants. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

     In April of 2004, we sold a parcel of vacant land for net proceeds of $1.6 million, which resulted in a gain of approximately $350,000.

     The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. There are currently no new construction projects underway. During the three months ended March 31, 2004, we spent $3.3 million on capital additions which primarily consisted of capital improvements at our owned hotels. We plan to fund capital improvements at existing hotels primarily with internally generated cash flow.

     At March 31, 2004, the Company has net operating loss carry forwards of approximately $91.0 million which expire in the years 2006 through 2023 and are available to offset future Federal taxable income. Included in the net operating loss carry forwards at December 31, 2003, the Company has approximately $52.4 million relating to PMI, which expires in the year 2006 and is subject to an annual limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the Plan.


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     There have been no material changes to the Company's off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company's 2003 Form 10-K Annual Report.


CONTRACTUAL OBLIGATIONS

     On April 3, 2003, a wholly owned subsidiary of the Company terminated lease agreements on three hotels owned by ShoLodge, Inc. ("ShoLodge") due to operating shortfalls which approximated $1.1 million in the previous twelve months. In accordance with the lease termination, Prime forfeited its rights to receive a $3.1 million payment in 2011 which was due at the end of the lease as compensation for executing the lease agreement. ShoLodge has assumed management of the hotels and is operating the hotels under new ten-year franchise agreements with Prime, under the AmeriSuites flag. These franchise agreements permit ShoLodge to terminate the agreements without termination fees upon proper notice. The results of operations for these hotels are reflected in discontinued operations, net of tax, in the accompanying financial statements. In addition, a loss of $1.5 million, net of tax, was recorded in the three months ended March 31, 2003 in gain (loss) on disposal from discontinued operations for the net assets associated with the lease.

     In July 2003, a subsidiary of the Company did not make its scheduled July 1 rent payment of approximately $2.0 million on 24 AmeriSuites hotels and received a default notice from Hospitality Properties Trust ("HPT"). Over the previous twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be set aside for capital improvements. In December 2003, we terminated our lease agreement for 24 AmeriSuites hotels with HPT and entered into a management agreement with HPT for the 24 AmeriSuites hotels and 12 full-service hotels to be re-branded under our Prime Hotels & Resorts chain. We recorded a $33.7 million loss due to the write-off of assets associated with the HPT lease agreement. The management agreement became effective on January 1, 2004 for the AmeriSuites hotels and February 1, 2004 for the Prime Hotels & Resorts hotels. The term is 15 years and we have two renewal options of 15 years each.

     Under the agreement, HPT will receive an owner's priority return of $26 million per year. This return is guaranteed by Prime under a limited guarantee which caps the maximum cash outlay by Prime over the life of the agreement at $30 million. Based on the guaranteed amount and other facts and circumstances, the fair value of the obligation was not material. Cash flow generated by the hotels in excess of $26 million per year will be split 50/50 between HPT and Prime with Prime's share counting as its royalty and management fee. Also, as part of the agreement, HPT will provide $25 million during the first two years to pay for re-branding and other capital improvements on the 36 hotels.


SUMMARY OF INDEBTEDNESS

Combined aggregate principal maturities of debt as of March 31, 2004, are as follows (in thousands):

                                  8 3/8%      CREDIT       SCHEDULED
                                   NOTES    FACILITY    AMORTIZATION      TOTAL
                                -----------------------------------------------
                        2004                                     155        155
                        2005                                   1,144      1,144
                        2006                  35,000             250     35,250
                        2007                                     272        272
                        2008                                     294        294
                  THEREAFTER     178,725                      11,850    190,575
                                -----------------------------------------------
                                $178,725     $35,000         $13,965   $227,690
                                ===============================================


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates from its floating rate debt arrangements. At March 31, 2004, the Company had $227.7 million of debt outstanding of which $192.7 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $35.0 million was outstanding at March 31, 2004, is variable at a rate of LIBOR + 2.50%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at March 31, 2004 would adversely affect Prime's annual interest cost by approximately $0.4 million assuming borrowed amounts under the Credit Facility remained at $35.0 million.


ITEM 4. CONTROLS AND PROCEDURES

     The Company under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company's Exchange Act filings.

     There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Currently and from time to time we are involved in litigation arising in the ordinary course of its business. We do not believe that we are involved in any litigation, that is likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations or cash flows.

     On August 18, 1999, plaintiff Nick Pourzal, a former employee of Prime, filed a complaint against the Company in the United States District Court for the Virgin Islands. The complaint alleges that the Company contracted in 1978 to pay plaintiff ten percent of the pre-tax earnings on any use or sale of a 16.354-acre property on St. Thomas, U.S. Virgin Islands known as the "Gilbert Land," and that the Company breached this contract by making commercial use of the Gilbert Land without paying the plaintiff. On January 13, 2003, plaintiff filed a motion for leave to file a second amended compliant, to add claims for
(i) conspiracy to violate the Virgin Islands Plant Closing Act, (ii) prima facie tort and (iii) to confirm an arbitration award relating to the Company's termination of plaintiff's employment in 1999. The complaint seeks compensatory, incidental and consequential damages, interest and costs, a declaratory judgment that the Company is liable for payment of ten percent of pre-tax earnings on use or sale of the Gilbert Land, and attorneys' fees and expenses. We believe that the plantiff's action is without merit and intend to vigorously defend this case.

     On June 13, 2003, Southeast Texas Inns, Inc. ("Southeast Texas Inns") filed a Complaint against the Company, May-Ridge, L.P. ("May-Ridge") and Ridgewood Holdings Corp. ("Ridgewood"), which is now pending before the United States District Court for the Middle District of Tennessee. The Complaint alleges that May-Ridge has defaulted under a Lease Agreement, dated as of July 9, 2000, with Southeast Texas Inns pursuant to which May-Ridge leased three properties located in Texas (the "Three Properties") that were operated as AmeriSuites Hotels. On April 2, 2003, Southeast Texas Inns, as landlord, terminated the Lease Agreement for default and May-Ridge surrendered the three properties to Southeast Texas Inns. In the Complaint, Southeast Texas Inns seeks actual and liquidated damages in an amount in excess of $10 million against May-Ridge and Ridgewood, which is the sole general partner of May-Ridge. Southeast Texas Inns also seeks to hold Prime jointly liable for all damages under the Lease Agreement, to which the Company is not a party. We filed a motion to dismiss the Complaint against the Company on August 19, 2003, which was granted subject to no new evidence being brought by Southeast Texas Inns. On April 21, 2004, Southeast Texas filed a second complaint against the Company seeking to reinstate its claim for damages under the Lease Agreement.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

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

         Exhibit 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

         Exhibit 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

         Exhibit 32.1 Certification of CEO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

         Exhibit 32.2 Certification of CFO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

     (b) Reports on Form 8-K

         On April 29, 2004, the Company issued a press release regarding earnings for the first quarter of 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PRIME HOSPITALITY CORP.



Date: May 10, 2004                           By: /s/ A.F. Petrocelli
                                                 -------------------
                                                 A.F. Petrocelli
                                                 President and Chief Executive
                                                 Officer



Date: May 10, 2004                           By: /s/ Richard T. Szymanski
                                                 ------------------------
                                                 Richard T. Szymanski
                                                 Senior Vice President and Chief
                                                 Financial Officer