Form 10-Q
period 2004-06-30
PRIME HOSPITALITY CORP
filed 2004-08-06
CIK 80293

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      (MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------- TO

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

The registrant had 44,608,182 shares of common stock, $.01 par value, outstanding as of August 2, 2004.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
               June 30, 2004 (Unaudited) and December 31, 2003..................      1

           Consolidated Statements of Operations
               Three and Six months ended June 30, 2004 and 2003 (Unaudited)....      2

           Consolidated Statements of Cash Flows
               Six months ended June 30, 2004 and 2003 (Unaudited)..............      3

           Notes to Interim Consolidated Financial Statements (Unaudited).......      4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................      9

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk........................................     15

Item 4.    Disclosure
           Controls and Procedures..............................................     15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings....................................................     16

Item 2.    Changes in Securities, Use of Proceeds and Issuer Repurchases
                  of Equity Securities..........................................     16

Item 3.    Defaults upon Senior Securities......................................     16

Item 4.    Submission of Matters to a Vote of Security Holders..................     17

Item 5.    Other Information....................................................     17

Item 6.    Exhibits and Reports on Form 8-K.....................................     17

Signatures......................................................................     18

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2004                  2003
                                                                                          -----------           ------------
                                                                                          (Unaudited)
                                              ASSETS
Current assets:
      Cash and cash equivalents                                                            $  12,182            $   12,901
      Accounts receivable (net of allowances of $1,218 and $1,463
          in 2004 and 2003, respectively)                                                     25,481                18,165
      Restricted cash                                                                          1,999                 2,272
      Hotel inventories                                                                       10,325                11,570
      Income tax receivable                                                                      410                   568
      Other current assets                                                                     4,806                 4,988
                                                                                           ---------            ----------
                Total current assets                                                          55,203               50,464

Property, equipment and leasehold improvements,
      net of accumulated depreciation and amortization                                       901,283               916,594
Assets held for sale                                                                           7,514                 8,787
Investments in unconsolidated joint ventures                                                  12,444                12,595
Mortgages and notes receivable, net of current portion                                        11,830                12,293
Other assets                                                                                   7,453                 6,572
                                                                                           ---------            ----------
               TOTAL ASSETS                                                                $ 995,727            $1,007,305
                                                                                           =========            ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                                $  15,231            $   21,577
      Current portion of debt                                                                  1,134                 1,067
      Current portion of deferred income                                                       5,578                 3,115
      Other current liabilities                                                               20,775                19,411
                                                                                           ---------            ----------
               Total current liabilities                                                      42,718                45,170

Long-term debt, net of current portion                                                       221,507               227,535
Deferred income, net of current portion                                                        8,748                10,306
Deferred income taxes                                                                         39,633                39,633
Other liabilities                                                                              2,968                 3,647
                                                                                           ---------            ----------
               Total liabilities                                                             315,574               326,291

Stockholders' Equity:
      Preferred stock, par value $.10 per share; 20,000,000 shares authorized;
          none issued                                                                              -                     -
      Common stock, par value $.01 per share; 75,000,000 shares authorized;
          56,852,960 and 56,632,904 shares issued and outstanding in 2004
          and 2003, respectively                                                                 568                   566
      Capital in excess of par value                                                         530,087               528,055
      Retained earnings                                                                      269,531               268,817
      Accumulated other comprehensive income, net of taxes of $306 and $357
          respectively                                                                           479                   560
      Treasury stock at cost (12,244,778 and 11,880,878 shares respectively)                (120,512)             (116,984)
                                                                                           ---------            ----------
               Total stockholders' equity                                                    680,153               681,014
                                                                                           ---------            ----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 995,727            $1,007,305
                                                                                           =========            ==========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                       June 30,                  June 30,
                                                                                  2004        2003          2004          2003
                                                                              ----------   ----------    ----------   -----------
Revenues:
      Owned hotels                                                            $  69,903    $  71,966     $ 131,090    $   134,234
      Cash flow hotels                                                           38,126       23,380        73,384         44,179
      Management, franchise and other fees                                        7,335        8,147        13,665         13,641
      Cost reimbursements                                                         8,730        7,754        16,625         14,960
                                                                              ---------    ---------     ---------     ----------
               Total revenues                                                   124,094      111,247       234,764        207,014

Costs and expenses:
      Owned hotels                                                               44,585       47,046        88,234         92,289
      Cash flow hotels                                                           38,937       26,089        75,950         51,559
      Brand operating                                                             4,224        5,422         8,430          8,953
      General and administrative                                                  6,850        7,013        14,081         13,913
      Depreciation and amortization                                              10,363        9,662        20,618         20,295
      Reimbursable costs                                                          8,730        7,754        16,625         14,960
                                                                              ----------   ----------    ----------   -----------
               Total costs and expenses                                         113,689      102,986       223,938        201,969

Operating income (loss)                                                          10,405        8,261        10,826          5,045

Investment income                                                                    26          429            51            871
Interest expense                                                                 (4,773)      (5,365)       (9,591)       (10,993)
Gains (losses) on retirement of debt                                                  -          822             -          1,622
Other income (loss)                                                                 303      (35,346)          314        (35,346)
                                                                              ----------   ----------    ----------   -----------

Income (loss) before equity in earnings of unconsolidated joint
     ventures, income taxes and discontinued operations                           5,961      (31,199)        1,600        (38,801)

Equity in earnings of unconsolidated joint ventures                                  94          263           168            453
                                                                              ----------   ----------    ----------   -----------

Income (loss) before income taxes and discontinued operations                     6,055      (30,936)        1,768        (38,348)
Provision (benefit) for income taxes                                              2,362      (12,065)          690        (14,956)
                                                                              ----------   ----------    ----------   -----------

Income (loss) before discontinued operations                                      3,693      (18,871)        1,078        (23,392)

Discontinued operations:

      Income (loss) from discontinued operations, net of income taxes                 -           85          (126)          (480)
      Gain (loss) on disposal, net of income taxes                                 (117)         964          (238)          (582)
                                                                              ----------   ----------    ----------   -----------

Net income (loss)                                                             $   3,576    ($ 17,822)    $     714    ($   24,454)
                                                                              ==========   ==========    ==========   ===========

Earnings (loss) per common share:

Basic:

      Income (loss) before discontinued operations                            $    0.08    ($   0.42)    $    0.02    ($     0.53)
      Income (loss) from discontinued operations, net of income taxes                 -         0.02             -          (0.02)
                                                                              ----------   ----------    ----------   -----------
Net income (loss)                                                             $    0.08    ($   0.40)    $    0.02    ($     0.55)
                                                                              ==========   ==========    ==========   ===========

Diluted:

      Income (loss) before discontinued operations                            $     0.08   ($  0.42)     $   0.02     ($    0.53)
      Income (loss) from discontinued operations, net of income taxes                  -        0.02             -          (0.02)
                                                                              ----------   ----------    ----------   -----------
Net income (loss)                                                             $     0.08   ($   0.40)    $    0.02    ($     0.55)
                                                                              ==========   ==========    ==========   ===========

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                                2004                   2003
                                                                                             ---------             ------------
Cash flows from operating activities:
Net income (loss)                                                                            $    714               $   (24,454)
Adjustments to reconcile net income to net cash provided by operating activites:
    Depreciation and amortization                                                              20,618                    20,871
    Amortization of deferred financing costs                                                      595                       584
    Income tax provision (benefit)                                                                457                   (15,146)
    (Gains) losses on retirement of debt                                                            -                    (1,622)
    Equity in (earnings) loss of unconsolidated joint ventures                                   (168)                     (453)
    Gains (losses) on disposals of discontinued operations                                       (391)                      582
    Net (gains) losses on sales of assets and lease terminations                                 (383)                   35,346
    Amortization of deferred income                                                            (1,558)                   (2,218)

Increase (decrease) from changes in other operating assets and liabilities:
    Accounts receivable                                                                        (7,316)                   (6,095)
    Other assets                                                                                  253                     3,229
    Other liabilities                                                                          (2,879)                      501
                                                                                             --------               -----------
         Net cash provided by operating activities                                              9,942                    11,125

Cash flows from investing activities:
    Net proceeds from mortgages and notes receivable                                              676                       755
    Disbursements for mortgages and notes receivable                                             (243)                     (335)
    Purchases of property, equipment and leasehold improvements                                (5,707)                  (13,382)
    Proceeds from sales of property, equipment and leasehold improvements                       2,068                    17,400
    Investments in unconsolidated joint ventures                                                    -                    (6,580)
    Proceeds from sales and financings of interests in unconsolidated joint ventures                -                    15,722
    Other                                                                                           -                    (1,557)
                                                                                             --------               -----------
         Net cash (used in) providing by investing activities                                  (3,206).                  12,023

Cash flows from financing activities:
    Net proceeds from issuance of debt                                                          5,000                    13,000
    Payments of debt                                                                          (10,961)                  (45,810)
    Proceeds from the exercise of stock options                                                 2,034                         -
    Purchase of treasury stock                                                                 (3,528)                   (1,961)
                                                                                             --------               -----------
         Net cash (used in) financing activities                                               (7,455)                  (34,771)

    Net (decrease) in cash and cash equivalents                                                  (719)                  (11,623)
    Cash and cash equivalents at beginning of period                                           12,901                    25,850
                                                                                             --------               -----------
    Cash and cash equivalents at end of year                                                 $ 12,182               $    14,227
                                                                                             ========-              ===========

OTHER CASH FLOW DISCLOSURES:
    Interest paid                                                                            $  9,172               $    10,598
    Income taxes paid                                                                        $    337               $         -

      See Accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME HOSPITALITY CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim unaudited consolidated financial statements of Prime Hospitality Corp. and its subsidiaries ("Prime" or the "Company") contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

      The consolidated financial statements for the three and six months ended June 30, 2004 and 2003 were prepared on a consistent basis with the audited consolidated financial statements for the year ended December 31, 2003. Certain reclassifications have been made to the June 30, 2003 consolidated financial statements to conform them to the June 30, 2004 presentation.

      The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The hotel and leisure industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have generally been lower in the first and fourth quarters than in the second and third quarters. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The following table sets forth the Company's pro forma information for its common stockholders for the three and six months ended June 30, 2004 and 2003 (in thousands except earnings per share data):

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                               ----------------------   -----------------------
                                                                    2004      2003         2004         2003
                                                               ----------   ---------   ----------   ----------
Net income (loss) as reported                                     $3,576    $(17,822)    $    714    $ (24,454)
Add:  Stock option expense included in net income (loss)             ---         ---          ---          ---
Less:  Stock option expense determined under fair
   value recognition method for all awards                          (956)       (981)      (1,904)      (1,925)
                                                               ---------    --------    ---------    ---------
Pro forma net income (loss)                                       $2,620    $(18,803)    $ (1,190)   $ (26,379)
                                                               ---------    --------    ---------    ---------

Net income (loss) per share as reported:

     Basic                                                        $ 0.08    $  (0.40)    $   0.02    $   (0.55)
                                                               ---------    --------    ---------    ---------
     Diluted                                                      $ 0.08    $  (0.40)    $   0.02    $   (0.55)
                                                               ---------    --------    ---------    ---------

Pro forma net income (loss) per share:

     Basic                                                        $ 0.06    $  (0.42)    $  (0.03)   $   (0.59)
                                                               ---------    --------    ---------    ---------
     Diluted                                                      $ 0.06    $  (0.42)    $  (0.03)   $   (0.59)
                                                               ---------    --------    ---------    ---------

      The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2004 and 2003: risk-free interest rate of 4.93%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 42.7% and a weighted-average expected life of the option of 4.7 years.

      For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' vesting period.

NOTE 4 - OTHER INCOME/DISCONTINUED OPERATIONS

      Other income (loss) for the six months ended June 30, 2003 includes a $35.0 million charge to write-off the assets associated with the HPT lease termination.

      During the six months ended June 30, 2004, the Company terminated the lease on one non-proprietary brand hotel. The results of operations, and loss on the lease termination, net of tax, are included in the Consolidated Statements of Operations as discontinued operations.

      In April 2004, we sold a parcel of vacant land for net proceeds of $1.6 million, which resulted in a gain of approximately $350,000, included in the consolidated statements of operations as part of other income.

      During the six months ended June 30, 2003, the Company sold one AmeriSuites and one Wellesley Inn for total proceeds of $17.4 million. The Company retained the franchise rights to the hotels under 20 year franchise agreements and signed a management agreement on the AmeriSuites hotel. The operations and gains on sale, net of tax, of the hotel in which Prime did not retain management are included in the consolidated statements of operations as part of discontinued operations.

NOTE 5 - DEBT

      During the six months ended June 30, 2003, Prime purchased $21.3 million of its 8 3/8% Senior Subordinated Notes due 2012 the ("Senior Subordinated Notes") for $19.7 million realizing a gain of

$1.6 million.

NOTE 6 - EARNINGS PER COMMON SHARE

      Basic earnings per common share was computed based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares used in computing basic earnings per common share was
44.8 million and 44.7 million for the three months ended June 30, 2004 and 2003, and 44.8 million and 44.8 million for the six months ended June 30, 2004 and 2003.

      Diluted earnings per common share reflect adjustments to basic earnings per common share for the dilutive effect of stock options. The weighted average number of common shares used in computing diluted earnings per common share was
46.0 million and 46.1 million for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, stock options were antidilutive and were not included in the calculation of diluted earnings per share.

NOTE 7 - COMMON STOCK

      During the six months ended June 30, 2004, Prime repurchased 363,900 shares of its common stock at an average price of $9.66 per share.

NOTE 8 - GEOGRAPHIC AND BUSINESS INFORMATION

      Our hotels primarily operate in three major lodging industry segments: the all-suites segment, under our AmeriSuites brand; the limited-service segment, primarily under our Wellesley Inns & Suites brand and the full-service segment under major national franchises and the Prime Hotels and Resorts brand. The AmeriSuites are upscale, all-suite limited service hotels containing approximately 128 suites and are located in 33 states throughout the United States. The Wellesley Inns & Suites hotels compete in the mid-price segment, and are primarily located in the Northeast, Texas and Florida regions of the United States. A Wellesley Inn & Suites hotel has between 100 to 130 rooms and suites. Full-service hotels compete primarily in the upscale segment, with food and beverage service and banquet facilities under our Prime Hotels and Resorts brand, and under franchise agreements with national hotel brands. The recently completed conversion of 12 former Wyndham hotels to the Prime Hotels and Resorts brand brings the chains hotel count to 15 properties in major markets including Atlanta, Seattle, Minneapolis, Nashville, San Diego, Phoenix and Northern New Jersey.

      Our full-service hotels operated under non-proprietary brands are located primarily in the northeastern region of the United States.

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

      The following table presents revenues and other financial information for the owned and leased hotels by business segment for the three and six months ended June 30, 2004 and 2003 (in thousands):

THREE MONTHS ENDED JUNE 30, 2004         ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
--------------------------------------   ----------  ---------------  ------------   ---------------    ------------
Revenues .............................      $60,745          $25,046       $30,968             $7,335       $124,094
Operating income plus depreciation ...        8,975            3,933         3,579              4,281         20,768
Depreciation and amortization ........        4,710            3,540         1,145                968         10,363
Capital expenditures .................          845              649           370                487          2,351
Total assets .........................      488,067          339,310        74,431             93,919        995,727

THREE MONTHS ENDED JUNE 30, 2003         ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
--------------------------------------   ----------  ---------------  ------------   ---------------    ------------
Revenues .............................      $63,115          $24,442       $14,784            $8,906       $111,247
Operating income plus depreciation ...        8,095            4,040         4,215             1,573         17,923
Depreciation and amortization ........        4,874            3,551           905               332          9,662
Capital expenditures .................        2,816              604           495             1,367          5,282
Total assets .........................      560,406          346,858        77,337            74,676      1,059,277

MONTHS ENDED JUNE 30, 2004               ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
--------------------------------------   ----------  ---------------  ------------   ---------------    ------------
Revenues                                   $114,217          $49,572       $57,310           $13,665        $234,764
Operating income plus depreciation ...       15,483            7,387         4,174             4,400          31,444
Depreciation and amortization ........        9,361            7,053         2,264             1,940          20,618
Capital expenditures .................        1,642            1,710         1,273             1,082           5,707
Total assets .........................      488,067          339,310        74,431            93,919         995,727

MONTHS ENDED JUNE 30, 2004               ALL-SUITES  LIMITED-SERVICE  FULL-SERVICE   CORPORATE/OTHER    CONSOLIDATED
--------------------------------------   ----------  ---------------  ------------   ---------------    ------------
Revenues .............................     $114,960          $46,215       $32,198            $13,641       $207,014
Operating income plus depreciation ...        9,901            8,763         5,920                756         25,340
Depreciation and amortization ........        9,748            6,758         2,378              1,411         20,295
Capital expenditures .................        6,125            1,277         1,050              4,930         13,382
Total assets .........................      560,406          346,858        77,337             74,676      1,059,277

      We believe that operating income plus depreciation should be considered in conjunction with net income, as presented in the statement of operations, to facilitate a clearer understanding of the operating results of the Company. We believe that operating income plus depreciation is helpful to investors along with cash flow from operating activities, financing activities and investing activities as a measure of the Company's ability to incur and service debt and to fund its cash needs. We add back depreciation to operating income as theses are non-cash expenses and they are based on historical cost accounting, which assumes that the value of real estate assets diminishes on a fixed basis each year rather than due to market conditions.

      The following table details consolidated operating income plus depreciation for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                    2004       2003      2004       2003
                                                  --------  --------   -------   --------
Operating income                                  $10,405    $ 8,261   $10,826    $ 5,045
Depreciation and amortization                      10,363      9,662    20,618     20,295
                                                  -------    -------   -------    -------
Operating income plus depreciation                $20,768    $17,923   $31,444    $25,340
                                                  =======    =======   =======    =======

NOTE 9 - LITIGATION

      Currently, and from time to time, we are involved in litigation arising in the ordinary course of business. We do not believe that we are involved in any litigation, that is likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations or cash flows.

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

      In June 2004, Marriott named Prime a third party defendant in a case captioned Nick Pourzal vs. Marriott International, Inc. vs. Prime Hospitality Corp., in the United States District Court for the Virgin Islands. The suit raises a claim against Prime based on an indemnity contained in the purchase agreement between Marriott and Prime for the sale of the Frenchman's Reef Hotel, St. Thomas, Virgin Islands. We have moved to dismiss this third party action and intend to vigorously defend this claim if necessary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      We are an owner, manager and franchisor of limited-service and full-service hotels. We have 256 hotels in operation containing 33,605 rooms located in 36 states and Canada (the "Portfolio") as of June 30, 2004. We control three hotel brands -- AmeriSuites (R), Wellesley Inns & Suites (R) and Prime Hotels and Resorts (R) -- and operate a portfolio of full-service hotels under franchise agreements with national hotel chains. We operate and have ownership or leasehold interests in 123 hotels (the "Owned Hotels"), operate 54 hotels for real estate investment trusts which have cash flow guarantees and participations (the "Cash Flow Hotels"), manage 22 hotels for third parties (the "Managed Hotels"), and franchise 55 hotels which we do not operate (the "Franchised Hotels"). The Portfolio is comprised of 148 AmeriSuites hotels, 81 Wellesley Inns & Suites hotels, 15 Prime Hotels and Resorts hotels and 12 non-proprietary brand hotels.

         The following table sets forth information with respect to the Portfolio as of June 30, 2004:

            AMERISUITES       HOTELS       ROOMS
            -----------       ------       ------
                  Owned           62        8,024
      Managed Cash Flow           42        5,214
                Managed            8        1,077
             Franchised           36        4,189
                                ----       ------
                  Total          148       18,504

WELLESLEY INNS & SUITES

                  Owned           56        6,901
                Managed            6          667
             Franchised           19        1,926
                                ----       ------
                  Total           81        9,494

 PRIME HOTELS & RESORTS

                  Owned            3          595
      Managed Cash Flow           12        2,321
                                ----       ------
                  Total           15        2,916

 NON-PROPRIETARY BRANDS

                  Owned            2          505
                Managed            8        1,521
          Joint Venture            2          665
                                ----       ------
                  Total           12        2,691

        TOTAL PORTFOLIO

                  Owned          123       16,025
      Managed Cash Flow           54        7,535
                Managed           22        3,265
             Franchised           55        6,115
          Joint Venture            2          665
                                ----       ------
                  Total          256       33,605

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

      Operating results for the three and six months ended June 30, 2004 were impacted by a change in marketing strategy to reduce the number of lower priced rooms available through third party internet sites, which were increasing occupancy but negatively impacting average daily rates ("ADR"). As a result, for the three and six months ended June 30, 2004, while occupancy declined by 5.4% and 3.3%, respectively, the ADR rate increased by 8.1% and 6.0% for comparable owned and cash flow hotels. Overall, for the three and six months ended June 30, 2004, revenue increased by 11.5% and 13.4% to $124.1 million and $234.8 million, and operating income increased by $2.1 million and $5.8 million to $10.4 million and $10.8 million, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

      The Company operates three product types: its proprietary AmeriSuites which are upscale all-suites hotels; its proprietary Wellesley Inns & Suites which are mid-price limited service hotels; and its full-service hotels which are upscale hotels operated under our Prime Hotels and Resorts brand and national franchise agreements.

      Owned and cash flow hotel revenues consist of lodging revenues (which consist primarily of room, telephone and vending revenues) and food and beverage revenues. Cash flow hotels are those that are managed and operated by Prime under management agreements which provide for a guaranteed minimum cash flow to the owners. At June 30, 2004, cash flow hotels include 36 HPT properties (see
Note 8) and 18 hotels managed for Equity Inns.

      Revenues from owned hotels decreased by $2.1 million and $3.1 million or 2.9% and 2.3%, respectively, for the three and six months ended June 30, 2004 compared to the same period in 2003, due to a decline in occupancy partially offset by 7.2% and 5.5% increases in ADR of comparable hotels.

      Revenues from cash flow hotels increased by $14.7 million and $29.2 million or 63.1% and 66.1%, respectively, due to the addition of twelve full service hotels.

      The following table illustrates the REVPAR change, by segment for all owned and managed-cash flow hotels which were operated for comparable three and six month periods in 2004 and 2003, "comparable hotels."

                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                     JUNE 30,                        JUNE 30,
                             2004      2003    % CHANGE     2004      2003     % CHANGE
                          --------  --------   --------   --------  --------   ---------
            AMERISUITES
              Occupancy      66.3%     71.8%                 62.4%     64.7%
                    ADR   $ 70.87   $ 64.84               $ 70.41   $ 66.51
                 REVPAR   $ 46.98   $ 46.55       0.9%    $ 43.91   $ 43.01       2.1%

WELLESLEY INNS & SUITES
              Occupancy      60.7%     66.3%                 59.1%     64.5%
                    ADR   $ 57.63   $ 54.04               $ 58.82   $ 55.03
                 REVPAR   $ 35.01   $ 35.81      (2.2%)   $ 34.78   $ 35.50      (2.0%)

           FULL-SERVICE
              Occupancy      65.7%     69.9%                 58.9%     62.0%
                    ADR   $115.49   $111.43               $114.89   $111.82
                 REVPAR   $ 75.85   $ 77.89      (2.6%)   $ 67.63   $ 69.37      (2.5%)

                  TOTAL
              Occupancy      64.5%     69.9%                 61.1%     64.4%
                    ADR   $ 70.10   $ 64.86               $ 69.86   $ 65.93
                 REVPAR   $ 45.20   $ 45.34      (0.3%)   $ 42.67   $ 42.48        0.4%

      For the second quarter of 2004, we reported a 0.9% REVPAR increase at our comparable AmeriSuites hotels, as occupancy decreased by 5.5 percentage point to 66.3% and ADR increased by 9.0% to $70.87. Increases were reported in Miami, Nashville, Orlando and Richmond while decreases were reported in Albuquerque, Austin, Chicago and Detroit.

      For the second quarter of 2004, we reported a 2.2% REVPAR decrease at our comparable Wellesley Inns & Suites hotels, ADR increased by 6.6% to $57.63 and occupancy decreased by 5.6 percentage points to 60.7%. The Austin, Orlando and South Florida markets reported increases while revenues decreased in Atlanta, Dallas, Houston and the Northeast.

      Prime's upscale full-service hotels, of which the comparable hotels are located in the Northeast, reported a 2.6% REVPAR decrease for the second quarter of 2004 as occupancy decreased by 4.2 percentage points to 65.7% and ADR increased by 3.6% to $115.49. The full-service hotels were impacted by a decrease in group business in Northern New Jersey.

      Management, franchise and other fees consist primarily of base and incentive fees earned under management agreements, royalties earned under franchise agreements and sales commissions earned by the Company's national sales group. Management, franchise and other fees decreased by $0.8 million or 10.0% for the three months ended June 30, 2004 compared to the same period in 2003. The decrease was primarily due to termination fees of $1.5 million on three AmeriSuites hotels received in the second quarter of 2003.

      Hotel operating expenses consist of all direct costs related to the operation of the Company's properties (lodging, food & beverage, administration, selling and advertising, utilities and repairs and maintenance). Operating expenses for our Owned Hotels decreased by $2.5 and $4.1 million or 5.2% and 4.4%, for the three and six months ended June 30, 2004 compared to the same period in 2003. For the comparable three and six months periods, hotel operating expenses, as a percentage of hotel revenues, for the Owned Hotels were 63.8% and 67.3% in 2004 and 65.4% and 68.8% in 2003. Margins improved due to the increase in ADR and operating cost efficiencies.

      Operating expenses for cash-flow hotels increased by $12.8 million and $24.4 million or 49.3% and 47.3% due to the addition of twelve full service hotels for the three and six months ended June 30, 2004 versus 2003.

      Brand operating expenses consist primarily of national brand advertising expenses, reservation costs, costs of our frequent guest program and franchise sales and support. Brand operating expenses decreased by $1.2 million and $0.5 million or 22.1% and 5.8%, for the three and six months ended June 30, 2004 compared to the same period in 2003, due primarily to lower advertising costs.

      General and administrative expense consists primarily of centralized management expenses associated with operating the hotels, and corporate expense. General and administrative expense decreased by $0.2 million or 2.3% for the three months ended June 30, 2004 due to savings in payroll and benefits costs. General and administration costs increased by $0.2 million or 1.2% for the six month period compared to the same period in 2003, primarily due to normal inflationary increases.

      Depreciation and amortization increased by $0.7 million and $0.3 million or 7.3% and 1.6% for the three and six months ended June 30, 2004 compared to the same period in the prior year due to asset purchases partially offset by the sale of hotels in the first quarter of 2003.

      Investment income decreased by $0.4 million and $0.8 million or 93.9% and 94.1%, for the three and six months ended June 30, 2004 compared to the same period in 2003 due to the forfeiture of security deposits upon termination of the HPT leases in December 2003.

      Interest expense decreased by $0.6 million and $1.4 million or 11.0% and 12.8%, for the three and six months ended June 30, 2004 compared to the same periods in 2003 due to debt reductions and lower borrowings under the Company's $125 Million Revolving Credit Facility (the "Credit Facility") than in the comparable period last year.

      For the three and six months ended June 30, 2003, gains on retirement of debt related to the retirement of 8 3/8% Senior Subordinated Notes.

      Other income (loss) for the six months ended June 30, 2003, includes a $35.0 million charge to write-off the assets associated with the HPT lease termination.

      Equity in earnings from joint ventures for the three and six months ended June 30, 2004 and 2003 related to two unconsolidated joint ventures, East Rutherford Group, L.L.C. ("Meadowlands Venture") and Nova Scotia Company ("Quebec Venture").

      Discontinued operations for the three and six months ended June 30, 2004 and 2003 reflect the operations of hotels no longer operated by Prime and the associated gain or loss on the disposal of these hotels.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that the effect of inflation has not been material during the six month periods ended June 30, 2004 and 2003.

      At June 30, 2004, we had cash and cash equivalents of $12.2 million. We may utilize any excess cash flow to grow our brands either through acquisitions or new construction, to retire debt and/or repurchase shares.

      Our major sources of cash for the six months ended June 30, 2004 were operating cash flow of $9.9 million, borrowings of $5.0 million, asset sales of $2.0 million, and proceeds from the exercise of stock options of $2.0 million. Our major uses of cash during the period were debt payments of $11.0 million, and capital expenditures of $5.7 million.

      As of June 30, 2004, we had borrowings of $30.0 million under our Credit Facility at LIBOR +2.50%, or approximately 3.7%. In July 2004, we paid down $10.0 million, reducing our borrowings to $20.0 million. The Credit Facility consists of a $125 million revolving line of credit which expires in 2006 and is secured by the equity interests of certain of Prime's subsidiaries. The Credit Facility contains loan covenants customary for a credit facility of this size and nature, including but not limited to, limitations on making capital expenditures, selling or transferring assets, making certain investments (including acquisitions), repurchasing shares and incurring liens. In addition, the Credit Facility requires that the Company must maintain a debt to EBITDA ratio of 4.25 times and an EBITDA to interest ratio of 2.50 times. As of June 30, 2004, our debt to last twelve months EBITDA ratio was 3.59 times, our EBITDA to interest ratio was 3.39 times and the Company was in compliance with these covenants. However, there can be no assurance that the Company will continue to be in compliance with these covenants.

      In April 2004, we sold a parcel of vacant land for net proceeds of $1.6 million, which resulted in a gain of approximately $350,000.

      The Company intends to continue the growth of its brands primarily through franchising and, therefore, new construction spending will be limited. There are currently no new construction projects underway. During the six months ended June 30, 2004, we spent $5.7 million on capital additions which primarily consisted of capital improvements at our owned hotels. We plan to fund capital improvements at existing hotels primarily with internally generated cash flow.

      At June 30, 2004, the Company had net operating loss carry forwards of approximately $91.5 million which expire in the years 2006 through 2024 and are available to offset future Federal taxable income. Included in the net operating loss carry forwards at December 31, 2003, the Company had approximately $52.4 million relating to Prime Motor Inns, which expires in the year 2006 and is subject to an annual limitation of $8.7 million under the Internal Revenue Code due to a change in ownership of the Company upon consummation of the reorganization plan on July 31, 1992.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      There have been no material changes to the Company's off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company's 2003 Form 10-K Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

      Prime is a partner in two unconsolidated joint ventures, east Rutherford group, L.L.C. ("Meadowlands venture") and Nova Scotia Company ("Quebec venture"). Prime accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. As of June 30, 2004, investments in unconsolidated joint ventures consisted of the Company's 40% ownership interests in the Meadowlands Venture and the Quebec Venture.

CONTRACTUAL OBLIGATIONS

      In July 2003, a subsidiary of the Company did not make its scheduled July 1 rent payment of approximately $2.0 million on 24 AmeriSuites hotels and received a default notice from Hospitality Properties Trust ("HPT"). Over the previous twelve months, cash flow was negatively impacted by $11.5 million as rent payments exceeded operating cash flow by $9.0 million and approximately $2.5 million was required to be set aside for capital improvements. In December 2003, we terminated our lease agreement for 24 AmeriSuites hotels with HPT and entered into a management agreement with HPT for the 24 AmeriSuites hotels and 12 full-service hotels to be re-branded under our Prime Hotels & Resorts chain. We recorded a $35.0 million loss due to the write-off of assets associated with the HPT lease agreement. The management agreement became effective on January 1, 2004 for the AmeriSuites hotels and February 1, 2004 for the Prime Hotels & Resorts hotels. The term is 15 years and we have two renewal options of 15 years each.

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

      On January 1, 2002, the Company converted its leases on 18 AmeriSuites it leased from Equity Inns into management agreements. These management agreements run for the unexpired term of the leases they replaced and require Prime to guarantee a certain minimum level of cash flow. The lease agreements expire in 2007 and 2008 and will then be converted to 20-year franchise agreement provided that we are in compliance with the cash flow guarantee requirements under the current agreements.

Below is a schedule of the future minimum cash flow levels (in thousands):

                                   OPERATING      MANAGEMENT
                                    LEASES        AGREEMENTS     TOTAL
                                   ---------      ----------    --------
Balance of 2004                      $ 2,255        $ 22,630    $ 24,885
2005                                   4,733          46,661      51,394
2006                                   4,668          46,661      51,329
2007                                   4,672          46,661      51,333
2008                                   2,955          33,550      36,505
Thereafter                            37,536         260,000     297,536
                                     -------        --------    --------
TOTAL                                $56,819        $456,163    $512,982
                                     =======        ========    ========

SUMMARY OF INDEBTEDNESS

Combined aggregate principal maturities of debt as of June 30, 2004, are as follows (in thousands):

               8 3/8%      CREDIT      SCHEDULED
               NOTES      FACILITY   AMORTIZATION    TOTAL
            ----------- ----------- -------------- ----------
      2004                                    106        106
      2005                                  1,144      1,144
      2006                  30,000            250     30,250
      2007                                    272        272
      2008                                    294        294
THEREAFTER     178,725                     11,850    190,575
            ----------  ----------       --------   --------
              $178,725     $30,000        $13,916   $222,641
            ==========  ==========       ========   ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates from its floating rate debt arrangements. At June 30, 2004, the Company had $222.6 million of debt outstanding of which $192.6 million bears interest at fixed rates. The interest rate on the Company's Credit Facility, under which $30.0 million was outstanding at June 30, 2004, is variable at a rate of LIBOR + 2.50%. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at June 30, 2004 would adversely affect Prime's annual interest cost by approximately $0.3 million assuming borrowed amounts under the Credit Facility remained at $30.0 million.

      The Company had $178.7 million of its 8 3/8% notes outstanding at June 30, 2004. A hypothetical 100 basis point adverse move (increase) in interest rates would decrease the fair value of our fixed rate debt by approximately $20.0 million, and a 100 basis point favorable move (decrease) in interest rates would increase the fair value of our fixed rate debt by approximately $20.0 million.

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

      In June 2004, Marriott named Prime a third party defendant in a case captioned Nick Pourzal vs. Marriott International, Inc. vs. Prime Hospitality Corp., in the United States District Court for the Virgin Islands. The suit raises a claim against Prime based on an indemnity contained in the purchase agreement between Marriott and Prime for the sale of the Frenchman's Reef Hotel, St. Thomas, Virgin Islands. We have moved to dismiss this third party action and intend to vigorously defend this claim if necessary.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

                   TOTAL
                  NUMBER                  TOTAL NUMBER OF SHARES     APPROXIMATE DOLLAR VALUE
                 OF SHARES    AVERAGE      PURCHASED AS PART OF       OF SHARES THAT MAY YET
PERIOD           PURCHASED     PRICE      PUBLICLY ANNOUNCED PLAN   BE PURCHASED UNDER THE PLAN
--------         ---------    -------     -----------------------   ---------------------------
May 2004         363,900      $9.66       363,900                   $55,567,000

            On October 29, 1999, our Board of Directors authorized a plan to purchase up to $100 million of its common stock on the open market. This repurchase plan does not have an expiration date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders on May 20, 2004 (the "Annual Meeting"). The Company's stockholders were asked to take the following action at the meeting:

            Elect two Class III Directors to serve until the 2007 Annual Meeting of Stockholders.

                  With respect to the Board Proposal, the two individuals nominated for director were both elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and the votes received by each are as follows:

                               FOR           WITHHELD
                            ----------      ---------
Howard M. Lorber            38,868,479      2,657,866
Richard Szymanski           38,869,279      2,657,066

            A.F. Petrocelli, Howard M. Lorber, Lawrence N. Friedland, Richard Reitman and Allen S. Kaplan will continue to serve as directors of the Company. Stephen Seltzer was appointed by the Board of Directors at the April 27, 2004 meeting, to fill a Class I vacancy.

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

            Exhibit 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

            Exhibit 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

            Exhibit 32.1 Certification of CEO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

            Exhibit 32.2 Certification of CFO pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      (b)   Reports on Form 8-K

            On April 29, 2004, the Company issued a press release regarding earnings for the first quarter of 2004. This Form 8-K was filed under Items 7 and 12.

            On July 29, 2004, the Company issued a press release regarding earnings for the second quarter of 2004. This form 8-K was filed under Items 7 and 12.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRIME HOSPITALITY CORP.

    Date:August 6, 2004                      By: /s/ A.F. Petrocelli
                                                 -------------------
                                                 A.F. Petrocelli
                                                 President and Chief Executive
                                                 Officer

    Date:August 6, 2004                      By: /s/ Richard T. Szymanski
                                                 -------------------------------
                                                 Richard T. Szymanski
                                                 Senior Vice President and Chief
                                                 Financial Officer